Form 10-Q
period 2015-03-28
SUBURBAN PROPANE PARTNERS LP
filed 2015-05-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2015

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 28, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110,066	$92,639
Accounts receivable, less allowance for doubtful accounts of $7,130 and $11,122, respectively	186,960	96,915
Inventories	58,902	90,965
Other current assets	24,250	14,346

Total current assets	380,178	294,865
Property, plant and equipment, net	806,269	826,826
Goodwill	1,087,429	1,087,429
Other intangible assets, net	336,475	359,293
Other assets	41,133	40,950

Total assets	$2,651,484	$2,609,363

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,548	$49,253
Accrued employment and benefit costs	27,266	24,033
Customer deposits and advances	51,642	107,386
Accrued interest	16,517	16,313
Other current liabilities	26,293	25,281

Total current liabilities	171,266	222,266
Long-term borrowings	1,242,508	1,242,685
Accrued insurance	51,775	52,410
Other liabilities	70,325	70,549

Total liabilities	1,535,874	1,587,910

Commitments and contingencies

Partners’ capital:
Common Unitholders (60,484 and 60,317 units issued and outstanding at March 28, 2015 and September 27, 2014, respectively)	1,159,623	1,067,358
Accumulated other comprehensive loss	(44,013)	(45,905)

Total partners’ capital	1,115,610	1,021,453

Total liabilities and partners’ capital	$2,651,484	$2,609,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenues
Propane	$498,616	$728,504
Fuel oil and refined fuels	60,426	93,722
Natural gas and electricity	28,281	39,083
All other	12,066	12,463

	599,389	873,772
Costs and expenses
Cost of products sold	253,667	517,198
Operating	120,465	131,731
General and administrative	20,437	20,517
Depreciation and amortization	33,229	33,282

	427,798	702,728

Operating income	171,591	171,044
Loss on debt extinguishment	15,072	—
Interest expense, net	19,711	21,226

Income before provision for income taxes	136,808	149,818
Provision for income taxes	174	271

Net income	$136,634	$149,547

Net income per Common Unit - basic	$2.26	$2.47

Weighted average number of Common Units outstanding - basic	60,573	60,425

Net income per Common Unit - diluted	$2.24	$2.46

Weighted average number of Common Units outstanding - diluted	60,917	60,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014
Revenues
Propane	$853,266	$1,167,098
Fuel oil and refined fuels	99,356	147,990
Natural gas and electricity	44,248	57,399
All other	25,463	27,341

	1,022,333	1,399,828
Costs and expenses
Cost of products sold	441,588	797,724
Operating	227,582	245,044
General and administrative	39,746	37,852
Depreciation and amortization	65,858	68,109

	774,774	1,148,729

Operating income	247,559	251,099
Loss on debt extinguishment	15,072	—
Interest expense, net	39,710	42,433

Income before provision for income taxes	192,777	208,666
Provision for income taxes	336	448

Net income	$192,441	$208,218

Net income per Common Unit - basic	$3.18	$3.45

Weighted average number of Common Units outstanding - basic	60,536	60,409

Net income per Common Unit - diluted	$3.16	$3.43

Weighted average number of Common Units outstanding - diluted	60,856	60,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income	$136,634	$149,547	$192,441	$208,218

Other comprehensive income:
Net unrealized losses on cash flow hedges	(500)	(90)	(727)	(256)
Reclassification of realized losses on cash flow hedges into earnings	344	346	701	699
Amortization of net actuarial losses and prior service credits into earnings	959	955	1,918	1,910

Other comprehensive income	803	1,211	1,892	2,353

Total comprehensive income	$137,437	$150,758	$194,333	$210,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$192,441	$208,218
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	65,858	68,109
Loss on debt extinguishment	15,072	—
Other, net	5,834	1,714
Changes in assets and liabilities:
Accounts receivable	(90,045)	(200,476)
Inventories	32,063	(18,898)
Other current and noncurrent assets	(10,588)	(6,280)
Accounts payable	911	21,195
Accrued employment and benefit costs	3,233	3,276
Customer deposits and advances	(55,744)	(60,632)
Other current and noncurrent liabilities	902	4,161

Net cash provided by operating activities	159,937	20,387

Cash flows from investing activities:
Capital expenditures	(19,903)	(14,357)
Acquisition of business	(6,500)	—
Proceeds from sale of property, plant and equipment	4,867	5,986

Net cash (used in) investing activities	(21,536)	(8,371)

Cash flows from financing activities:
Proceeds from long-term borrowings	250,000	—
Repayment of long-term borrowings (includes premium and fees)	(260,777)	—
Proceeds from borrowings under revolving credit facility	—	61,700
Repayment of borrowings under revolving credit facility	—	(6,700)
Issuance costs associated with long-term borrowings	(4,518)	—
Partnership distributions	(105,679)	(105,470)

Net cash (used in) financing activities	(120,974)	(50,470)

Net increase (decrease) in cash and cash equivalents	17,427	(38,454)
Cash and cash equivalents at beginning of period	92,639	107,232

Cash and cash equivalents at end of period	$110,066	$68,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital
Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453

Net income		192,441		192,441
Other comprehensive income			1,892	1,892
Partnership distributions		(105,679)		(105,679)
Common Units issued under Restricted Unit Plans	167
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		5,503		5,503

Balance at March 28, 2015	60,484	$1,159,623	$(44,013)	$1,115,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,484,035 Common Units outstanding at March 28, 2015. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses. On October 27, 2014, the Society of Actuaries (“SOA”) issued new mortality tables (RP-2014) and a new mortality improvement scale (MP-2014). The Partnership uses SOA life expectancy information when developing the annual mortality assumptions for its pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligations under these plans. While the Partnership is still in the process of evaluating the potential impact of using the new mortality tables and improvement scale in connection with the year-end measurement of the plans’ benefit obligations, the Partnership does not expect such use to have a material impact on its financial condition, results of operations or cash flows. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

Recently Issued Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be the Partnership’s first quarter of fiscal year 2017. Other than the reclassification of existing debt issuance costs on the balance sheet, the adoption of ASU 2015-03 will have no impact on the Partnership’s operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09. If accepted, the revenue standard would then be effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal year 2019. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Partnership does not expect the adoption of ASU 2014-09 will have a material impact on the Partnership’s results of operations, financial position or cash flows.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 28, 2015 and September 27, 2014, respectively:

	As of March 28, 2015		As of September 27, 2014
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,562	Other current assets	$3,924
	Other assets	134	Other assets	62

		$5,696		$3,986

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,164	Other current liabilities	$1,257
	Other liabilities	402	Other liabilities	283

		$1,566		$1,540

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$3,019	Other current liabilities	$1,527
	Other liabilities	—	Other liabilities	53

		$3,019		$1,580

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended March 28, 2015		Six Months Ended March 29, 2014
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,512	$—	$1,847	$—
Beginning balance realized during the period	(910)	—	(389)	—
Contracts purchased during the period	461	—	—	159
Change in the fair value of outstanding contracts	2,755	—	42	—

Ending balance of over-the-counter options	$3,818	$—	$1,500	$159

As of March 28, 2015 and September 27, 2014, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three and six months ended March 28, 2015 and March 29, 2014 are as follows:

	Three months ended March 28, 2015			Three months ended March 29, 2014
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(500)	Interest expense	$(344)	$(90)	Interest expense	$(346)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(7,433)		Cost of products sold	$291

	Six months ended March 28, 2015			Six months ended March 29, 2014
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(727)	Interest expense	$(701)	$(256)	Interest expense	$(699)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$2,072		Cost of products sold	$1

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 28, 2015
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$13,526	$(7,830)	$5,696
Interest rate swap	1,297	(1,297)	—

	$14,823	$(9,127)	$5,696

Liability Derivatives
Commodity-related derivatives	$10,849	$(7,830)	$3,019
Interest rate swap	2,863	(1,297)	1,566

	$13,712	$(9,127)	$4,585

	As of September 27, 2014
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$9,533	$(5,547)	$3,986
Interest rate swap	2,139	(2,139)	—

	$11,672	$(7,686)	$3,986

Liability Derivatives
Commodity-related derivatives	$7,127	$(5,547)	$1,580
Interest rate swap	3,679	(2,139)	1,540

	$10,806	$(7,686)	$3,120

The Partnership had $3,090 and $-0- posted cash collateral as of March 28, 2015 and September 27, 2014, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	March 28, 2015	September 27, 2014
7.375% senior notes due March 15, 2020	$—	$263,250
7.375% senior notes due August 1, 2021	373,874	363,489
5.5% senior notes due June 1, 2024	540,094	508,594
5.75% senior notes due March 1, 2025	255,000	—

	$1,168,968	$1,135,333

4.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 28, 2015	September 27, 2014
Propane, fuel oil and refined fuels and natural gas	$56,779	$89,470
Appliances	2,123	1,495

	$58,902	$90,965

5.	Goodwill

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	March 28, 2015	September 27, 2014
Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$1,087,429	$1,087,429

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 343,922 and 320,398 units for the three and six months ended March 28, 2015, respectively, and 266,948 and 259,433 units for the three and six months ended March 29, 2014, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 28, 2015	September 27, 2014
7.375% senior notes, due March 15, 2020, net of unamortized discount of $-0- and $1,183, respectively	$—	$248,817
7.375% senior notes, due August 1, 2021, including unamortized premium of $21,328 and $22,688, respectively	367,508	368,868
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	—
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,242,508	$1,242,685

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

On August 2, 2013, the Partnership repurchased, pursuant to an optional redemption, $133,400 of its 2021 Senior Notes using net proceeds from a May 2013 public offering of Common Units and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, the Partnership repurchased $23,863 of 2021 Senior Notes in a private transaction using cash on hand.

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

On February 25, 2015, the Partnership repurchased and satisfied and discharged all of its previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes, as defined below, and cash on hand pursuant to a tender offer and redemption during the second quarter of fiscal 2015. In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $15,072 consisting of $11,124 for the redemption premium and related fees, as well as the write-off of $2,855 and $1,093 in unamortized debt origination costs and unamortized discount, respectively.

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

2025 Senior Notes

On February 25, 2015, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September. The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2020 Senior Notes.

The Partnership’s obligations under the 2021 Senior Notes, 2024 Senior Notes and 2025 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes. The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of March 28, 2015 and September 27, 2014. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 28, 2015, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of March 28, 2015, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53,230 which expire periodically through April 3, 2016. After considering outstanding borrowings of $100,000, the Partnership had available borrowing capacity of $246,770 under the Revolving Credit Facility as of March 28, 2015.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 28, 2015.

The aggregate amounts of long-term debt maturities subsequent to March 28, 2015 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121,180.

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

On April 23, 2015, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2015, payable on May 12, 2015 to holders of record on May 5, 2015. The annualized distribution represents an increase of $0.05, or 1.4%, per Common Unit from the previous distribution rate.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of March 28, 2015. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 28, 2015, the Partnership awarded 154,403 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $5,804. The following is a summary of activity for the Restricted Unit Plans for the six months ended March 28, 2015:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 27, 2014	694,927	$32.07
Awarded	154,403	37.59
Forfeited	(4,048)	(31.82)
Issued	(167,289)	(36.72)

Outstanding March 28, 2015	677,993	$32.18

As of March 28, 2015, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,427. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 28, 2015, was $2,613 and $5,503, respectively, and $1,951 and $3,589 for the three and six months ended March 29, 2014, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP and 2014 LTIP, compensation expense for the three months and six months ended March 28, 2015 was $556 and $1,754, respectively, and $153 and $1,505 for the three and six months ended March 29, 2014, respectively. As of March 28, 2015 and September 27, 2014, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,801 and $3,047, respectively, related to estimated future payments under the LTIP.

10.	Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 28, 2015 and September 27, 2014, the Partnership had accrued insurance liabilities of $62,415 and $62,450, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,911 and $18,410 as of March 28, 2015 and September 27, 2014, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $12,101 as of March 28, 2015. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 28, 2015 and September 27, 2014.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest cost	$1,282	$1,443	$2,564	$2,887
Expected return on plan assets	(1,228)	(1,275)	(2,457)	(2,551)
Amortization of net loss (gain)	1,131	1,123	2,261	2,246

Net periodic benefit cost	$1,185	$1,291	$2,368	$2,582

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest cost	$143	$161	$288	$323
Amortization of prior service costs	(123)	(122)	(245)	(245)
Amortization of net loss (gain)	(49)	(46)	(98)	(91)

Net periodic benefit cost	$(29)	$(7)	$(55)	$(13)

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2015 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2015 is $1,276, of which $460 has been contributed during the six months ended March 28, 2015.

As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of March 28, 2015, the Partnership had accrued $6,821 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income for the three and six months ended March 28, 2015 and March 29, 2014:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cash Flow Hedges
Balance, beginning of period	$(1,410)	$(2,241)	$(1,540)	$(2,428)
Other comprehensive income before reclassifications:
Unrealized (losses)	(500)	(90)	(727)	(256)
Reclassifications to earnings:
Realized losses (a)	344	346	701	699

Other comprehensive income (loss)	(156)	256	(26)	443

Balance, end of period	$(1,566)	$(1,985)	$(1,566)	$(1,985)

Pension Benefits
Balance, beginning of period	$(47,904)	$(48,864)	$(49,034)	$(49,987)
Reclassifications to earnings:
Amortization of net loss (b)	1,131	1,123	2,261	2,246

Other comprehensive income (loss)	1,131	1,123	2,261	2,246

Balance, end of period	$(46,773)	$(47,741)	$(46,773)	$(47,741)

Postretirement Benefits
Balance, beginning of period	$4,498	$4,894	$4,669	$5,062
Reclassifications to earnings:
Amortization of prior service costs (b)	(123)	(122)	(245)	(245)
Amortization of net (gain) (b)	(49)	(46)	(98)	(91)

Other comprehensive income (loss)	(172)	(168)	(343)	(336)

Balance, end of period	$4,326	$4,726	$4,326	$4,726

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(44,816)	$(46,211)	$(45,905)	$(47,353)
Other comprehensive income before reclassifications	(500)	(90)	(727)	(256)
Reclassifications to earnings	1,303	1,301	2,619	2,609

Other comprehensive income (loss)	803	1,211	1,892	2,353

Balance, end of period	$(44,013)	$(45,000)	$(44,013)	$(45,000)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plan and Other Postretirement Benefits”.

14.	Income Taxes

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues:
Propane	$498,616	$728,504	$853,266	$1,167,098
Fuel oil and refined fuels	60,426	93,722	99,356	147,990
Natural gas and electricity	28,281	39,083	44,248	57,399
All other	12,066	12,463	25,463	27,341

Total revenues	$599,389	$873,772	$1,022,333	$1,399,828

Operating income:
Propane	$189,265	$189,517	$292,341	$295,899
Fuel oil and refined fuels	9,434	9,271	10,880	9,750
Natural gas and electricity	7,457	5,022	10,215	7,674
All other	(5,289)	(6,538)	(10,967)	(12,388)
Corporate	(29,276)	(26,228)	(54,910)	(49,836)

Total operating income	171,591	171,044	247,559	251,099
Reconciliation to net income:
Loss on debt extinguishment	15,072	—	15,072	—
Interest expense, net	19,711	21,226	39,710	42,433
Provision for income taxes	174	271	336	448

Net income	$136,634	$149,547	$192,441	$208,218

Depreciation and amortization:
Propane	$27,562	$26,808	$54,641	$52,541
Fuel oil and refined fuels	728	899	1,561	3,195
Natural gas and electricity	2	2	4	42
All other	69	192	149	397
Corporate	4,868	5,381	9,503	11,934

Total depreciation and amortization	$33,229	$33,282	$65,858	$68,109

	As of
	March 28, 2015	September 27, 2014
Assets:
Propane	$2,378,783	$2,365,320
Fuel oil and refined fuels	73,599	69,360
Natural gas and electricity	20,224	13,992
All other	3,381	3,342
Corporate	175,497	157,349

Total assets	$2,651,484	$2,609,363

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 28, 2015. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of seven members of management and reporting to the Audit Committee of our Board of Supervisors, through enforcement of our Hedging and Risk Management Policy.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2015 was $136.6 million, or $2.26 per Common Unit, compared to net income of $149.5 million, or $2.47 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2015 amounted to $189.7 million, compared to $204.3 million in the prior year second quarter.

Net income and EBITDA for the second quarter of fiscal 2015 included a loss on debt extinguishment of $15.1 million and $2.1 million in expenses related to the ongoing integration of Inergy Propane. Net income and EBITDA for the second quarter of fiscal 2014 included expenses of $2.2 million related to the Inergy Propane integration. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) amounted to $214.3 million for the second quarter of fiscal 2015, an increase of $8.0 million, or 3.9%, compared to Adjusted EBITDA of $206.3 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2015 decreased 14.0 million gallons, or 6.6%, to 199.7 million gallons from 213.7 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels decreased 2.7 million gallons, to 19.9 million gallons compared to 22.6 million gallons in the prior year second quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2015 were 7% colder than normal and 2% warmer than the prior year second quarter. The weather pattern during the second quarter was characterized by inconsistent temperatures during January, followed by considerably colder than normal temperatures in the Partnership’s eastern and midwestern service territories, and sustained warmer than normal temperatures in the Partnership’s western service territories. Average temperatures in the Partnership’s western territories were 21% warmer than normal and 5% warmer than the prior year second quarter.

Revenues of $599.4 million decreased $274.4 million, or 31.4%, compared to the prior year second quarter, primarily due to lower retail selling prices associated with lower wholesale product costs and, to a lesser extent, lower volumes sold. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 59.4% and 40.2% lower than the prior year second quarter, respectively. Cost of products sold for the second quarter of fiscal 2015 of $253.7 million decreased $263.5 million, or 51.0%, compared to $517.2 million in the prior year second quarter, primarily due to lower wholesale product costs and, to a lesser extent, lower volumes sold. Cost of products sold for the second quarter of fiscal 2015 included a $7.4 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.3 million unrealized (non-cash) gain in the prior year second quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $140.9 million for the second quarter of fiscal 2015 were $11.3 million, or 7.5%, lower than the prior year second quarter, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane, including lower headcount and lower vehicle count, as well as lower general insurance and bad debt expense. Depreciation and amortization expense of $33.2 million was relatively flat compared to the prior year second quarter. Net interest expense of $19.7 million decreased $1.5 million, or 7.1%, primarily due to the refinancing of our previously outstanding senior notes due 2018 completed in May 2014, combined with savings from the refinancing of our $250.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 with $250.0 million in aggregate principal amount of 5.75% Senior Notes due 2025 completed in the second quarter of fiscal 2015.

With respect to the ongoing integration of Inergy Propane, fiscal 2015 represents the third year of our integration efforts. We have made significant progress implementing our operating model across the combined platform – bringing together systems, locations, brands and cultures. Looking ahead, we will continue to focus on fine-tuning our operating model and cost structure in order to maximize efficiencies, deliver excellence in customer satisfaction and enhance the overall profitably of the combined business.

As announced on April 23, 2015, our Board of Supervisors declared the 30th increase (since our recapitalization in 1999) in our quarterly distribution from $0.8750 to $0.8875 for the three months ended March 28, 2015. On an annualized basis, this distribution rate equates to $3.55 per Common Unit, which is an increase of $0.05, or 1.4%, per Common Unit from the previous annualized distribution rate. The $0.8875 per Common Unit distribution is payable on May 12, 2015 to Common Unitholders of record as of May 5, 2015.

During the second quarter of fiscal 2015, we funded all working capital and capital expenditure needs, as well as the premium, fees and expenses associated with the refinancing of our Senior Notes due 2020, from cash on hand, and we ended the quarter with $110.1 million of cash.

Our anticipated cash requirements for the remainder of fiscal 2015 include: (i) maintenance and growth capital expenditures of approximately $14.1 million; (ii) interest payments of approximately $37.1 million; and (iii) cash distributions of approximately $107.4 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit. As of March 28, 2015, we had unused borrowing capacity under our Revolving Credit Facility of $246.8 million, after considering outstanding letters of credit of $53.2 million and outstanding borrowings of $100.0 million.

Three Months Ended March 28, 2015 Compared to Three Months Ended March 29, 2014

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Revenues
Propane	$498,616	$728,504	$(229,888)	(31.6)%
Fuel oil and refined fuels	60,426	93,722	(33,296)	(35.5)%
Natural gas and electricity	28,281	39,083	(10,802)	(27.6)%
All other	12,066	12,463	(397)	(3.2)%

Total revenues	$599,389	$873,772	$(274,383)	(31.4)%

Retail gallons sold
Propane	199,690	213,689	(13,999)	(6.6)%
Fuel oil and refined fuels	19,898	22,617	(2,719)	(12.0)%

Revenues from the distribution of propane and related activities of $498.6 million decreased $229.9 million, or 31.6%, compared to $728.5 million primarily due to lower average retail selling prices and, to a lesser extent, lower retail propane volumes sold. Average propane selling prices decreased 26.7% as a result of lower wholesale propane costs, resulting in a $173.3 million decrease in revenues. Retail propane gallons sold decreased 14.0 million gallons, or 6.6%, to 199.7 million gallons from 213.7 million gallons, resulting in a year-over-year decrease in revenues of $45.6 million. Propane volumes were adversely affected by the carryover effect of unseasonably warm weather from the first quarter of fiscal 2015 that resulted in customer tanks being at higher than normal storage levels at the beginning of the second quarter, coupled with warmer than normal temperatures during much of January across our service territories. In addition, our western service territories experienced sustained warmer than normal temperatures throughout the quarter. Included within the propane segment are revenues from other propane activities of $21.8 million, which decreased $11.0 million.

Revenues from the distribution of fuel oil and refined fuels of $60.4 million decreased $33.3 million, or 35.5%, from $93.7 million primarily due to lower average selling prices and, to a lesser extent, lower volumes sold. Average selling prices in our fuel oil and refined fuels segment decreased 26.6%, resulting in a $21.9 million decrease in revenues. Fuel oil and refined fuels gallons sold decreased 2.7 million gallons, or 12.0%, to 19.9 million gallons from 22.6 million gallons, resulting in a year-over-year decrease in revenues of $11.4 million. The decrease in volumes sold was primarily due to the impact of the unfavorable weather trends discussed above.

Revenues in our natural gas and electricity segment decreased $10.8 million, or 27.6%, to $28.3 million compared to $39.1 million as a result of lower natural gas and electricity volumes sold, coupled with lower average selling prices for electricity.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Cost of products sold
Propane	$189,818	$409,007	$(219,189)	(53.6)%
Fuel oil and refined fuels	42,211	73,697	(31,486)	(42.7)%
Natural gas and electricity	17,824	30,535	(12,711)	(41.6)%
All other	3,814	3,959	(145)	(3.7)%

Total cost of products sold	$253,667	$517,198	$(263,531)	(51.0)%

As a percent of total revenues	42.3%	59.2%

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

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) were somewhat volatile during the second quarter of fiscal 2015 with prices reaching a high of $0.62 per gallon and a low of $0.45 per gallon (representing an intra-quarter swing of 37%). While posted propane prices at the end of March 2015 were relatively flat compared to posted prices at the end of December 2014, average posted propane prices for the second quarter of fiscal 2015 were 30.7% lower than the first quarter of fiscal 2015. The movement in propane prices during the second quarter of fiscal 2015 was in contrast to the prior year second quarter where prices were rising due to industry wide supply and logistics challenges. Overall, average posted propane and fuel oil prices were 59.4% and 40.2% lower than the prior year second quarter, respectively. The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $7.4 million and unrealized (non-cash) gains of $0.3 million reported in cost of products sold in the second quarter of fiscal 2015 and 2014, respectively, resulting in an increase of $7.7 million in cost of products sold compared to the prior year second quarter, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $189.8 million decreased $219.2 million, or 53.6% primarily due to lower average wholesale costs and, to a lesser extent, lower volumes sold. Lower average propane costs and lower propane volumes sold resulted in decreases of $185.6 million and $25.6 million, respectively. Cost of products sold from other propane activities decreased $15.7 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $42.2 million decreased $31.5 million, or 42.7%. Lower fuel oil and refined fuels wholesale costs and lower volumes sold resulted in decreases of $22.6 million and $8.9 million, respectively.

Cost of products sold in our natural gas and electricity segment of $17.8 million decreased $12.7 million, or 41.6%, primarily due to lower volumes sold and lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 16.9 percentage points to 42.3% from 59.2% primarily due to the decline in wholesale propane costs outpacing the decline in propane average selling prices during the fiscal 2015 second quarter.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Operating expenses	$120,465	$131,731	$(11,266)	(8.6)%
As a percent of total revenues	20.1%	15.1%

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

Operating expenses of $120.5 million for the second quarter of fiscal 2015 decreased $11.3 million, or 8.6%, compared to $131.7 million in the prior year second quarter, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane, including lower headcount and lower vehicle count, as well as lower fuel costs to operate our fleet and lower bad debt and insurance expenses. Operating expenses for the second quarter included integration-related expenses of $1.5 million associated with the integration of the Inergy Propane operations compared to $1.6 million in the prior year second quarter. These charges were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
General and administrative expenses	$20,437	$20,517	$(80)	(0.4)%
As a percent of total revenues	3.4%	2.3%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $20.4 million for the second quarter of fiscal 2015 were essentially flat compared to the prior year second quarter. General and administrative expenses for the second quarters of fiscal 2015 and 2014 both included $0.6 million of professional services and other expenses associated with the integration of the Inergy Propane operations. These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Depreciation and amortization	$33,229	$33,282	$(53)	(0.2)%
As a percent of total revenues	5.5%	3.8%

Depreciation and amortization expense of $33.2 million in the second quarter of fiscal 2015 was essentially flat to the prior year second quarter.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Interest expense, net	$19,711	$21,226	$(1,515)	(7.1)%
As a percent of total revenues	3.3%	2.4%

Net interest expense of $19.7 million decreased $1.5 million, or 7.1%, primarily due to the refinancing of $496.6 million in aggregate principal amount of 7.5% Senior Notes due 2018 with $525.0 million in aggregate principal amount of 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014 and, to a lesser extent, the refinancing of $250.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 with $250.0 million in aggregate principal amount of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On February 25, 2015, we repurchased and satisfied and discharged all of our previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand, pursuant to a tender offer and redemption during the second quarter of fiscal 2015. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 28, 2015	March 29, 2014
Net income	$136,634	$149,547
Add:
Provision for income taxes	174	271
Interest expense, net	19,711	21,226
Depreciation and amortization	33,229	33,282

EBITDA	189,748	204,326
Loss on debt extinguishment	15,072	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	7,433	(291)
Integration-related costs	2,063	2,234

Adjusted EBITDA	$214,316	$206,269

Six Months Ended March 28, 2015 Compared to Six Months Ended March 29, 2014

Revenues

(Dollars and gallons in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Revenues
Propane	$853,266	$1,167,098	$(313,832)	(26.9)%
Fuel oil and refined fuels	99,356	147,990	(48,634)	(32.9)%
Natural gas and electricity	44,248	57,399	(13,151)	(22.9)%
All other	25,463	27,341	(1,878)	(6.9)%

Total revenues	$1,022,333	$1,399,828	$(377,495)	(27.0)%

Retail gallons sold
Propane	334,224	371,547	(37,323)	(10.0)%
Fuel oil and refined fuels	31,159	36,614	(5,455)	(14.9)%

Total revenues decreased $377.5 million, or 27.0%, to $1,022.3 million for the first half of fiscal 2015 compared to $1,399.8 million for the prior year period, primarily due to lower average selling prices and, to a lesser extent, lower volumes sold for propane and fuel oil and refined fuels. Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2015 were 1% colder than normal and 4% warmer than the comparable prior year period. The weather pattern during the first half of fiscal 2015 was characterized by warmer than normal temperatures for much of the first quarter, particularly in the month of December 2014 (December 2014 was 15% warmer than normal and 21% warmer than December 2013), which continued during much of January 2015. However, this persistent streak of warm weather was followed by considerably colder than normal temperatures in our eastern and mid-western territories throughout February 2015 and much of March 2015. Our western operations continued to experience unseasonably warmer than normal weather as average temperatures during the first six months of fiscal 2015 were 22% warmer than normal and 11% warmer than the comparable prior year period.

Revenues from the distribution of propane and related activities of $853.3 million decreased $313.8 million, or 26.9%, compared to $1,167.1 million primarily due to lower average retail selling prices and, to a lesser extent, lower retail propane volumes sold. Average propane selling prices decreased 19.2% as a result of lower wholesale propane costs, resulting in a $192.7 million decrease in revenues. Retail propane gallons sold decreased 37.3 million gallons, or 10.0%, to 334.2 million gallons from 371.5 million gallons, resulting in a decrease in revenues of $112.3 million. While our overall propane volumes were adversely affected by the unseasonably warm weather discussed above, our volumes responded in those areas where and when we experienced cold temperatures. Included within the propane segment are revenues from other propane activities of $39.9 million, which decreased $8.8 million.

Revenues from the distribution of fuel oil and refined fuels of $99.4 million decreased $48.6 million, or 32.9%, from $148.0 million, due to lower average selling prices and, to a lesser extent, lower volumes sold. Average selling prices in our fuel oil and refined fuels segment decreased 21.1%, resulting in a $26.5 million decrease in revenues. Fuel oil and refined fuels gallons sold decreased 5.5 million gallons, or 14.9%, to 31.1 million gallons from 36.6 million gallons, resulting in a decrease in revenues of $22.1 million. The decrease in volumes sold was primarily due to the impact of the unfavorable weather trends discussed above.

Revenues in our natural gas and electricity segment decreased $13.2 million, or 22.9%, to $44.2 million compared to $57.4 million primarily as a result of lower natural gas and electricity volumes sold.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Cost of products sold
Propane	$332,754	$628,147	$(295,393)	(47.0)%
Fuel oil and refined fuels	72,043	117,446	(45,403)	(38.7)%
Natural gas and electricity	28,566	43,397	(14,831)	(34.2)%
All other	8,225	8,734	(509)	(5.8)%

Total cost of products sold	$441,588	$797,724	$(356,136)	(44.6)%

As a percent of total revenues	43.2%	57.0%

As discussed above, the movement in propane prices during the first six months of fiscal 2015 was in stark contrast to the comparable prior year period where prices were rising rapidly due to industry wide supply and logistics challenges. Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 48.2% and 31.4% lower than in the first half of the prior year, respectively. The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) gains of $2.1 million reported in cost of products sold in the first half of fiscal 2015 compared to a de minimis unrealized gain in the first six months of the prior year, resulting in a decrease of $2.1 million in cost of products sold compared to the prior year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $332.8 million decreased $295.4 million, or 47.0%, primarily due to lower average wholesale costs and, to a lesser extent, lower volumes sold. Lower average propane costs and lower propane volumes sold resulted in decreases of $214.3 million and $61.3 million, respectively, in cost of products sold. Cost of products sold from other propane activities decreased $17.7 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $72.0 million decreased $45.4 million, or 38.7%. Lower wholesale costs and lower fuel oil and refined fuels volumes sold resulted in decreases of $28.0 million and $17.4 million, respectively, in costs of products sold.

Cost of products sold in our natural gas and electricity segment of $28.6 million decreased $14.8 million, or 34.2%, primarily due to lower natural gas and electricity volumes sold and lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 13.8 percentage points to 43.2% from 57.0% primarily due to the decline in wholesale propane costs outpacing the decline in propane average selling prices.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Operating expenses	$227,582	$245,044	$(17,462)	(7.1)%
As a percent of total revenues	22.3%	17.5%

Operating expenses of $227.6 million for the first six months of fiscal 2015 decreased $17.5 million, or 7.1%, compared to $245.0 million in the prior year period, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane, including lower headcount and lower vehicle count, as well as lower fuel costs to operate our fleet and lower bad debt and insurance expenses. Operating expenses for the first half of the year included integration-related expenses of $3.0 million associated with the integration of the Inergy Propane operations compared to $2.8 million in the first half of the prior year. These charges were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014	Increase	Percent Increase
General and administrative expenses	$39,746	$37,852	$1,894	5.0%
As a percent of total revenues	3.9%	2.7%

General and administrative expenses of $39.7 million for the first six month of fiscal 2015 increased $1.9 million from $37.8 million in the prior year period, primarily due to higher payroll and benefit related expenses and higher professional services fees associated with uninsured legal matters. General and administrative expenses for the first six months of fiscal 2015 and 2014 included $1.0 million and $2.0 million, respectively, of professional services and other expenses associated with the integration of the Inergy Propane operations. These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Depreciation and amortization	$65,858	$68,109	$(2,251)	(3.3)%
As a percent of total revenues	6.4%	4.9%

Depreciation and amortization expense of $65.9 million in the first six months of fiscal 2015 decreased $2.2 million, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014	Decrease	Percent Decrease
Interest expense, net	$39,710	$42,433	$(2,723)	(6.4)%
As a percent of total revenues	3.9%	3.0%

Net interest expense of $39.7 million decreased $2.7 million, or 6.4%, primarily due to the refinancing of $496.6 million in aggregate principal amount of 7.5% Senior Notes due 2018 with $525.0 million in aggregate principal amount of 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014 and, to a lesser extent, the refinancing of $250.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 with $250.0 million in aggregate principal amount of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On February 25, 2015, we repurchased and satisfied and discharged all of our previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes, and cash on hand, pursuant to a tender offer and redemption during the second quarter of fiscal 2015. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 28, 2015	March 29, 2014
Net income	$192,441	$208,218
Add:
Provision for income taxes	336	448
Interest expense, net	39,710	42,433
Depreciation and amortization	65,858	68,109

EBITDA	298,345	319,208
Loss on debt extinguishment	15,072	—
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(2,072)	(1)
Integration-related costs	3,976	4,770

Adjusted EBITDA	$315,321	$323,977

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2015 and fiscal 2014 was $159.9 million and $20.4 million, respectively. The increase in net cash provided by operating activities was primarily attributable to a substantial decrease in working capital requirements as a result of the impact of the decline in wholesale propane costs on our inventory, accounts receivable and accounts payable.

Investing Activities. Net cash used in investing activities of $21.5 million for the first six months of fiscal 2015 consisted of capital expenditures of $19.9 million (including approximately $11.1 million to support the growth of operations and $8.8 million for maintenance expenditures) and $6.5 million for the acquisition of a business, partially offset by $4.9 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $8.4 million for the first six months of fiscal 2014 consisted of capital expenditures of $14.4 million (including approximately $6.6 million to support the growth of operations and $7.8 million for maintenance expenditures), partially offset by $6.0 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2015 of $121.0 million reflects $105.7 million in quarterly distributions to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014 and first quarter of fiscal 2015. In addition, cash used in financing activities included proceeds of $250.0 million from the issuance of the 2025 Senior Notes in February 2015. The net proceeds from the 2025 Senior Notes offering were used, along with cash on hand, to repurchase and satisfy and discharge all of the previously outstanding 2020 Senior Notes, as well as to pay tender premiums and other related fees of $11.1 million and debt issuance costs of $4.6 million, pursuant to a tender offer and redemption.

Net cash used in financing activities for the first six months of fiscal 2014 of $50.5 million reflects $105.5 million in quarterly distributions to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013 and first quarter of fiscal 2014, partially offset by net borrowings of $55.0 million under our Revolving Credit Facility to fund working capital requirements.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 28, 2015, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021, $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

On February 25, 2015, we repurchased and satisfied and discharged all of our 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes, as defined below, and cash on hand, pursuant to a tender offer and redemption during the second quarter of fiscal 2015. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

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

2025 Senior Notes

On February 25, 2015, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September. The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2020 Senior Notes.

Our obligations under the 2021 Senior Notes, 2024 Senior Notes and 2025 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. We are permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes. The Senior Notes each have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of March 28, 2015 and September 27, 2014. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Facility. As of March 28, 2015, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of March 28, 2015, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53.2 million which expire periodically through April 3, 2016. Therefore, as of March 28, 2015, after giving effect to $100.0 million in outstanding borrowings, we had available borrowing capacity of $246.8 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the

Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 28, 2015.

The aggregate amounts of long-term debt maturities subsequent to March 28, 2015 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121.2 million.

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

On April 23, 2015, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the second quarter of fiscal 2015, payable on May 12, 2015 to holders of record on May 5, 2015. The annualized distribution represents an increase of $0.05, or 1.4%, per Common Unit from the previous distribution rate, making it the 30th increase since our recapitalization in 1999.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 28, 2015, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.2 million and $19.8 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 28, 2015, we had accrued insurance liabilities of $62.4 million, and an insurance recovery asset of $18.9 million related to the amount of the liability expected to be covered by insurance.

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

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $12.1 million as of March 28, 2015. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 28, 2015.

Recently Issued Accounting Pronouncements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be our first quarter of fiscal year 2017. Other than the reclassification of existing debt issuance costs on the balance sheet, the adoption of ASU 2015-03 will have no impact on our operations or cash flows.

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09. Therefore, the revenue standard would then be effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be our first quarter of fiscal year 2019. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We do not expect the adoption of ASU 2014-09 will have a material impact on our results of operations, financial position or cash flows.

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

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to help ensure the availability of product during periods of high demand. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. We do not use derivative instruments for speculative or trading purposes. Futures and swap contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices, or delivered to customers as it pertains to fixed price contracts.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 28, 2015, the fair value of the interest rate swaps was a net liability of $1.6 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of March 28, 2015.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of March 28, 2015 indicates a decrease in potential future net gains of $2.5 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 28, 2015. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 28, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 28, 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of February 24, 2015, relating to the 7-3/8% Senior Notes due 2020, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed February 25, 2015).

4.2	Second Supplemental Indenture, dated as of February 25, 2015, relating to the 5.750% Senior Notes due 2025, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed February 25, 2015).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

May 7, 2015	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 7, 2015	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller