Form 10-Q
period 2015-06-27
SUBURBAN PROPANE PARTNERS LP
filed 2015-08-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2015

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

At August 3, 2015, there were 60,531,070 Common Units of Suburban Propane Partners, L.P. outstanding.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 27,	September 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$147,009	$92,639
Accounts receivable, less allowance for doubtful accounts of $5,220 and $11,122, respectively	83,535	96,915
Inventories	47,694	90,965
Other current assets	17,090	14,346
Total current assets	295,328	294,865
Property, plant and equipment, net	796,845	826,826
Goodwill	1,087,429	1,087,429
Other intangible assets, net	322,101	359,293
Other assets	38,609	40,950
Total assets	$2,540,312	$2,609,363
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$27,829	$49,253
Accrued employment and benefit costs	30,282	24,033
Customer deposits and advances	53,868	107,386
Accrued interest	19,288	16,313
Other current liabilities	23,582	25,281
Total current liabilities	154,849	222,266
Long-term borrowings	1,241,815	1,242,685
Accrued insurance	50,004	52,410
Other liabilities	69,876	70,549
Total liabilities	1,516,544	1,587,910
Commitments and contingencies
Partners’ capital:
Common Unitholders (60,527 and 60,317 units issued and outstanding at June 27, 2015 and September 27, 2014, respectively)	1,066,607	1,067,358
Accumulated other comprehensive loss	(42,839)	(45,905)
Total partners’ capital	1,023,768	1,021,453
Total liabilities and partners’ capital	$2,540,312	$2,609,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 27,	June 28,
	2015	2014
Revenues
Propane	$181,259	$242,173
Fuel oil and refined fuels	17,043	26,898
Natural gas and electricity	11,861	16,912
All other	10,139	11,160
	220,302	297,143
Costs and expenses
Cost of products sold	94,198	161,482
Operating	100,168	115,991
General and administrative	15,040	13,253
Depreciation and amortization	32,730	32,992
	242,136	323,718
Operating (loss)	(21,834)	(26,575)
Loss on debt extinguishment	—	11,589
Interest expense, net	18,933	20,662
Loss before provision for income taxes	(40,767)	(58,826)
Provision for income taxes	185	163
Net loss	$(40,952)	$(58,989)
Net loss per Common Unit - basic	$(0.67)	$(0.98)
Weighted average number of Common Units outstanding - basic	60,699	60,462
Net loss per Common Unit - diluted	$(0.67)	$(0.98)
Weighted average number of Common Units outstanding - diluted	60,699	60,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 27,	June 28,
	2015	2014
Revenues
Propane	$1,034,525	$1,409,271
Fuel oil and refined fuels	116,399	174,888
Natural gas and electricity	56,109	74,311
All other	35,602	38,501
	1,242,635	1,696,971
Costs and expenses
Cost of products sold	535,786	959,206
Operating	327,750	361,035
General and administrative	54,786	51,105
Depreciation and amortization	98,588	101,101
	1,016,910	1,472,447
Operating income	225,725	224,524
Loss on debt extinguishment	15,072	11,589
Interest expense, net	58,643	63,095
Income before provision for income taxes	152,010	149,840
Provision for income taxes	521	611
Net income	$151,489	$149,229
Net income per Common Unit - basic	$2.50	$2.47
Weighted average number of Common Units outstanding - basic	60,632	60,448
Net income per Common Unit - diluted	$2.49	$2.46
Weighted average number of Common Units outstanding - diluted	60,876	60,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net (loss) income	$(40,952)	$(58,989)	$151,489	$149,229
Other comprehensive income:
Net unrealized losses on cash flow hedges	(128)	(433)	(855)	(689)
Reclassification of realized losses on cash flow hedges into earnings	342	351	1,043	1,050
Amortization of net actuarial losses and prior service credits into earnings	960	955	2,878	2,865
Other comprehensive income	1,174	873	3,066	3,226
Total comprehensive (loss) income	$(39,778)	$(58,116)	$154,555	$152,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 27,	June 28,
	2015	2014
Cash flows from operating activities:
Net income	$151,489	$149,229
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	98,588	101,101
Loss on debt extinguishment	15,072	11,589
Other, net	7,343	3,643
Changes in assets and liabilities:
Accounts receivable	13,380	(45,127)
Inventories	43,271	(885)
Other current and noncurrent assets	(1,915)	(810)
Accounts payable	(20,808)	(13,695)
Accrued employment and benefit costs	6,249	3,155
Customer deposits and advances	(53,518)	(59,829)
Other current and noncurrent liabilities	(9)	(3,401)
Net cash provided by operating activities	259,142	144,970
Cash flows from investing activities:
Capital expenditures	(31,001)	(21,642)
Acquisition of business	(6,500)	—
Proceeds from sale of property, plant and equipment	7,546	9,540
Net cash (used in) investing activities	(29,955)	(12,102)
Cash flows from financing activities:
Proceeds from long-term borrowings	250,000	525,000
Repayment of long-term borrowings (includes premium and fees)	(260,852)	(528,077)
Proceeds from borrowings under revolving credit facility	—	61,700
Repayment of borrowings under revolving credit facility	—	(61,700)
Issuance costs associated with long-term borrowings	(4,568)	(9,463)
Partnership distributions	(159,397)	(158,243)
Net cash (used in) financing activities	(174,817)	(170,783)
Net increase (decrease) in cash and cash equivalents	54,370	(37,915)
Cash and cash equivalents at beginning of period	92,639	107,232
Cash and cash equivalents at end of period	$147,009	$69,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453
Net income		151,489		151,489
Other comprehensive income			3,066	3,066
Partnership distributions		(159,397)		(159,397)
Common Units issued under Restricted Unit Plans	210
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,157		7,157
Balance at June 27, 2015	60,527	$1,066,607	$(42,839)	$1,023,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,526,507 Common Units outstanding at June 27, 2015.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Recently Issued Accounting Pronouncements.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of original issue debt discounts.  ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be the Partnership’s first quarter of fiscal year 2017.  Other than the reclassification of existing unamortized debt issuance costs on the balance sheet, the adoption of ASU 2015-03 will have no impact on the Partnership’s operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal year 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  While the Partnership is still in the process of evaluating the potential impact of ASU 2014-09, it does not expect the adoption of ASU 2014-09 will have a material impact on the Partnership’s results of operations, financial position or cash flows.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to consolidated income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges.  The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts.  Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings.  However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 27, 2015 and September 27, 2014, respectively:

	As of June 27, 2015		As of September 27, 2014
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,042	Other current assets	$3,924
	Other assets	269	Other assets	62
		$5,311		$3,986

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,101	Other current liabilities	$1,257
	Other liabilities	251	Other liabilities	283
		$1,352		$1,540
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$756	Other current liabilities	$1,527
	Other liabilities	114	Other liabilities	53
		$870		$1,580

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 27, 2015		June 28, 2014
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,512	$—	$1,847	$—
Beginning balance realized during the period	(1,325)	—	(773)	—
Contracts purchased during the period	1,499	265	1,141	—
Change in the fair value of outstanding contracts	1,741	—	(85)	—
Ending balance of over-the-counter options	$3,427	$265	$2,130	$—

As of June 27, 2015 and September 27, 2014, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three and nine months ended June 27, 2015 and June 28, 2014 are as follows:

	Three Months Ended June 27, 2015			Three Months Ended June 28, 2014
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(128)	Interest expense	$(342)	$(433)	Interest expense	$(351)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(37)		Cost of products sold	$707

	Nine Months Ended June 27, 2015			Nine Months Ended June 28, 2014
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(855)	Interest expense	$(1,043)	$(689)	Interest expense	$(1,050)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$2,035		Cost of products sold	$708

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 27, 2015
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$7,030	$(1,719)	$5,311
Interest rate swap	1,114	(1,114)	—
	$8,144	$(2,833)	$5,311

Liability Derivatives
Commodity-related derivatives	$2,589	$(1,719)	$870
Interest rate swap	2,466	(1,114)	1,352
	$5,055	$(2,833)	$2,222

	As of September 27, 2014
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$9,533	$(5,547)	$3,986
Interest rate swap	2,139	(2,139)	—
	$11,672	$(7,686)	$3,986

Liability Derivatives
Commodity-related derivatives	$7,127	$(5,547)	$1,580
Interest rate swap	3,679	(2,139)	1,540
	$10,806	$(7,686)	$3,120

The Partnership had $1,930 and $-0- posted cash collateral as of June 27, 2015 and September 27, 2014, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	June 27,	September 27,
	2015	2014
7.375% senior notes due March 15, 2020	$—	$263,250
7.375% senior notes due August 1, 2021	369,547	363,489
5.5% senior notes due June 1, 2024	523,887	508,594
5.75% senior notes due March 1, 2025	253,438	—
	$1,146,872	$1,135,333

4.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	June 27,	September 27,
	2015	2014
Propane, fuel oil and refined fuels and natural gas	$45,557	$89,470
Appliances	2,137	1,495
	$47,694	$90,965

5.	Goodwill

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	June 27,	September 27,
	2015	2014
Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900
	$1,087,429	$1,087,429

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 244,689 and 261,804 units for the nine months ended June 27, 2015 and June 28, 2014, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.  Diluted loss per unit for the three months ended June 27, 2015 and June 28, 2014 does not include unvested Restricted Units as their effect would be anti-dilutive.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 27,	September 27,
	2015	2014
7.375% senior notes, due March 15, 2020, net of unamortized discount of $-0- and $1,183, respectively	$—	$248,817
7.375% senior notes, due August 1, 2021, including unamortized premium of $20,635 and $22,688, respectively	366,815	368,868
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	—
Revolving Credit Facility, due January 5, 2017	100,000	100,000
	$1,241,815	$1,242,685

Senior Notes.

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496,557 in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane acquisition.  Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the acquisition date as they were issued in exchange for Inergy’s outstanding notes, not for cash.  The 2021 Senior Notes require semi-annual interest payments in February and August.  On December 19, 2012, the Partnership completed an offer to exchange its then-outstanding unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021, respectively, that have been registered under the Securities Act of 1933, as amended.

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of June 27, 2015 and September 27, 2014.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility.  As of June 27, 2015, the interest rate for the Revolving Credit Facility was approximately 2.5%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of June 27, 2015, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53,230 which expire periodically through April 3, 2016.  After considering outstanding borrowings of $100,000, the Partnership had available borrowing capacity of $246,770 under the Revolving Credit Facility as of June 27, 2015.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 27, 2015.

The aggregate amounts of long-term debt maturities subsequent to June 27, 2015 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121,180.

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

On July 23, 2015, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2015, payable on August 11, 2015 to holders of record on August 4, 2015.

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

Restricted Unit Plans.  In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan, as amended (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  At their Tri-Annual Meeting on May 13, 2015, the Partnership’s Common Unitholders approved the authorization of an additional 1,200,000 Common Units of the Partnership to be available for grant pursuant to the 2009 Restricted Unit Plan.  The total number of Common Units authorized for issuance under the Restricted Unit Plans was 3,102,122 as of June 27, 2015.  In accordance with an August 6, 2013 amendment to the 2009 Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 27, 2015, the Partnership awarded 154,403 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $5,804.  The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 27, 2015:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 27, 2014	694,927	$32.07
Awarded	154,403	37.59
Forfeited	(4,348)	(32.22)
Issued	(209,761)	(36.80)
Outstanding June 27, 2015	635,221	$31.85

As of June 27, 2015, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,762.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 27, 2015, was $1,654 and $7,157, respectively, and $2,074 and $5,663 for the three and nine months ended June 28, 2014, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP and 2014 LTIP, compensation expense for the three and nine months ended June 27, 2015 was $202 and $1,956, respectively, and $(343) and $1,162 for the three and nine months ended June 28, 2014, respectively. As of June 27, 2015 and September 27, 2014, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $5,003 and $3,047, respectively, related to estimated future payments under the LTIP.

10.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 27, 2015 and September 27, 2014, the Partnership had accrued insurance liabilities of $61,494 and $62,450, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,745 and $18,410 as of June 27, 2015 and September 27, 2014, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2022.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $11,831 as of June 27, 2015.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 27, 2015 and September 27, 2014.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Interest cost	$1,282	$1,443	$3,846	$4,330
Expected return on plan assets	(1,228)	(1,275)	(3,685)	(3,826)
Amortization of net loss (gain)	1,131	1,123	3,392	3,369
Net periodic benefit cost	$1,185	$1,291	$3,553	$3,873

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Interest cost	$144	$161	$431	$484
Amortization of prior service costs	(122)	(122)	(367)	(367)
Amortization of net loss (gain)	(49)	(46)	(147)	(137)
Net periodic benefit cost	$(27)	$(7)	$(83)	$(20)

There are no projected minimum employer cash contribution requirements under ERISA for fiscal 2015 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2015 is $1,276, of which $754 has been contributed during the nine months ended June 27, 2015.

As a result of the Inergy Propane acquisition, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of June 27, 2015, the Partnership had accrued $6,786 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four other MEPPs.  Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Cash Flow Hedges
Balance, beginning of period	$(1,566)	$(1,985)	$(1,540)	$(2,428)
Other comprehensive income before reclassifications:
Unrealized (losses)	(128)	(433)	(855)	(689)
Reclassifications to earnings:
Realized losses (a)	342	351	1,043	1,050
Other comprehensive income (loss)	214	(82)	188	361
Balance, end of period	$(1,352)	$(2,067)	$(1,352)	$(2,067)

Pension Benefits
Balance, beginning of period	$(46,773)	$(47,741)	$(49,034)	$(49,987)
Reclassifications to earnings:
Amortization of net loss (b)	1,131	1,123	3,392	3,369
Other comprehensive income (loss)	1,131	1,123	3,392	3,369
Balance, end of period	$(45,642)	$(46,618)	$(45,642)	$(46,618)

Postretirement Benefits
Balance, beginning of period	$4,326	$4,726	$4,669	$5,062
Reclassifications to earnings:
Amortization of prior service costs (b)	(122)	(122)	(367)	(367)
Amortization of net (gain) (b)	(49)	(46)	(147)	(137)
Other comprehensive income (loss)	(171)	(168)	(514)	(504)
Balance, end of period	$4,155	$4,558	$4,155	$4,558

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(44,013)	$(45,000)	$(45,905)	$(47,353)
Other comprehensive income before reclassifications	(128)	(433)	(855)	(689)
Reclassifications to earnings	1,302	1,306	3,921	3,915
Other comprehensive income (loss)	1,174	873	3,066	3,226
Balance, end of period	$(42,839)	$(44,127)	$(42,839)	$(44,127)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plans and Other Postretirement Benefits”.

14.	Income Taxes

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenues:
Propane	$181,259	$242,173	$1,034,525	$1,409,271
Fuel oil and refined fuels	17,043	26,898	116,399	174,888
Natural gas and electricity	11,861	16,912	56,109	74,311
All other	10,139	11,160	35,602	38,501
Total revenues	$220,302	$297,143	$1,242,635	$1,696,971

Operating (loss) income:
Propane	$7,352	$4,457	$299,693	$300,356
Fuel oil and refined fuels	(662)	(3,160)	10,218	6,590
Natural gas and electricity	2,349	1,492	12,564	9,166
All other	(7,352)	(6,724)	(18,319)	(19,112)
Corporate	(23,521)	(22,640)	(78,431)	(72,476)
Total operating (loss) income	(21,834)	(26,575)	225,725	224,524

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	11,589	15,072	11,589
Interest expense, net	18,933	20,662	58,643	63,095
Provision for income taxes	185	163	521	611
Net (loss) income	$(40,952)	$(58,989)	$151,489	$149,229

Depreciation and amortization:
Propane	$27,118	$26,067	$81,759	$78,608
Fuel oil and refined fuels	896	1,240	2,457	4,435
Natural gas and electricity	2	2	6	44
All other	70	187	219	584
Corporate	4,644	5,496	14,147	17,430
Total depreciation and amortization	$32,730	$32,992	$98,588	$101,101

	As of
	June 27,	September 27,
	2015	2014
Assets:
Propane	$2,256,645	$2,365,320
Fuel oil and refined fuels	62,562	69,360
Natural gas and electricity	12,831	13,992
All other	3,357	3,342
Corporate	204,917	157,349
Total assets	$2,540,312	$2,609,363

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 27, 2015. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings.  Historically, approximately two‑thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March.  Consequently, sales and operating profits are concentrated in our first and second fiscal quarters.  Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season.  We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters).  To the extent necessary, we will reserve cash from the second and third quarters for distribution to holders of our Common Units in the fourth quarter and the following fiscal year first quarter.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter of the fiscal year.  Net loss for the third quarter of fiscal 2015 was $41.0 million, or $0.67 per Common Unit, compared to a net loss of $59.0 million, or $0.98 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2015 amounted to $10.9 million, compared to a loss of $5.2 million in the prior year third quarter.

Net income and EBITDA for the third quarter of fiscal 2015 included expenses of $1.1 million related to the ongoing integration of Inergy Propane. Net income and EBITDA for the third quarter of fiscal 2014 included a loss on debt extinguishment of $11.6 million and expenses of $4.3 million related to the integration of Inergy Propane.

Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) increased to $12.1 million for the third quarter of fiscal 2015, compared to Adjusted EBITDA of $10.0 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2015 decreased 5.5 million gallons, or 6.6%, to 77.6 million gallons, compared to 83.2 million gallons in the prior year third quarter. Sales of fuel oil and other refined fuels decreased 0.8 million gallons, or 11.5%, to 6.2 million gallons, compared to 7.0 million gallons in the prior year third quarter.  Although weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, volumes in the third quarter of fiscal 2015 were adversely impacted by warmer than normal temperatures, particularly during the month of April where average temperatures were 10% warmer than normal and 5% warmer than April 2014.  From an overall weather perspective, average temperatures across all of our service territories for the third quarter of fiscal 2015 were 16% warmer than normal and 6% warmer than the prior year third quarter, according to the National Oceanic and Atmospheric Administration.

Revenues of $220.3 million decreased $76.8 million, or 25.9%, compared to the prior year third quarter, primarily due to lower retail selling prices associated with lower wholesale product costs and, to a lesser extent, lower volumes sold.  Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 55.9% and 35.7% lower than the prior year third quarter, respectively.  Cost of products sold for the third quarter of fiscal 2015 of $94.2 million decreased $67.3 million, or 41.7%, compared to $161.5 million in the prior year third quarter, primarily due to lower wholesale product costs and, to a lesser extent, lower volumes sold.  Cost of products sold for the third quarter of fiscal 2015 included a nominal (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.7 million unrealized (non-cash) gain in the prior year third quarter.  These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $115.2 million for the third quarter of fiscal 2015 were $14.0 million, or 10.8%, lower than the prior year third quarter, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane; including lower payroll and benefit-related expenses attributable to lower headcount, lower vehicle expenses stemming from a reduction in the quantity of vehicles in use and lower general insurance and bad debt expenses.  Depreciation and amortization expense of $32.7 was relatively flat compared to the prior year third quarter.  Net interest expense of $18.9 million decreased $1.7 million, or 8.4%, primarily due to the savings from the refinancing of certain of our senior notes completed in the third quarter of fiscal 2014 and in the second quarter of fiscal 2015.

We have now completed the first three-years from the closing date of the Inergy Propane acquisition.  Our integration efforts are substantially complete and our operating results continue to benefit from our focus on driving operating efficiencies and cost savings from the combined platform.  In addition, over the past three years we have continued to focus on improving our balance sheet metrics from the higher leverage profile resulting from the Inergy Propane acquisition.  Through opportunistic refinancing and debt reduction efforts, we have strengthened our balance sheet in line with our strategic goals.  In fact, during the third quarter of fiscal 2015, we funded all working capital and capital expenditure needs from cash on hand, and we ended the quarter with $147.0 million of cash.

Our anticipated cash requirements for the remainder of fiscal 2015 include: (i) maintenance and growth capital expenditures of approximately $9.0 million; (ii) interest payments of approximately $21.4 million; and (iii) cash distributions of approximately $53.7 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  As of June 27, 2015, we had unused borrowing capacity under our Revolving Credit Facility of $246.8 million, after considering outstanding letters of credit of $53.2 million and outstanding borrowings of $100.0 million.

Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Revenues
Propane	$181,259	$242,173	$(60,914)	(25.2)%
Fuel oil and refined fuels	17,043	26,898	(9,855)	(36.6)%
Natural gas and electricity	11,861	16,912	(5,051)	(29.9)%
All other	10,139	11,160	(1,021)	(9.1)%
Total revenues	$220,302	$297,143	$(76,841)	(25.9)%
Retail gallons sold
Propane	77,633	83,155	(5,522)	(6.6)%
Fuel oil and refined fuels	6,181	6,981	(800)	(11.5)%

Revenues from the distribution of propane and related activities of $181.3 million decreased $60.9 million, or 25.2%, compared to the prior year third quarter primarily due to lower average retail selling prices and, to a lesser extent, lower retail propane volumes sold.  Average propane selling prices decreased 23.0% as a result of lower wholesale propane costs, resulting in a $48.2 million decrease in revenues.  Retail propane gallons sold decreased 5.5 million gallons, or 6.6%, resulting in a $14.9 million decrease in revenues.  While weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, temperatures across nearly all of our service territories were warmer than the third quarter of the prior year which adversely affected the year-over-year comparison of volumes sold.  In addition, the timing of the extreme colder than normal temperatures that were experienced in our eastern and midwestern territories during March 2015 led to additional deliveries during the second quarter, obviating the need for further deliveries in the third fiscal quarter for many of our customers.  Included within the propane segment are revenues from other propane activities of $19.9 million, which increased $2.2 million.

Revenues from the distribution of fuel oil and refined fuels of $17.0 million decreased $9.9 million, or 36.6%, compared to the prior year third quarter primarily due to lower average selling prices and, to a lesser extent, lower volumes sold.  Average selling prices in our fuel oil and refined fuels segment decreased 28.3%, resulting in a $6.8 million decrease in revenues.  Fuel oil and refined fuels gallons sold decreased 0.8 million gallons, or 11.5%, resulting in a $3.1 million decrease in revenues.  The decrease in volumes sold was primarily due to the impact of the unfavorable weather trends discussed above.

Revenues in our natural gas and electricity segment of $11.9 million decreased $5.1 million, or 29.9%, compared to the prior year third quarter as a result of lower average selling prices and, to a lesser extent, lower volumes sold.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Cost of products sold
Propane	$71,264	$123,943	$(52,679)	(42.5)%
Fuel oil and refined fuels	12,466	21,754	(9,288)	(42.7)%
Natural gas and electricity	7,130	12,335	(5,205)	(42.2)%
All other	3,338	3,450	(112)	(3.2)%
Total cost of products sold	$94,198	$161,482	$(67,284)	(41.7)%
As a percent of total revenues	42.8%	54.3%

The cost of products sold reported in the condensed consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, natural gas and electricity sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers.  Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products.

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

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) were somewhat volatile during the third quarter of fiscal 2015 with prices reaching a high of $0.57 per gallon and a low of $0.32 per gallon (representing an intra-quarter swing of 43%). Overall, average posted propane and fuel oil prices were 55.9% and 35.7% lower than the prior year third quarter, respectively.  The net change in the fair value of derivative instruments during the period resulted in a nominal (non-cash) loss compared to an unrealized (non-cash) gain of $0.7 million in the third quarter of 2014, resulting in an increase of $0.7 million year-over-year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $71.3 million decreased $52.7 million, or 42.5%, compared to the prior year third quarter primarily due to lower average wholesale costs and, to a lesser extent, lower volumes sold.  Lower average propane costs and lower propane volumes sold resulted in decreases of $50.3 million and $7.8 million, respectively, compared to the prior year third quarter.  Cost of products sold from other propane activities increased $4.7 million compared to the prior year third quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $12.5 million decreased $9.3 million, or 42.7%, compared to the prior year third quarter.  Lower fuel oil and refined fuels wholesale costs and lower volumes sold resulted in decreases of $6.8 million and $2.5 million, respectively, compared to the prior year third quarter.

Cost of products sold in our natural gas and electricity segment of $7.1 million decreased $5.2 million, or 42.2%, compared to the prior year third quarter primarily due to lower volumes sold and lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 11.5 percentage points to 42.8% from 54.3% primarily due to the decline in wholesale propane costs outpacing the decline in propane average selling prices during the fiscal 2015 third quarter.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Operating expenses	$100,168	$115,991	$(15,823)	(13.6)%
As a percent of total revenues	45.5%	39.0%

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

Operating expenses of $100.2 million for the third quarter of fiscal 2015 decreased $15.8 million, or 13.6% compared to $116.0 million in the prior year third quarter, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane; including lower payroll and benefit-related expenses attributable to reduced headcount, lower vehicle expenses attributable to reduced vehicle count and lower fuel costs to operate our fleet and lower bad debt and insurance expenses.  Operating expenses for the third quarter of fiscal 2015 included expenses of $0.8 million associated with the integration of the Inergy Propane operations compared to $3.0 million in the prior year third quarter.  These charges were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2015	2014	Increase	Increase
General and administrative expenses	$15,040	$13,253	$1,787	13.5%
As a percent of total revenues	6.8%	4.5%

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

General and administrative expenses of $15.0 million for the third quarter of fiscal 2015 increased $1.8 million compared to the prior year third quarter primarily due to higher variable compensation, coupled with the favorable settlement of a matter in the prior year third quarter.  General and administrative expenses for the third quarter of fiscal 2015 included $0.3 million of professional services and other expenses associated with the integration of Inergy Propane, compared to $1.3 million in the prior year third quarter.  These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Depreciation and amortization	$32,730	$32,992	$(262)	(0.8)%
As a percent of total revenues	14.9%	11.1%

Depreciation and amortization expense of $32.7 million in the third quarter of fiscal 2015 was essentially flat to the prior year third quarter.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Interest expense, net	$18,933	$20,662	$(1,729)	(8.4)%
As a percent of total revenues	8.6%	7.0%

Net interest expense of $18.9 million decreased $1.7 million, or 8.4%, compared to the prior year third quarter primarily due to the refinancing of the $250.0 million 7.375% Senior Notes due 2020 with $250.0 million 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015, coupled with the refinancing of the $496.6 million 7.5% Senior Notes due 2018 with $525.0 million 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes (see below) and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, during the third quarter of fiscal 2014 we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,
	2015	2014
Net (loss)	$(40,952)	$(58,989)
Add:
Provision for income taxes	185	163
Interest expense, net	18,933	20,662
Depreciation and amortization	32,730	32,992
EBITDA	10,896	(5,172)
Loss on debt extinguishment	—	11,589
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	37	(707)
Integration-related costs	1,134	4,313
Adjusted EBITDA	$12,067	$10,023

Nine Months Ended June 27, 2015 Compared to Nine Months Ended June 28, 2014

Revenues

(Dollars and gallons in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Revenues
Propane	$1,034,525	$1,409,271	$(374,746)	(26.6)%
Fuel oil and refined fuels	116,399	174,888	(58,489)	(33.4)%
Natural gas and electricity	56,109	74,311	(18,202)	(24.5)%
All other	35,602	38,501	(2,899)	(7.5)%
Total revenues	$1,242,635	$1,696,971	$(454,336)	(26.8)%
Retail gallons sold
Propane	411,857	454,702	(42,845)	(9.4)%
Fuel oil and refined fuels	37,340	43,595	(6,255)	(14.3)%

Total revenues decreased $454.3 million, or 26.8%, to $1,242.6 million for the first nine months of fiscal 2015 compared to $1,697.0 million for the prior year period, primarily due to lower average selling prices and, to a lesser extent, lower volumes sold for propane and fuel oil and refined fuels.  Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2015 were 1% warmer than normal and 4% warmer than the comparable prior year period.  The weather pattern during the first nine months of fiscal 2015 was characterized by warmer than normal temperatures for much of the first quarter, particularly in the month of December 2014 (December 2014 was 15% warmer than normal and 21% warmer than December 2013), which continued during much of January 2015.  However, this persistent streak of warm weather was followed by considerably colder than normal temperatures in our eastern and midwestern territories throughout February 2015 and much of March 2015, which was followed by another period of above average temperatures during the third quarter of fiscal 2015, particularly during the month of April.

Revenues from the distribution of propane and related activities of $1,034.5 million decreased $374.7 million, or 26.6%, primarily due to lower average retail selling prices and, to a lesser extent, lower retail propane volumes sold.  Average propane selling prices decreased 19.9% as a result of lower wholesale propane costs, resulting in a $241.6 million decrease in revenues.  Retail propane gallons sold decreased 42.8 million gallons, or 9.4%, resulting in a decrease in revenues of $126.5 million.  While our overall propane volumes were adversely affected by the unseasonably warmer weather during key parts of the winter heating season and April 2015 as discussed above, our volumes responded in those areas where and when we experienced cold temperatures.  Included within the propane segment are revenues from other propane activities of $59.8 million, which decreased $6.6 million.

Revenues from the distribution of fuel oil and refined fuels of $116.4 million decreased $58.5 million, or 33.4%, from $174.9 million, due to lower average selling prices and, to a lesser extent, lower volumes sold.  Average selling prices in our fuel oil and refined fuels segment decreased 22.2%, resulting in a $33.2 million decrease in revenues.  Fuel oil and refined fuels gallons sold decreased 6.3 million gallons, or 14.3%, resulting in a decrease in revenues of $25.3 million.  The decrease in volumes sold was primarily due to the impact of the unfavorable weather trends discussed above.

Revenues in our natural gas and electricity segment of $56.1 million decreased $18.2 million, or 24.5%, primarily as a result of lower average selling prices and, to a lesser extent, lower volumes sold.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Cost of products sold
Propane	$404,018	$752,090	$(348,072)	(46.3)%
Fuel oil and refined fuels	84,509	139,200	(54,691)	(39.3)%
Natural gas and electricity	35,696	55,732	(20,036)	(36.0)%
All other	11,563	12,184	(621)	(5.1)%
Total cost of products sold	$535,786	$959,206	$(423,420)	(44.1)%
As a percent of total revenues	43.1%	56.5%

The movement in propane prices during the first nine months of fiscal 2015 was in stark contrast to the comparable prior year period where prices were rising rapidly due to industry-wide supply and logistics challenges, particularly during the peak of the fiscal 2014 heating season.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 50.5% and 32.8% lower than in the first nine months of the prior year, respectively.  The net change in the fair value of derivative instruments during the first nine months of fiscal 2015 and fiscal 2014 resulted in unrealized (non-cash) gains of $2.0 million and $0.7 million, respectively, resulting in a net decrease of $1.3 million in cost of products sold compared to the prior year period, all of which was reported in our propane segment.

Cost of products sold associated with the distribution of propane and related activities of $404.0 million decreased $348.1 million, or 46.3%, primarily due to lower average wholesale costs and, to a lesser extent, lower volumes sold.  Lower average propane costs and lower propane volumes sold resulted in decreases of $265.5 million and $68.6 million, respectively.  Cost of products sold from other propane activities decreased $12.7 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $84.5 million decreased $54.7 million, or 39.3%.  Lower wholesale costs and lower fuel oil and refined fuels volumes sold resulted in decreases of $34.7 million and $20.0 million, respectively, in costs of products sold.

Cost of products sold in our natural gas and electricity segment of $35.7 million decreased $20.0 million, or 36.0%, primarily due to lower wholesale costs and lower natural gas and electricity volumes sold.

Total cost of products sold as a percent of total revenues decreased 13.4 percentage points to 43.1% from 56.5% primarily due to the decline in wholesale propane costs outpacing the decline in propane average selling prices.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Operating expenses	$327,750	$361,035	$(33,285)	(9.2)%
As a percent of total revenues	26.4%	21.3%

Operating expenses of $327.8 million for the first nine months of fiscal 2015 decreased $33.3 million, or 9.2%, compared to $361.0 million in the prior year period, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane; including lower payroll and benefit-related expenses attributable to reduced headcount, lower vehicles expenses attributable to reduced vehicle count and lower fuel costs to operate our fleet and lower bad debt and insurance expenses.  Operating expenses for the first nine months of the year included expenses of $3.8 million associated with the integration of the Inergy Propane operations compared to $5.8 million in the prior year.  These charges were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2015	2014	Increase	Increase
General and administrative expenses	$54,786	$51,105	$3,681	7.2%
As a percent of total revenues	4.4%	3.0%

General and administrative expenses of $54.8 million for the first nine months of fiscal 2015 increased $3.7 million from $51.1 million in the prior year period, primarily due to higher payroll and benefit-related expenses, including variable compensation, and higher professional services fees associated with uninsured legal matters.  General and administrative expenses for the first nine months of fiscal 2015 and 2014 included $1.3 million and $3.3 million, respectively, of professional services and other expenses associated with the integration of Inergy Propane.  These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Depreciation and amortization	$98,588	$101,101	$(2,513)	(2.5)%
As a percent of total revenues	7.9%	6.0%

Depreciation and amortization expense of $98.6 million in the first nine months of fiscal 2015 decreased $2.5 million, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2015	2014	Decrease	Decrease
Interest expense, net	$58,643	$63,095	$(4,452)	(7.1)%
As a percent of total revenues	4.7%	3.7%

Net interest expense of $58.6 million decreased $4.5 million, or 7.1%, primarily due to the refinancing of the $496.6 million 7.5% Senior Notes due 2018 with $525.0 million 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014 and, to a lesser extent, the refinancing of the $250.0 million 7.375% Senior Notes due 2020 with $250.0 million 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On February 25, 2015, we repurchased and satisfied and discharged all of our previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes, and cash on hand, pursuant to a tender offer and redemption during the second quarter of fiscal 2015.  In connection with this tender offer and redemption, during the second quarter of fiscal 2015 we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes (see below) and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, during the third quarter of fiscal 2014 we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,
	2015	2014
Net income	$151,489	$149,229
Add:
Provision for income taxes	521	611
Interest expense, net	58,643	63,095
Depreciation and amortization	98,588	101,101
EBITDA	309,241	314,036
Loss on debt extinguishment	15,072	11,589
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(2,035)	(708)
Integration-related costs	5,110	9,083
Adjusted EBITDA	$327,388	$334,000

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2015 and fiscal 2014 was $259.1 million and $145.0 million, respectively.  The increase in net cash provided by operating activities was primarily attributable to a substantial decrease in working capital requirements as a result of the impact of the decline in wholesale propane costs on our inventory, accounts receivable and accounts payable.

Investing Activities.  Net cash used in investing activities of $30.0 million for the first nine months of fiscal 2015 consisted of capital expenditures of $31.0 million (including approximately $16.4 million to support the growth of operations and $14.6 million for maintenance expenditures) and $6.5 million for the acquisition of a business, partially offset by $7.5 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $12.1 million for the first nine months of fiscal 2014 consisted of capital expenditures of $21.6 million (including approximately $8.6 million to support the growth of operations and $13.0 million for maintenance expenditures), partially offset by $9.5 million in net proceeds from the sale of property, plant and equipment.

Financing Activities.  Net cash used in financing activities for the first nine months of fiscal 2015 of $174.8 million reflects $159.4 million in quarterly distributions to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014 and first quarter of fiscal 2015, and at a rate of $0.8875 per Common Unit paid in respect of the second quarter of fiscal 2015.  In addition, cash used in financing activities included proceeds of $250.0 million from the issuance of the 2025 Senior Notes in February 2015 which were used, along with cash on hand, to repurchase and satisfy and discharge all of the previously outstanding 2020 Senior Notes, as well as to pay tender premiums and other related fees of $11.1 million and debt issuance costs of $4.6 million, pursuant to a tender offer and redemption.

Net cash used in financing activities for the first nine months of fiscal 2014 of $170.8 million reflects $158.2 million in quarterly distributions to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013 and the first and second quarters of fiscal 2014  In addition, cash used in financing activities included proceeds of $525.0 million from the issuance of the 2024 Senior Notes in May 2014 which were used, along with cash on hand, to repurchase and satisfy and discharge all of the outstanding 2018 Senior Notes, as well as to pay tender premiums and other related fees of $31.6 million and debt issuance costs of $9.5 million, pursuant to a tender offer and redemption.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 27, 2015, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021, $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

Senior Notes

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496.6 million in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503.4 million in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane acquisition.  Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the acquisition date as they were issued in exchange for Inergy’s outstanding notes, not for cash.  The 2021 Senior Notes require semi-annual interest payments in February and August.  On December 19, 2012, we completed an offer to exchange our then-outstanding unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021, respectively, that have been registered under the Securities Act of 1933, as amended.

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

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of June 27, 2015 and September 27, 2014.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon our ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Facility.  As of June 27, 2015, the interest rate for the Revolving Credit Facility was approximately 2.5%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of June 27, 2015, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53.2 million which expire periodically through April 3, 2016.  Therefore, as of June 27, 2015, after giving effect to $100.0 million in outstanding borrowings, we had available borrowing capacity of $246.8 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 27, 2015.

The aggregate amounts of long-term debt maturities subsequent to June 27, 2015 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121.2 million.

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

On July 23, 2015, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the third quarter of fiscal 2015, payable on August 11, 2015 to holders of record on August 4, 2015.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000.  At June 27, 2015, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.2 million and $19.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 27, 2015, we had accrued insurance liabilities of $61.5 million, and an insurance recovery asset of $17.7 million related to the amount of the liability expected to be covered by insurance.

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

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2022.  Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $11.8 million as of June 27, 2015.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 27, 2015.

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

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be our first quarter of fiscal year 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  We do not expect the adoption of ASU 2014-09 will have a material impact on our results of operations, financial position or cash flows.

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

Credit Risk

Exchange-traded futures and options contracts we entered into are guaranteed by the NYMEX and, as a result, have minimal credit risk.  We are subject to credit risk with over-the-counter forward, swap and options contracts to the extent the counterparties do not perform.  We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to the risk of non-performance by our counterparties.

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  We manage our interest rate risk by entering into interest rate swap agreements.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 27, 2015, the fair value of the interest rate swaps was a net liability of $1.4 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

A.	The fair value of open positions as of June 27, 2015.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of June 27, 2015 indicates a decrease in potential future net gains of $2.2 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 27, 2015.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 27, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 27, 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

10.1

Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012, August 6, 2013 and May 13, 2015. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 14, 2015).

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

SUBURBAN PROPANE PARTNERS, L.P.

August 6, 2015	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 6, 2015	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller