Form 10-K
period 2015-09-26
SUBURBAN PROPANE PARTNERS LP
filed 2015-11-25
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 26, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value as of March 28, 2015 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($43.00 per unit), was approximately $2,600,814,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 122

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
•

Volatility in the unit cost of propane, fuel oil and other refined fuels, natural gas and electricity, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes sold as a result of customer conservation;

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
•

The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and climate change, derivative instruments and other regulatory developments on the Partnership’s business;

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2015, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2014.  As of September 26, 2015, we were serving the energy needs of approximately 1.1 million residential, commercial, industrial and agricultural customers through 700 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 480.4 million gallons of propane and 41.9 million gallons of fuel oil and refined fuels to retail customers during the year ended September 26, 2015. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

With the Inergy Propane Acquisition, we effectively doubled the size of our customer base and expanded our geographic reach into eleven new states, including establishing a presence in portions of the midwest region of the United States. The Inergy Propane Acquisition was consistent with key elements of our business strategy to focus on businesses that complement our existing business segments and that can extend our presence in strategically attractive markets. This acquisition has provided, and will continue to provide, us with an opportunity to apply our operational expertise and customer-oriented initiatives to a much larger enterprise in order to enhance our growth prospects and cash flow profile. The total cost of the Inergy Propane Acquisition, as measured by the fair value of the total consideration, was approximately $1.9 billion.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 26, 2015, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and steady or increased quarterly distributions. The following are key elements of our strategy:

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix.  We focus internally on improving the efficiency of our existing operations, managing our cost structure and improving our customer mix. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed.  We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making.  Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, inventory control, cash management and customer tracking. In connection with the Inergy Propane Acquisition, we have developed and effectively completed a detailed integration plan that combined the best practices of the two companies.  Our strategy will include continuing to pursue operational efficiencies while staying focused on providing exceptional service to the combined customer base.  Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management.

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

Propane

Propane is a by‑product of natural gas processing and petroleum refining.  It is a clean burning energy source recognized for its transportability and ease of use relative to alternative forms of stand‑alone energy sources.  Propane use falls into three broad categories:

•	residential and commercial applications;
•	industrial applications; and
•	agricultural uses.

In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking.  Industrial customers use propane generally as a motor fuel to power over‑the‑road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications.  In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 680 locations in 41 states as of September 26, 2015.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 26, 2015, we serviced approximately 973,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Most of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale.  Approximately 94% of the propane gallons sold by us in fiscal 2015 were to retail customers: 47% to residential customers, 25% to commercial customers, 9% to industrial customers, 5% to agricultural customers and 14% to other retail users.  The balance of approximately 6% of the propane gallons sold by us in fiscal 2015 was for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2015.

Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks.  Propane is pumped from bobtail trucks, which have capacities typically ranging from 2,400 gallons to 3,500 gallons of propane, into a stationary storage tank on the customers’ premises.  The capacity of these storage tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons.  As is common in the propane industry, we own a significant portion of the storage tanks located on our customers’ premises.  We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons.  When these cylinders are delivered to customers, empty cylinders are refilled in place or transported for replenishment at our distribution locations.  We also deliver propane to certain other bulk end users in larger trucks known as transports, which have an average capacity of approximately 9,000 gallons.  End users receiving transport deliveries include industrial customers, large‑scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak load delivery requirements, and large agricultural accounts that use propane for crop drying.

Supply

Our propane supply is purchased from approximately 50 oil companies and natural gas processors at approximately 190 supply points located in the United States and Canada.  We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market.  Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices.  Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars.  See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources.  However, during the fiscal 2014 heating season, we were adversely affected by supply constraints resulting from industry-wide supply shortages and logistics issues involving propane transportation sourcing and costs.  Nevertheless, through relationships with our suppliers and extraordinary efforts by our supply and logistics personnel, we were able to effectively manage the challenging environment in fiscal 2014 without a material disruption in supply.  Such supply shortages and logistics issues were not repeated during fiscal 2015.  Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2016.  During fiscal 2015, Crestwood Midstream Partners L.P. (“Crestwood”), Enterprise Products Partners L.P. (“Enterprise”) and Targa Liquids Marketing and Trade LLC (“Targa”) provided approximately 20%, 13% and 12% of our total propane purchases, respectively.  No other single supplier accounted for more than 10% of our propane purchases in fiscal 2015.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood, Targa or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Approximately 91% of our total propane purchases were from domestic suppliers in fiscal 2015.

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

We own and operate a large propane storage facility in California.  We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 26, 2015, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the US Census Bureau’s 2014 American Community Survey, propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel.  This level has not changed materially over the previous two decades.  As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2013 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2014, and LP/Gas Magazine dated February 2015, the ten largest retailers, including us, account for approximately 41% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 54,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2015 amounted to 41.9 million gallons. Approximately 66% of the fuel oil and refined fuels gallons sold by us in fiscal 2015 were to residential customers, principally for home heating, 7% were to commercial customers, and 7% to other users.  Sales of diesel and gasoline accounted for the remaining 20% of total volumes sold in this segment during fiscal 2015.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2015.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 30 suppliers at approximately 55 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2016.

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

We serve over 75,000 natural gas and electricity customers in New York and Pennsylvania.  During fiscal 2015, we sold approximately 3.8 million dekatherms of natural gas and 439.3 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 84% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane.” As part of the Inergy Propane Acquisition, we acquired a number of different tradenames, such as “Yates Gas,” under which Inergy Propane conducted its business as of the Acquisition Date.  We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental, Health and Safety Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, treatment, storage and disposal of solid and hazardous wastes and can require the investigation, cleanup or monitoring of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes.  CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a “hazardous substance” into the environment.  Propane is not a hazardous substance within the meaning of CERCLA, whereas some constituents contained in fuel oil are considered hazardous substances.  We own real property at locations where such hazardous substances may be or may have been present as a result of prior activities.

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

Through an acquisition in fiscal 2004, and in the Inergy Propane Acquisition, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring.  Additionally, certain of the active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities.  The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel.  With respect to certain of the properties acquired in the Inergy Propane Acquisition, Inergy (now known as Crestwood Midstream Partners LP) is contractually obligated to indemnify us for the costs associated with the investigation, monitoring, remediation and/or resolution of identified conditions.  As of September 26, 2015, we had accrued environmental liabilities of $0.7 million representing the total estimated future liability for remediation and monitoring of all of our properties.

Estimating the extent of our responsibility at a particular site, and the method and ultimate cost of remediation and monitoring of that site, requires making numerous assumptions.  As a result, the ultimate cost to remediate and monitor any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to us, at that site. However, we believe that our past experience provides a reasonable basis for estimating these liabilities.  As additional information becomes available, estimates are adjusted as necessary.  While we do not anticipate that any such adjustment would be material to our financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities.  We currently cannot determine whether we will incur additional liabilities or the extent or amount of any such liabilities, or the extent to which such additional liabilities would be subject to the contractual indemnification of Inergy.

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

NFPA Pamphlet Nos. 30, 30A, 31, 385 and 395, which establish rules and procedures governing the safe handling of distillates (fuel oil, kerosene and diesel fuel) and gasoline, or comparable regulations, have been adopted, in whole, in part or with state addenda, as the industry standard for fuel oil, kerosene, diesel fuel and gasoline storage, distribution and equipment installation and operation in all of the states in which we sell those products.  In some states these laws are administered by state agencies and in others they are administered on a municipal level.

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

In December 2009, the U.S. Environmental Protection Agency (“EPA”) issued an “Endangerment Finding” under the Clean Air Act, determining that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis.  The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs.  Although Congress has not yet enacted federal climate change legislation, numerous states and municipalities have adopted laws and policies on climate change.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

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

Pursuant to the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) and the SEC have implemented, and continue to promulgate, rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions.  In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a registered CFTC- or SEC-clearing facility and executed on a designated exchange or swap execution facility.

We are subject to certain regulatory requirements as a result of the Dodd-Frank Act and the implementing regulations and may be indirectly affected by requirements imposed on our counterparties.  Transactional, margin, capital, recordkeeping, reporting, clearing and other requirements may increase our operational and transactional cost of entering into and maintaining derivatives contracts and may adversely affect the number and/or creditworthiness of derivatives counterparties available to us.  If we were to reduce our use of derivatives as a result of regulatory burdens or otherwise, our results of operations could become more volatile and our cash flow could be less predictable.

Many of the states in which we do business have passed laws prohibiting “unfair or deceptive practices” in transactions between consumers and sellers of products used for residential purposes, which give the Attorney General or other officials of that state the authority to investigate alleged violations of those laws.  From time to time, we receive inquiries or requests for additional information under these laws from the offices of Attorneys General or other government officials in connection with the sale of our products to residential customers.  Based on information to date, and because, our policies and business practices are designed to comply with all applicable laws, we do not believe that the costs or liabilities associated with such inquiries or requests will result in a material adverse effect on our financial condition or results of operations; however, there can be no assurance that our financial condition or results of operations may not be materially and adversely affected as a result of current or future government investigations or civil litigation derived therefrom.

Employees

As of September 26, 2015, we had 3,646 full time employees, of whom 702 were engaged in general and administrative activities (including fleet maintenance), 34 were engaged in transportation and product supply activities and 2,910 were customer service center employees.  As of September 26, 2015, 113 of our employees were represented by 16 different local chapters of labor unions.  We believe that our relations with both our union and non‑union employees are satisfactory.  From time to time, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 2% warmer than normal, 3% colder than normal and 4% warmer than normal for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

Sudden increases in our costs to acquire and transport propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product and retail sales price.  Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity of winter weather, the price and availability of competing alternative energy sources, competing demands for the products and infrastructure (including highway, rail, pipeline and refinery) constraints.  Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense.  As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities might be materially higher at least on a short-term basis.  Since we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability.  In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet our customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

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

Our business and operating results are materially affected by worldwide economic conditions. Current conditions in the global capital and credit markets and general economic pressures have led to declining consumer and business confidence, increased market volatility and reduction of business activity generally. This turmoil, especially when coupled with increasing energy prices, may cause our customers to experience cash flow shortages which in turn may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, disruptions in the U.S. residential mortgage market and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

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

In December 2009, the EPA issued an “Endangerment Finding” under the Clean Air Act, determining that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis.  The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs.  Although Congress has not yet enacted federal climate change legislation, numerous states and municipalities have adopted laws and policies on climate change.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

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

Transactional, margin, capital, recordkeeping, reporting, clearing and other requirements imposed on parties to derivatives transactions as a result of legislation (such as the Dodd-Frank Act) and related rulemaking may increase our operational and transactional cost of entering into and maintaining derivatives contracts and may adversely affect the number and/or creditworthiness of derivatives counterparties available to us. If we were to reduce our use of derivatives as a result of regulatory burdens or otherwise, our results of operations could become more volatile and our cash flow could be less predictable.

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

As of September 26, 2015, our long-term debt borrowings consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $19.9 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million under our senior secured revolving credit facility.  The payment of principal and interest on our debt will reduce the cash available to make distributions on our common units. In addition, we will not be able to make any distributions to holders of our common units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes. The amount of distributions that we may make to holders of our common units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the credit agreement governing the credit facility) as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.  Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 26, 2015.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including Suburban Propane Partners, L.P., or an investment in our Common Units may be modified by legislative, judicial or administrative changes and differing interpretations thereof at any time. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively.  Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than as corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our Common Units. On May 5, 2015, the U.S. Treasury Department and the Internal Revenue Service issued proposed regulations interpreting the scope of qualifying income for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income for purposes of the qualifying income requirement. The proposed regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement. Based on the legislative history of Section 7704 of the Internal Revenue Code and previous Internal Revenue Service guidance, we do not believe that the proposed regulations should affect our ability to qualify as a publicly traded partnership or the characterization of the income from our propane activities as qualifying income. However, there are no assurances that the proposed regulations, when published as final regulations, will not take a position that is contrary to our interpretation of Section 7704 of the Internal Revenue Code. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.  We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

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

As of September 26, 2015, we owned approximately 73% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 26, 2015, we had a fleet of 13 transport truck tractors, of which we owned 6, and 23 railroad tank cars, of which we owned none.  In addition, as of September 26, 2015 we had 1,210 bobtail and rack trucks, of which we owned 52%, 121 fuel oil tankwagons, of which we owned 74%, and 1,389 other delivery and service vehicles, of which we owned 62%.  We lease the vehicles we do not own.  As of September 26, 2015, we also owned 906,708 customer propane storage tanks with typical capacities of 100 to 500 gallons, 66,630 customer propane storage tanks with typical capacities of over 500 gallons and 298,254 portable propane cylinders with typical capacities of five to ten gallons.

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
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 23, 2015, there were 680 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).  The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

	Common Unit Price Range		Cash Distribution Declared per
	High	Low	Common Unit
Fiscal 2015
First Quarter	$46.05	$40.81	$0.8750
Second Quarter	45.87	42.55	0.8875
Third Quarter	44.75	39.47	0.8875
Fourth Quarter	41.14	31.00	0.8875

Fiscal 2014
First Quarter	$48.90	$44.21	$0.8750
Second Quarter	47.16	39.91	0.8750
Third Quarter	48.61	40.94	0.8750
Fourth Quarter	46.21	41.13	0.8750

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

	Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012 (a)	September 24, 2011
Statement of Operations Data
Revenues	$1,416,979	$1,938,257	$1,703,606	$1,063,458	$1,190,552
Costs and expenses	1,239,221	1,748,131	1,526,630	1,003,885	1,047,324
Acquisition-related costs (b)	—	—	—	17,916	—
Operating income	177,758	190,126	176,976	41,657	143,228
Interest expense, net	77,634	83,261	95,427	38,633	27,378
Pension settlement charge (c)	2,000	—	—	—	—
Loss on debt extinguishment (d)	15,072	11,589	2,144	2,249	—
Provision for income taxes	700	767	607	137	884
Net income	84,352	94,509	78,798	638	114,966
Net income per Common Unit - basic (e)	1.39	1.56	1.35	0.02	3.24
Net income per Common Unit - diluted (e)	1.38	1.56	1.34	0.02	3.22
Cash distributions declared per unit	$3.54	$3.50	$3.50	$3.41	$3.41

Balance Sheet Data
Cash and cash equivalents	$152,338	$92,639	$107,232	$134,317	$149,553
Current assets	273,413	294,865	293,322	337,515	297,822
Total assets	2,485,730	2,609,363	2,727,987	2,883,850	956,459
Current liabilities	210,346	222,266	233,894	253,715	151,514
Total debt	1,241,107	1,242,685	1,245,237	1,422,078	348,169
Total liabilities	1,587,410	1,587,910	1,598,861	1,793,351	598,241
Partners' capital - Common Unitholders	$947,203	$1,067,358	$1,176,479	$1,151,606	$418,134

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$324,209	$225,551	$214,306	$110,973	$132,786
Investing activities	(35,972)	(16,532)	(14,663)	(239,758)	(19,505)
Financing activities	$(228,538)	$(223,612)	$(226,728)	$113,549	$(120,636)

Other Data
Depreciation and amortization	$133,294	$136,399	$130,384	$47,034	$35,628
EBITDA (f)	295,980	314,936	305,216	86,442	178,856
Adjusted EBITDA (f)	334,039	338,502	329,253	108,536	179,425
Capital expenditures - maintenance and growth (g)	$41,213	$30,052	$27,823	$17,476	$22,284
Retail gallons sold
Propane	480,372	530,743	534,621	283,841	298,902
Fuel oil and refined fuels	41,878	49,071	53,710	28,491	37,241

(a)

Fiscal 2012 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2015, 2014, 2013 and 2011.  In addition, on August 1, 2012, we acquired Inergy Propane.  The results of operations of Inergy Propane have been included in the consolidated results from the Acquisition Date through September 29, 2012 and all of fiscal 2013, fiscal 2014 and fiscal 2015, and the assets and liabilities of Inergy Propane have been included in the consolidated balance sheet since September 29, 2012.

(b)

Due to the Inergy Propane Acquisition on August 1, 2012 we recorded acquisition-related costs of $17.9 million during fiscal 2012.  These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

(c)

We incurred non-cash pension settlement charges of $2.0 million during fiscal 2015 to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.

(d)	We recognized a loss on debt extinguishment during the following periods:
•

On February 25, 2015, we repurchased and satisfied and discharged all of our 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.
•

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

•

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

•

During fiscal 2012 we amended the Credit Agreement (the “Amended Credit Agreement”) to increase the five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) to $400.0 million, of which, $100.0 million was outstanding as of September 26, 2015, and also to extend the maturity date from June 25, 2013 to January 5, 2017.  In connection with the execution of the Amended Credit Agreement, we recognized a non-cash charge of $0.5 million for the write-off of previously incurred debt origination costs associated with lenders who did not participate, or whose lending capacity decreased, in the amended facility.  On August 1, 2012, we amended the Amended Credit Agreement to provide for a $250.0 million senior secured 364-day incremental term loan facility (the “364-Day Facility”).  On August 1, 2012, in connection with the Inergy Propane Acquisition, we drew $225.0 million on the 364-Day Facility and on August 14, 2012, using the proceeds of our secondary offering of common units, we repaid the $225.0 million term loan facility, and wrote off $1.7 million of unamortized commitment fees associated with the 364-Day Facility.

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

•

On May 17, 2013, we sold 2.7 million Common Units in a public offering.  On May 22, 2013, following the underwriters’ exercise of their over-allotment option, we sold an additional 0.4 million Common Units.

•	On August 1, 2012, in connection with the Inergy Propane Acquisition, we issued 14.2 million Common Units, and on August 14, 2012, we sold 7.2 million Common Units in a secondary offering.
•	The aforementioned Common Units have been included in basic and diluted earnings per common unit from the respective dates of issuance.
(f)

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other items, as applicable, as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as supplemental measures of operating performance and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our operating results.  EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP.  Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

	Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012 (a)	September 24, 2011
Net income	$84,352	$94,509	$78,798	$638	$114,966
Add:
Provision for income taxes	700	767	607	137	884
Interest expense, net	77,634	83,261	95,427	38,633	27,378
Depreciation and amortization	133,294	136,399	130,384	47,034	35,628
EBITDA	295,980	314,936	305,216	86,442	178,856
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,855)	(306)	4,318	(4,649)	(1,431)
Integration-related costs	11,542	12,283	10,575	—	—
Loss on debt extinguishment	15,072	11,589	2,144	2,249	—
Multi-employer pension plan withdrawal charge	11,300	—	7,000	—	—
Pension settlement charge	2,000	—	—	—	—
Acquisition-related costs	—	—	—	17,916	—
Loss on legal settlement	—	—	—	4,500	—
Loss on asset disposal	—	—	—	2,078	—
Severance charges	—	—	—	—	2,000
Adjusted EBITDA	$334,039	$338,502	$329,253	$108,536	$179,425

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply.  We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future.   The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism.  Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of seven members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs.  If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.  As a result of our large customer base, which is comprised of approximately 1.1 million customers, no individual customer account is material.  Therefore, while some variation to actual results occurs, historically such variability has not been material.  Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

Pension and Other Postretirement Benefits.  We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs.  In October 2014, the Society of Actuaries (“SOA”) issued new mortality tables (RP-2014) and a new mortality improvement scale (MP-2014).  We use SOA and other actuarial life expectancy information when developing the annual mortality assumptions for our pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.  With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs. See “Liquidity and Capital Resources - Pension Plan Assets and Obligations” below for additional disclosure regarding pension benefits.

Self-Insurance Reserves.  Our accrued self-insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers’ compensation and automobile insurance policies.  Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data.  For each unasserted claim, we record a self‑insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data.  Our self-insurance provisions are susceptible to change to the extent that actual claims development differs from historical claims development.  We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers.  For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset related to the amount of the liability expected to be paid by the insurance companies.  Historically, we have not experienced significant variability in our actuarial estimates for claims incurred but not reported. Accrued insurance provisions for reported claims are reviewed at least quarterly, and our assessment of whether a loss is probable and/or reasonably estimable is updated as necessary.  Due to the inherently uncertain nature of, in particular, product liability claims, the ultimate loss may differ materially from our estimates.  However, because of the nature of our insurance arrangements, those material variations historically have not, nor are they expected in the future to have, a material impact on our results of operations or financial position.

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

We contribute to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

Results of Operations and Financial Condition

Net income for fiscal 2015 was $84.4 million, or $1.39 per Common Unit, compared to $94.5 million, or $1.56 per Common Unit, in fiscal 2014.

Net income and EBITDA (as defined and reconciled below) for fiscal 2015 included: (i) a loss on debt extinguishment of $15.1 million; (ii) $11.5 million in expenses related to the integration of Inergy Propane; (iii) an $11.3 million charge related to the Partnership’s voluntary partial withdrawal from a multi-employer pension plan covering certain employees acquired in the Inergy Propane acquisition; and (iv) a pension settlement charge of $2.0 million. Net income and EBITDA for fiscal 2014 included: (i) a loss on debt extinguishment of $11.6 million; and (ii) $12.3 million in expenses related to the integration of Inergy Propane.  Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $334.0 million in fiscal 2015, compared to Adjusted EBITDA of $338.5 million in fiscal 2014.

Retail propane gallons sold in fiscal 2015 decreased 50.4 million gallons, or 9.5%, to 480.4 million gallons from 530.7 million gallons in fiscal 2014. Sales of fuel oil and other refined fuels decreased 7.2 million gallons, or 14.7%, to 41.9 million gallons from 49.1 million gallons in fiscal 2014.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of the Partnership’s service territories for fiscal 2015 were 2% warmer than normal and 5% warmer than the prior year. The fiscal 2015 heating season started with unseasonably warm temperatures throughout much of the first quarter, inclusive of a December that was one of the warmest on record, followed by inconsistent temperatures across the Partnership’s eastern and midwestern service territories for the remainder of the heating season. The Partnership’s western service territories experienced sustained warmer than normal temperatures throughout the year with average temperatures that were 23% warmer than normal and 9% warmer than the prior year.

Revenues for fiscal 2015 of $1,417.0 million decreased $521.3 million, or 26.9%, compared to the prior year, primarily due to lower retail selling prices associated with lower wholesale costs and, to a lesser extent, lower volumes sold. Average posted propane prices (basis Mont Belvieu, Texas) for fiscal 2015 were 52.7% lower than the prior year, and average posted prices for fuel oil were 35.5% lower than the prior year.

Cost of products sold for fiscal 2015 of $593.4 million decreased $487.4 million, or 45.1%, compared to $1,080.8 million in the prior year, primarily due to lower wholesale costs and, to a lesser extent, lower volumes sold. Cost of products sold for fiscal 2015 and fiscal 2014 included unrealized (non-cash) gains of $1.9 million and $0.3 million, respectively, attributable to the mark-to-market adjustment for derivative instruments used in risk management activities. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $512.5 million for fiscal 2015 were $18.4 million, or 3.5%, lower than fiscal 2014.  Excluding integration-related expenses for both periods, as well as the multi-employer pension plan withdrawal and pension settlement charges in fiscal 2015 discussed above, combined operating and general administrative expenses decreased 6.0% compared to the prior year.  The Partnership continued to realize operating efficiencies and synergies as a result of the integration of Inergy Propane, including lower headcount and lower vehicle count, and lower general insurance and bad debt expense.

Depreciation and amortization expense of $133.3 million for fiscal 2015 decreased $3.1 million, or 2.3%, primarily due to the acceleration of depreciation expense recorded in the prior year for assets taken out of service as a result of integration activities. Net interest expense of $77.6 million for fiscal 2015 decreased $5.6 million, or 6.8%, primarily due to savings from the refinancing of certain of the Partnership’s senior notes completed in the third quarter of fiscal 2014 and in the second quarter of fiscal 2015.

During fiscal 2015, we succeeded in accomplishing many significant goals.  The following highlight a few key accomplishments for fiscal 2015:

•	We finished the year strongly, with three consecutive quarters of year-over-year growth in Adjusted EBITDA;
•	We increased the annualized distribution rate by $0.05, or 1.4%, per Common Unit compared to the annualized rate at the end of fiscal 2014;
•	We achieved our goals for the third and final year of the integration of Inergy Propane;
•

We successfully refinanced our previous 7.375% Senior Notes due 2020 with new 5.75% Senior Notes due 2025, which effectively extended maturities on this portion of our debt by five years and reduced our cash interest requirements by more than $4 million annually;

•	We made enhancements to our technology platform to drive further operating efficiencies and to enhance our customers’ ability to interact with us; and
•

We announced a shift in organizational responsibilities within our senior leadership ranks, including the creation of a new role of Chief Development Officer to strengthen our focus on growth initiatives.

As we look ahead to fiscal 2016, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $35.0 million; (ii) approximately $74.9 million of interest and income tax payments; and (iii) approximately $215.7 million of distributions to Unitholders, assuming distributions remain at the current annualized rate of $3.55 per Common Unit.  Based on our current cash position of $152.3 million as of September 26, 2015, availability of funds under the Revolving Credit Facility (unused borrowing capacity of $253.8 million at September 26, 2015) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Decrease	Decrease
Revenues
Propane	$1,176,980	$1,606,840	$(429,860)	(26.8)%
Fuel oil and refined fuels	127,495	194,684	(67,189)	(34.5)%
Natural gas and electricity	66,865	87,093	(20,228)	(23.2)%
All other	45,639	49,640	(4,001)	(8.1)%
Total revenues	$1,416,979	$1,938,257	$(521,278)	(26.9)%
Retail gallons sold
Propane	480,372	530,743	(50,371)	(9.5)%
Fuel oil and refined fuels	41,878	49,071	(7,193)	(14.7)%

Total revenues decreased $521.3 million, or 26.9%, to $1,417.0 million for fiscal 2015 compared to $1,938.3 million for the prior year due to lower average propane, fuel oil and refined fuels and natural gas selling prices and, to a lesser extent, lower volumes sold.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2015 were 2% warmer than normal and 5% warmer than the prior year.  The weather pattern during the fiscal 2015 heating season was characterized by warmer than normal temperatures for the first quarter of fiscal 2015, particularly during the month of December 2014 (December 2014 was 15% warmer than normal and 21% warmer than December 2013), followed by inconsistent temperatures in our eastern and midwestern territories during the latter half of the heating season.  We also experienced sustained warmer than normal temperatures in our western territories throughout fiscal 2015 as average temperatures were 23% warmer than normal and 9% warmer than the comparable prior year period.

Revenues from the distribution of propane and related activities of $1,177.0 million for fiscal 2015 decreased $429.9 million, or 26.8%, compared to $1,606.8 million for the prior year, primarily due to lower average retail selling prices associated with lower wholesale propane costs and, to a lesser extent, lower volumes sold.  Average propane selling prices for fiscal 2015 decreased 20.3% compared to the prior year, resulting in a $281.0 million decrease in revenues year-over-year.  Retail propane gallons sold in fiscal 2015 decreased 50.4 million gallons, or 9.5%, resulting in a decrease in revenues of $145.0 million.  Volumes sold during fiscal 2015 were adversely affected by the unseasonably warm weather during key parts of the winter heating season discussed above.  Included within the propane segment are revenues from other propane activities of $75.3 million for fiscal 2015, which decreased $3.9 million compared to the prior year.

Revenues from the distribution of fuel oil and refined fuels of $127.5 million for fiscal 2015 decreased $67.2 million, or 34.5%, from $194.7 million for the prior year, primarily due to lower average selling prices and, to a lesser extent, lower volumes sold.  Average selling prices in our fuel oil and refined fuels segment decreased 23.2%, resulting in a $38.5 million decrease in revenues.  Fuel oil and refined fuels gallons sold in fiscal 2015 decreased 7.2 million gallons, or 14.7%, resulting in a decrease in revenues of $28.7 million.  The decrease in volumes sold was primarily due to the impact of the unfavorable weather trends discussed above.

Revenues in our natural gas and electricity segment decreased $20.2 million, or 23.2%, to $66.9 million in fiscal 2015 compared to $87.1 million in the prior year as a result of lower average selling prices for natural gas and electricity as a result of lower average wholesale costs and, to a lesser extent, lower natural gas and electricity usage.

Cost of Products Sold

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Decrease	Decrease
Cost of products sold
Propane	$443,538	$844,855	$(401,317)	(47.5)%
Fuel oil and refined fuels	92,628	155,773	(63,145)	(40.5)%
Natural gas and electricity	42,313	64,448	(22,135)	(34.3)%
All other	14,901	15,674	(773)	(4.9)%
Total cost of products sold	$593,380	$1,080,750	$(487,370)	(45.1)%
As a percent of total revenues	41.9%	55.8%

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

From a commodity perspective, propane prices declined rather sharply during the first quarter of fiscal 2015 and continued to trend downward for the remainder of the fiscal year, primarily due to sustained record or near-record high U.S. propane inventories. The movement in commodity prices in fiscal 2015 was in stark contrast to the prior year, when prices were rising rapidly due to industry-wide supply and logistics challenges, particularly during the peak of the fiscal 2014 heating season.  Overall, average posted prices for propane (basis Mont Belvieu, Texas) and fuel oil prices for fiscal 2015 were 52.7% and 35.5% lower than the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) gains of $1.9 million and $0.3 million reported in cost of products sold in fiscal 2015 and 2014, respectively, resulting in a decrease of $1.6 million in cost of products sold in fiscal 2015 compared to the prior year, $1.3 million of which was reported in the propane segment and $0.3 million was reported in the fuel oil and refined fuels segment.

Cost of products sold associated with the distribution of propane and related activities of $443.5 million for fiscal 2015 decreased $401.3 million, or 47.5%, compared to the prior year primarily due to lower wholesale costs and, to a lesser extent, lower volumes sold.  Lower average propane costs and lower propane volumes sold during fiscal 2015 resulted in a decrease of $310.3 million and $78.2 million, respectively.  Cost of products sold from other propane activities decreased $11.5 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $92.6 million for fiscal 2015 decreased $63.1 million, or 40.5%, compared to the prior year.  Lower fuel oil and refined fuels wholesale costs and lower volumes sold, resulted in decreases of $39.8 million and $23.0 million, respectively, in costs of products sold during fiscal 2015 compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $42.3 million for fiscal 2015 decreased $22.1 million, or 34.3%, compared to the prior year, primarily due to lower natural gas and electricity wholesale costs and, to a lesser extent, lower usage.

Total cost of products sold as a percent of total revenues decreased 13.9 percentage points to 41.9% in fiscal 2015 from 55.8% in the prior year, primarily due to the decline in wholesale costs outpacing the decline in average selling prices in all segments during fiscal 2015.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Decrease	Decrease
Operating expenses	$444,251	$466,389	$(22,138)	(4.7)%
As a percent of total revenues	31.4%	24.1%

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

Operating expenses of $444.3 million for fiscal 2015 decreased $22.1 million, or 4.7%, compared to $466.4 million in the prior year, primarily due to operating efficiencies and synergies realized as a result of the integration of Inergy Propane; including lower payroll and benefit-related expenses attributable to reduced headcount, lower vehicles expenses attributable to reduced vehicle count and lower fuel costs to operate our fleet, and lower bad debt and insurance expenses. Operating expenses for fiscal 2015 included expenses of $9.7 million associated with the integration of the Inergy Propane operations, an $11.3 million charge related to our voluntary partial withdrawal from a multi-employer pension plan, and a pension settlement charge of $2.0 million. Operating expenses for fiscal 2014 included integration-related expenses of $8.1 million.  These items were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Increase	Increase
General and administrative expenses	$68,296	$64,593	$3,703	5.7%
As a percent of total revenues	4.8%	3.3%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $68.3 million for fiscal 2015 increased $3.7 million from $64.6 million in the prior year, primarily due to higher payroll expenses, including variable compensation, and higher professional service fees associated with uninsured legal matters. General and administrative expenses for fiscal 2015 and 2014 included $1.9 million and $4.2 million, respectively, of professional services and other expenses associated with the integration of the Inergy Propane operations.  These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Decrease	Decrease
Depreciation and amortization	$133,294	$136,399	$(3,105)	(2.3)%
As a percent of total revenues	9.4%	7.0%

Depreciation and amortization expense of $133.3 million in fiscal 2015 decreased $3.1 million from $136.4 million in the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service from integration activities.

Loss on Debt Extinguishment

On February 25, 2015, we repurchased and satisfied and discharged all of our previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, during the second quarter of fiscal 2015 we recognized a loss on the extinguishment of debt of $15.1 million, consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

On May 27, 2014, we repurchased and satisfied and discharged all of our previously outstanding 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes and cash on hand, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million in the third quarter of fiscal 2014, consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Decrease	Decrease
Interest expense, net	$77,634	$83,261	$(5,627)	(6.8)%
As a percent of total revenues	5.5%	4.3%

Net interest expense of $77.6 million for fiscal 2015 decreased $5.6 million from $83.3 million in the prior year, primarily due to the refinancing of $496.6 million of 7.5% Senior Notes due 2018 with $525.0 million of 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014, and the refinancing of $250.0 million of 7.375% Senior Notes due 2020 with $250.0 million of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015.  See Liquidity and Capital Resources below for additional discussion.

Net Income and Adjusted EBITDA

Net income for fiscal 2015 amounted to $84.4 million, or $1.39 per Common Unit, compared to $94.5 million, or $1.56 per Common Unit, in fiscal 2014. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2015 amounted to $296.0 million, compared to $314.9 million for fiscal 2014.

Net income and EBITDA for fiscal 2015 included: (i) a loss on debt extinguishment of $15.1 million; (ii) $11.5 million in expenses related to the integration of Inergy Propane; (iii) an $11.3 million charge related to our voluntary partial withdrawal from a multi-employer pension plan; and (iv) a pension settlement charge of $2.0 million.  Net income and EBITDA for fiscal 2014 included: (i) a loss on debt extinguishment of $11.6 million; and (ii) $12.3 million in expenses related to the integration of Inergy Propane. Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $334.0 million for fiscal 2015, compared to Adjusted EBITDA of $338.5 million in fiscal 2014.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 26,	September 27,
	2015	2014
Net income	$84,352	$94,509
Add:
Provision for income taxes	700	767
Interest expense, net	77,634	83,261
Depreciation and amortization	133,294	136,399
EBITDA	295,980	314,936
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(1,855)	(306)
Integration-related costs	11,542	12,283
Loss on debt extinguishment	15,072	11,589
Multi-employer pension plan withdrawal charge	11,300	—
Pension settlement charge	2,000	—
Adjusted EBITDA	$334,039	$338,502

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

(Dollars and gallons in thousands)
				Percent
	Fiscal	Fiscal	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues
Propane	$1,606,840	$1,357,102	$249,738	18.4%
Fuel oil and refined fuels	194,684	208,957	(14,273)	(6.8)%
Natural gas and electricity	87,093	79,432	7,661	9.6%
All other	49,640	58,115	(8,475)	(14.6)%
Total revenues	$1,938,257	$1,703,606	$234,651	13.8%
Retail gallons sold
Propane	530,743	534,621	(3,878)	(0.7)%
Fuel oil and refined fuels	49,071	53,710	(4,639)	(8.6)%

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

Cost of Products Sold

(Dollars in thousands)
				Percent
	Fiscal	Fiscal	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Cost of products sold
Propane	$844,855	$612,240	$232,615	38.0%
Fuel oil and refined fuels	155,773	172,022	(16,249)	(9.4)%
Natural gas and electricity	64,448	55,995	8,453	15.1%
All other	15,674	21,648	(5,974)	(27.6)%
Total cost of products sold	$1,080,750	$861,905	$218,845	25.4%
As a percent of total revenues	55.8%	50.6%

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

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2014	2013	Decrease	Decrease
Operating expenses	$466,389	$469,496	$(3,107)	(0.7)%
As a percent of total revenues	24.1%	27.6%

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

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2014	2013	Decrease	Decrease
General and administrative expenses	$64,593	$64,845	$(252)	(0.4)%
As a percent of total revenues	3.3%	3.8%

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

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2014	2013	Increase	Increase
Depreciation and amortization	$136,399	$130,384	$6,015	4.6%
As a percent of total revenues	7.0%	7.7%

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

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2014	2013	Decrease	Decrease
Interest expense, net	$83,261	$95,427	$(12,166)	(12.7)%
As a percent of total revenues	4.3%	5.6%

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 27,	September 28,
	2014	2013
Net income	$94,509	$78,798
Add:
Provision for income taxes	767	607
Interest expense, net	83,261	95,427
Depreciation and amortization	136,399	130,384
EBITDA	314,936	305,216
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(306)	4,318
Integration-related costs	12,283	10,575
Loss on debt extinguishment	11,589	2,144
Multi-employer pension plan withdrawal charge	—	7,000
Adjusted EBITDA	$338,502	$329,253

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2015 amounted to $324.2 million, an increase of $98.7 million compared to the prior year.  The increase was primarily attributable to a substantial decrease in working capital requirements as a result of the decline in wholesale costs on our inventory (average posted prices for propane and fuel oil for fiscal 2015 were 52.7% and 35.5% lower than the prior year, respectively), accounts receivable and accounts payable.

Investing Activities. Net cash used in investing activities of $36.0 million for fiscal 2015 consisted of capital expenditures of $41.2 million (including $19.4 million for maintenance expenditures and $21.8 million to support the growth of operations) and $6.5 million for the acquisition of a business, partially offset by $11.7 million in net proceeds from the sale of property, plant and equipment.  Net cash used in investing activities of $16.5 million for fiscal 2014 consisted of capital expenditures of $30.1 million (including $18.2 million for maintenance expenditures and $11.9 million to support the growth of operations), partially offset by the net proceeds of $13.5 million from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for fiscal 2015 of $228.5 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015, and at a rate of $0.8875 per Common Unit paid in respect of the second and third quarters of fiscal 2015.  In addition, cash used in financing activities included proceeds of $250.0 million from the issuance of the 2025 Senior Notes in February 2015 which were used, along with cash on hand, to repurchase and satisfy and discharge all of the previously outstanding 2020 Senior Notes, as well as to pay tender premiums and other related fees of $11.1 million and debt issuance costs of $4.6 million, pursuant to a tender offer and redemption.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 26, 2015, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $19.9 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

2020 Senior Notes

On March 23, 2010, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”).  The 2020 Senior Notes were issued at 99.136% of the principal amount and required semi-annual interest payments in March and September.

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

2024 Senior Notes

As previously discussed, on May 27, 2014, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”).  The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2018 Senior Notes.

The 2024 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after June 1, 2019, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2019	102.750%
2020	101.833%
2021	100.917%
2022 and thereafter	100.000%

2025 Senior Notes

As previously discussed, on February 25, 2015, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2020 Senior Notes.

The 2025 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after March 1, 2020, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%

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

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of September 26, 2015 and September 27, 2014.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

The amendment on August 1, 2012 amended, among other things, certain restrictive and affirmative covenants applicable to our Operating Partnership and to us, as well as certain financial covenants, including (a) requiring our consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 4.75 to 1.0 as of the end of any fiscal quarter (or 5.0 to 1.0 during an acquisition period as defined in the amendment).  The amendment on May 9, 2014 made certain technical amendments with respect to agreements relating to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon our ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Facility.  As of September 26, 2015, the interest rate for the Revolving Credit Facility was approximately 2.5%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of September 26, 2015, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.2 million which expire periodically through April 3, 2016.  Therefore, as of September 26, 2015, after giving effect to $100.0 million in outstanding borrowings, we had available borrowing capacity of $253.8 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 26, 2015.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements.  During fiscal 2015, we recognized charges of $2.9 million to write-off unamortized debt origination costs associated with the tender offer and redemption of our 2020 Senior Notes.  During fiscal 2014, we recognized charges of $5.3 million to write-off unamortized debt origination costs associated with the tender offer and redemption of our 2018 Senior Notes.  Other assets at September 26, 2015 and September 27, 2014 include debt origination costs with a net carrying amount of $18.5 million and $21.0 million, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 26, 2015 are as follows: fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,121.2 million.

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

On October 22, 2015, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8875 per Common Unit for the three months ended September 26, 2015. This quarterly distribution rate equates to an annualized rate of $3.55 per Common Unit. The distribution was paid on November 10, 2015 to Common Unitholders of record as of November 3, 2015.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  There were no minimum funding requirements for the defined benefit pension plan during fiscal 2015, 2014 or 2013.  As of September 26, 2015 and September 27, 2014 the plan’s projected benefit obligation exceeded the fair value of plan assets by $42.6 million and $32.1 million, respectively.  As a result, the net liability recognized in the consolidated financial statements for the defined benefit pension plan increased by $10.5 million during fiscal 2015, which was primarily attributable to an increase in the benefit obligation as a result of the change in mortality assumptions (new mortality tables and new mortality improvement scale were issued by the Society of Actuaries in October 2014), coupled with a return on plan assets that lagged the interest cost of the benefit obligation.  During fiscal 2016, the Partnership expects to contribute approximately $0.7 million to the defined benefit pension plan in the form of a minimum funding requirement.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of six members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  However, as we experienced in recent fiscal years, significant declines in interest rates relevant to our benefit obligations, and/or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan.  For purposes of measuring the projected benefit obligation as of September 26, 2015 and September 27, 2014, we used a discount rate of 3.875%, reflecting current market rates for debt obligations of a similar duration to our pension obligations.

During fiscal 2015, lump sum settlement payments of $5.8 million exceeded the interest and service cost components of the net periodic pension cost.  As a result, we recorded a non-cash settlement charge of $2.0 million during the fourth quarter of fiscal 2015 in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.   During fiscal 2014 and fiscal 2013, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in either of those fiscal years.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 26, 2015:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2021 and
	2016	2017	2018	2019	2020	thereafter
Long-term debt obligations	$—	$100,000	$—	$—	$—	$1,121,180
Interest payments	73,930	71,427	68,781	68,781	68,781	205,718
Operating lease obligations (a)	22,422	16,894	13,404	10,038	7,857	7,876
Self-insurance obligations (b)	12,235	10,740	8,904	5,407	3,445	15,455
Other contractual obligations (c)	5,006	4,571	3,606	1,759	1,199	14,861
Total	$113,593	$203,632	$94,695	$85,985	$81,282	$1,365,090

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.4 million, $3.1 million, $2.6 million, $1.4 million, $0.9 million and $4.5 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $46.2 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 3, 2016.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 42% of our vehicle fleet, approximately 27% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $32.7 million, $31.8 million and $33.0 million for fiscal 2015, 2014 and 2013, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 26, 2015 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2022, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $14.4 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 26, 2015 and September 27, 2014.

Recently Issued Accounting Pronouncements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be our first quarter of fiscal year 2017.  In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.  Other than the reclassification of existing debt issuance costs on the balance sheet, the adoption of ASU 2015-03 will have no impact on our operations or cash flows.

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be our first quarter of fiscal year 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  While we are still in the process of evaluating the potential impact of ASU 2014-09, we do not expect the adoption of ASU 2014-09 will have a material impact on our results of operations, financial position or cash flows.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage ratio (the ratio of consolidated total debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  We manage our interest rate risk by entering into interest rate swap agreements.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 26, 2015, the fair value of the interest rate swaps was a net liability of $1.3 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated other comprehensive income.

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

A.	The fair value of open positions as of September 26, 2015.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 26, 2015 indicates an increase in potential future net losses of $1.4 million.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2015
Revenues	$422,944	$599,389	$220,302	$174,344	$1,416,979
Costs of products sold	187,921	253,667	94,198	57,594	593,380
Operating income (loss)	75,968	171,591	(21,834)	(47,967)	177,758
Loss on debt extinguishment (a)	—	15,072	—	—	15,072
Net income (loss)	55,807	136,634	(40,952)	(67,137)	84,352
Net income (loss) per common unit - basic (b)	$0.92	$2.26	$(0.67)	$(1.11)	$1.39
Net income (loss) per common unit - diluted (b)	$0.92	$2.24	$(0.67)	$(1.11)	$1.38

Cash provided by (used in):
Operating activities	33,605	126,332	99,205	65,067	324,209
Investing activities	(11,453)	(10,083)	(8,419)	(6,017)	(35,972)
Financing activities	(52,777)	(68,197)	(53,843)	(53,721)	(228,538)
EBITDA (c)	$108,597	$189,748	$10,896	$(13,261)	$295,980
Adjusted EBITDA (c)	$101,005	$214,316	$12,067	$6,651	$334,039
Retail gallons sold
Propane	134,534	199,690	77,633	68,515	480,372
Fuel oil and refined fuels	11,261	19,898	6,181	4,538	41,878

Fiscal 2014
Revenues	$526,056	$873,772	$297,143	$241,286	$1,938,257
Costs of products sold	280,526	517,198	161,482	121,544	1,080,750
Operating income (loss)	80,055	171,044	(26,575)	(34,398)	190,126
Loss on debt extinguishment (a)	—	—	11,589	—	11,589
Net income (loss)	58,671	149,547	(58,989)	(54,720)	94,509
Net income (loss) per common unit - basic (b)	$0.97	$2.47	$(0.98)	$(0.90)	$1.56
Net income (loss) per common unit - diluted (b)	$0.97	$2.46	$(0.98)	$(0.90)	$1.56

Cash provided by (used in):
Operating activities	4,161	16,226	124,583	80,581	225,551
Investing activities	(3,424)	(4,947)	(3,731)	(4,430)	(16,532)
Financing activities	(52,702)	2,232	(120,313)	(52,829)	(223,612)
EBITDA (c)	$114,882	$204,326	$(5,172)	$900	$314,936
Adjusted EBITDA (c)	$117,708	$206,269	$10,023	$4,502	$338,502
Retail gallons sold
Propane	157,858	213,689	83,156	76,040	530,743
Fuel oil and refined fuels	13,997	22,617	6,981	5,476	49,071

(a)

During the second quarter of fiscal 2015, we repurchased and satisfied and discharged all of our 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively. During the third quarter of fiscal 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior

Notes and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2015
Net income (loss)	$55,807	$136,634	$(40,952)	$(67,137)	$84,352
Add:
Provision for income taxes	162	174	185	179	700
Interest expense, net	19,999	19,711	18,933	18,991	77,634
Depreciation and amortization	32,629	33,229	32,730	34,706	133,294
EBITDA	108,597	189,748	10,896	(13,261)	295,980
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(9,505)	7,433	37	180	(1,855)
Integration related costs	1,913	2,063	1,134	6,432	11,542
Loss on debt extinguishment	—	15,072	—	—	15,072
Multi-employer pension plan withdrawal charge	—	—	—	11,300	11,300
Pension settlement charge	—	—	—	2,000	2,000
Adjusted EBITDA	$101,005	$214,316	$12,067	$6,651	$334,039

Fiscal 2014
Net income (loss)	$58,671	$149,547	$(58,989)	$(54,720)	$94,509
Add:
Provision for income taxes	177	271	163	156	767
Interest expense, net	21,207	21,226	20,662	20,166	83,261
Depreciation and amortization	34,827	33,282	32,992	35,298	136,399
EBITDA	114,882	204,326	(5,172)	900	314,936
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	290	(291)	(707)	402	(306)
Integration related costs	2,536	2,234	4,313	3,200	12,283
Loss on debt extinguishment	—	—	11,589	—	11,589
Adjusted EBITDA	$117,708	$206,269	$10,023	$4,502	$338,502

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 26, 2015.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 26, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 26, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 26, 2015. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 26, 2015, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 25, 2015 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers.  No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us.  Under the current Partnership Agreement, members of our Board of Supervisors are elected by the Unitholders for three-year terms.  All of our current Supervisors, namely Messrs. Harold R. Logan Jr., Lawrence C. Caldwell, Matthew J. Chanin, John D. Collins, Michael A. Stivala, John Hoyt Stookey and Ms. Jane Swift were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 13, 2015. There is currently one vacancy on the Board.

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

The Board of Supervisors has determined that all three members of the Audit Committee, John D. Collins, Lawrence C. Caldwell and Jane Swift, are independent and (with the exception of Ms. Swift) audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report.

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

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 25, 2015.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	46	President and Chief Executive Officer; Member of the Board of Supervisors
Mark Wienberg	53	Chief Development Officer
Michael A. Kuglin	45	Chief Financial Officer & Chief Accounting Officer
Paul Abel	62	Senior Vice President, General Counsel and Secretary
Steven C. Boyd	51	Senior Vice President – Operations
Douglas T. Brinkworth	54	Senior Vice President – Product Supply, Purchasing & Logistics
Michael M. Keating	62	Senior Vice President
Neil E. Scanlon	50	Senior Vice President – Information Services
A. Davin D’Ambrosio	51	Vice President and Treasurer
Keith P. Onderdonk	51	Vice President – Operational Support
Sandra N. Zwickel	49	Vice President – Human Resources
Daniel S. Bloomstein	42	Controller
Harold R. Logan, Jr.	71	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	85	Member of the Board of Supervisors
John D. Collins	77	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	50	Member of the Board of Supervisors
Lawrence C. Caldwell	69	Member of the Board of Supervisors
Matthew J. Chanin	61	Member of the Board of Supervisors (Chairman of the Compensation Committee)

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

Mr. Stivala’s qualifications to sit on our Board include his fourteen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost 7 years, which day to day leadership roles have provided him with intimate knowledge of our operations.

Mr. Wienberg has served as our Chief Development Officer since September 2015 and before that was our Chief Operating Officer since April 2014. Prior to that he served as our Vice President – Operational Support and Analysis (formerly Vice President – Operational Planning) from October 2007 to April 2014, as our Managing Director, Financial Planning and Analysis from October 2003 to October 2007 and as Director, Financial Planning and Analysis from July 2001 to October 2003.  Prior to joining the Partnership, Mr. Wienberg was Assistant Vice President – Finance of International Home Foods Corp., a consumer products manufacturer.

Mr. Kuglin has served as our Chief Financial Officer & Chief Accounting Officer since September 2014 and was our Vice President – Finance and Chief Accounting Officer from April 2014 through September 2014.  Prior to that he served as our Vice President and Chief Accounting Officer since November 2011, our Controller and Chief Accounting Officer since November 2009 and our Controller since October 2007.  For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider.  Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently as Manager in the Assurance practice.  Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Abel has served as our General Counsel and Secretary since June 2006, was additionally made a Vice President in October 2007 and a Senior Vice President in April 2014.  Prior to joining the Partnership, Mr. Abel served as senior in-house legal counsel (including as a General Counsel) for several technology companies.

Mr. Boyd has served as our Senior Vice President – Operations since September 2015 and before that was our Senior Vice President – Field Operations since April 2014. Previously he was our Vice President – Field Operations (formerly Vice President – Operations) since October 2008, our Southeast and Western Area Vice President since March 2007, Managing Director – Area Operations since November 2003 and Regional Manager – Northern California since May 1997.  Mr. Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

Mr. Brinkworth has served as our Senior Vice President – Product Supply, Purchasing & Logistics since April 2014 and was previously our Vice President – Product Supply (formerly Vice President – Supply) since May 2005. Mr. Brinkworth joined the Partnership in April 1997 after a nine year career with Goldman Sachs and, since joining the Partnership, has served in various positions in the product supply area.

Mr. Keating has served as our Senior Vice President since October 2014 and before that was our Senior Vice President – Administration since July 2009.  From July 1996 to that date he was our Vice President – Human Resources and Administration.  He previously held senior human resource positions at Hanson Industries (the United States management division of Hanson plc, a global diversified industrial conglomerate) and Quantum Chemical Corporation (“Quantum”), a predecessor of the Partnership.

Mr. Scanlon became our Senior Vice President – Information Services in April 2014, after serving as our Vice President – Information Services since November 2008.  Prior to that he served as our Assistant Vice President – Information Services since November 2007, Managing Director – Information Services from November 2002 to November 2007 and Director – Information Services from April 1997 until November 2002.  Prior to joining the Partnership, Mr. Scanlon spent several years with JP Morgan & Co., most recently as Vice President – Corporate Systems and earlier held several positions with Andersen Consulting, an international systems consulting firm, most recently as Manager.

Mr. D’Ambrosio has served as our Treasurer since November 2002 and was additionally made a Vice President in October 2007.  He served as our Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000.  Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Onderdonk has served as our Vice President – Operational Support since November 2015 and before that was our Assistant Vice President – Financial Planning and Analysis since November 2013.  Prior to that, he served as our Managing Director, Financial Planning and Analysis from November 2010 to November 2013.  Mr. Onderdonk joined the Partnership in September 2001 after fourteen years in the consumer products industry.

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

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007.  Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director, of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry.  From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products.  From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc.  From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil.  Mr. Logan is also a Director of InfraREIT, Inc., Cimarex Energy Co., Graphic Packaging Holding Company and Hart Energy Publishing LLP.

Over the past forty years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance.  Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies.  Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as our Chairman. Since 1996, Mr. Logan has been a director of ten public companies and has served on audit, compensation and governance committees.

Mr. Stookey has served as a Supervisor since March 1996.  He was Chairman of the Board of Supervisors from March 1996 through January 2007.  From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum.  He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995, at which time he retired.  Since then, Mr. Stookey has served as a trustee of a number of non-profit organizations, including founding and serving as non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to training inner city individuals to become computer and software technicians), The Berkshire Choral Festival and Landmark Volunteers and also currently serves on the Board of Directors of The Clark Foundation and The Robert Sterling Clark Foundation and as a Life Trustee of the Boston Symphony Orchestra.

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

Ms. Swift has served as a Supervisor since April 2007. She is currently the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, Ms. Swift served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, she founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry.  She has previously served on the boards of K12, Inc., Animated Speech Company and The Young Writers Project, and currently serves on the board of Sally Ride Science Inc. and several not-for-profit boards, including the National Alliance for Public Charter Schools.  Ms. Swift is also a Trustee for Champlain College.  Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

Ms. Swift’s qualifications to sit on our Board include her strong skills in public policy and government relations and her extensive knowledge of regulatory matters arising from her fifteen years in state government.

Mr. Caldwell has served as a Supervisor since November 2012. He was a Co-Founder of New Canaan Investments, Inc. (“NCI”), a private equity investment firm, where he was one of three senior officers of the firm from 1988 to 2005. NCI was an active “fix and build” investor in packaging, chemicals, and automotive components companies. Mr. Caldwell held a number of board directorships and senior management positions in these companies until he retired in 2005. The largest of these companies was Kerr Group, Inc., a plastic closure and bottle company where Mr. Caldwell served as Director for eight years and Chief Financial Officer for six years. From 1985 to 1988, Mr. Caldwell was head of acquisitions for Moore McCormack Resources, Inc., an oil and gas exploration, shipping, and construction materials company. Mr. Caldwell is currently a director of Magnuson Products, LLC, a private company which manufactures specialty engine components for automotive original equipment manufacturers and aftermarket. Mr. Caldwell also currently serves on the Board of Trustees and as Chairman of the Investment and Finance Committee of Historic Deerfield, and on the Board of Directors and as Chairman of both the Finance and Strategic Planning Committees of the Leventhal Map Center; both of which non-profit institutions focus on enriching educational programs for K-12 children locally and nationwide.

Mr. Caldwell's qualifications to sit on our Board include over forty years of successful investing in and managing of a broad range of public and private businesses in a number of different industries. This experience has encompassed both turnaround situations, and the building of companies through internal growth and acquisitions.

Mr. Chanin has served as a Supervisor since November 2012. He was Senior Managing Director of Prudential Investment Management, a subsidiary of Prudential Financial, Inc., from 1996 until his retirement in January 2012.  He headed the firm’s private fixed income business, chaired an internal committee responsible for strategic investing and was a principal in Prudential Capital Partners, the firm’s mezzanine investment business.  He currently serves as a Director of two private companies that are in Prudential Capital Partners funds’ portfolios, and provides consulting services to Prudential and one other client.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC.  Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file.  Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2015.

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

Compensation Committee Charter

Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries serve on the Compensation Committee.  The Board of Supervisors has determined that all three members of the Compensation Committee, Matthew J. Chanin, Harold R. Logan, Jr. and John Hoyt Stookey, are independent.

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

During fiscal 2015, the Compensation Committee independently retained Towers Watson & Co. (“Towers Watson”), a human resources consulting firm, to assist the Compensation Committee in developing competitive compensation packages for the Partnership’s executive officers. See Item 11 below.

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development and identifies individuals qualified to become Board members, recommends to the Board the persons to be nominated for election as Supervisors at any Tri-Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board, develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines and Principles when appropriate, and oversees the annual evaluation of the Board.  The Committee’s members are Harold R. Logan, Jr. (its Chairman), Lawrence C. Caldwell, Matthew J. Chanin, John D. Collins, John Hoyt Stookey and Jane Swift, all of whom are independent in accordance with our Corporate Governance Guidelines and Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter.  A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2014, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Position
Name	Through September 26, 2015	From September 27, 2015
Michael A. Stivala	President and Chief Executive Officer	No change
Michael A. Kuglin	Chief Financial and Chief Accounting Officer	No change
Michael M. Keating	Senior Vice President	No change
Mark Wienberg	Chief Operating Officer	Chief Development Officer
Steven C. Boyd	Senior Vice President – Field Operations	Senior Vice President – Operations

Key Topics Covered in our CD&A

The following table summarizes the main areas of focus in the CD&A:

Compensation Governance
Participants in the Compensation Process
The Annual Compensation Decision Making Process
Risk Mitigation Policies
Executive Compensation Philosophy
Overview
Pay Mix
Components of Compensation
Base Salary
Annual Cash Bonus
Long-Term Incentive Plan
Restricted Unit Plan
Benefits and Perquisites

Compensation Governance

Participants in the Compensation Process

Role of the Compensation Committee

The Compensation Committee of our Board of Supervisors (the “Committee”) is responsible for overseeing our executive compensation program.  In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy.  The Committee reviews and approves the compensation packages of our managing directors, assistant vice presidents, vice presidents, senior vice presidents, and our named executive officers. The Committee establishes and enforces our general compensation philosophy in consultation with our President and Chief Executive Officer.

Among other duties, the Committee has overall responsibility for:

•	Reviewing and approving the compensation of our President and Chief Executive Officer, our Chief Financial Officer, and our other executive officers;
•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our President and Chief Executive Officer and our other executive officers;
•	Evaluating and approving our annual cash bonus plan, Long-Term Incentive Plan, and grants under our Restricted Unit Plan, as well as all other executive compensation policies and programs;

•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and
•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation.

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments for the executive officers, other than himself, to the Committee based on market conditions, the Partnership’s performance, and individual performance.  When recommending individual pay adjustments for the executive officers, Mr. Stivala, our President and Chief Executive Officer, presents the Committee with information comparing each executive officer’s current compensation to the mean compensation figures for comparable positions included in benchmarking data utilized by the Committee.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executives’ current salaries to the data provided in the Mercer benchmarking database.  The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmark data supplied by Mercer, the Committee engaged the services of Towers Watson & Co. (“Towers Watson”), a human resources consulting firm, during fiscal 2013 to review our Long-Term Incentive and our Restricted Unit Plans, and in fiscal 2014 for assistance in developing competitive compensation packages for those executive officers identified by the Committee as our senior level executive officers (including all of our named executive officers).  The fiscal 2013 review resulted in a revision of our cash bonus plan, a revision of our Long-term Incentive Plan, and an alteration of the vesting schedule of our Restricted Unit Plan.  The recommendations that Towers Watson put forth to the Committee in 2014 were considered in the development of the respective compensation packages for each of our named executive officers.  In summary, these recommendations supported the Committee’s long-established approach to executive compensation.  As previously noted, during fiscal 2015, the Committee again retained Towers Watson to assist it in developing competitive compensation packages for the Partnership’s executive officers.

Our Unitholders:  Say-on-Pay

At their 2015 Tri-Annual Meeting, our Unitholders overwhelmingly approved the advisory “Say-on-Pay” resolution required by Section 14A of the Exchange Act.  As a result, the Committee has determined that no major revisions of its executive compensation practices are required. However, the Committee has, and will continue to, periodically evaluate its compensation practices for possible improvement.  The following represents the 2015 Say-on-Pay voting results:

For	Against	Abstain	Broker Non-Votes
28,802,659	1,712,622	613,603	22,303,948

The Annual Compensation Decision Making Process

Fiscal 2015 Committee Meetings

The Committee has two regularly-scheduled meetings during the year:  one in November and one in July, and may meet at other times during the year as warranted.

The November 11, 2014 Compensation Committee Meeting

Because Messrs. Stivala, Kuglin, Wienberg and Boyd were promoted and received corresponding compensation package adjustments during the latter half of fiscal 2014, the Committee did not review or adjust the fiscal 2015 compensation packages provided to these named executive officers.  Since Mr. Keating was not among that group of newly-promoted executives, the Committee reviewed Mr. Keating’s compensation package in accordance with its established practices (to which it adheres when reviewing and adjusting the compensation packages of all of the Partnership’s executives) described below.

As in past fiscal years, the Committee was provided with a comprehensive analysis of Mr. Keating’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine his executive compensation package for fiscal 2015.  The Committee considered a number of factors in establishing Mr. Keating’s fiscal 2015 executive compensation package, including, but not limited to, his experience, his scope of responsibility and his individual performance.

The benchmarking data provided to the Committee for fiscal 2015 was derived from the Mercer database containing information obtained from surveys of over 3,080 organizations and approximately 1,304 positions which may or may not include similarly-sized national propane marketers for the reasons stated below.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of sizes similar to the size of the Partnership.

In making its decision regarding Mr. Keating’s fiscal 2015 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to him during the previously completed fiscal year.  “Total cash compensation opportunity” consists of base salary and an annual cash bonus.  The Committee then compared Mr. Keating’s total cash compensation opportunities to the total mean cash compensation opportunity for the parallel position in the Mercer database.  After conducting its review of Mr. Keating’s compensation package, the only adjustment made by the Committee on his behalf was an award of restricted units under the Partnership’s Restricted Unit Plan.

The July 21, 2015 Compensation Committee Meeting

As a result of the completion of the integration of the former Inergy Propane locations into our infrastructure, the Committee decided to make several senior management changes in order to enable us to focus on our next phase of internal and external strategic growth.  Effective September 27, 2015, Mr. Wienberg moved from his former role as Chief Operating Officer to the newly created position of Chief Development Officer.  In this new role, Mr. Wienberg will devote all of his business time and energy to seeking external growth opportunities for the Partnership with the goals of enabling us to expand into other businesses that can complement or supplement our core propane operations, as well as acquisitions in the propane industry.

Effective September 27, 2015, the Committee also moved Mr. Boyd from his former role as Senior Vice President – Field Operations to Senior Vice President – Operations.  In this new role, Mr. Boyd will develop strategies intended to continue to maximize our operational efficiencies, with the goal of driving market share growth within our areas of operation through exceptional customer service.  In addition, Mr. Boyd is now responsible for several operational support functions.

Our Approach to Setting Compensation Packages

In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors relating to each executive, including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance.  The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year.  As a result, different weights may be given to different components of compensation among each of our named executive officers.

The Committee is provided with benchmarking data for comparison.  This benchmarking data is just one of a number of factors that is considered by the Committee, but is not necessarily the most persuasive factor.  The Committee compares total cash compensation opportunities, comprising base salary and annual cash bonuses, as well as total direct compensation (which includes opportunities under our Long-Term Incentive Plan and Restricted Unit Plan awards) to the total mean cash compensation opportunity for the parallel position in the Mercer benchmark database.

Compensation Peer Group

The Committee bases its benchmarking on a broad base of companies of similar size to the Partnership, and does not rely solely on a peer group of other propane marketers.  The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market.  Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in vastly different economic environments.  This benchmarking approach has been in place for a number of years.

Risk Mitigation Policies

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy which establishes guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain.  Effective November 11, 2015, the Committee approved an amendment to the Equity Holding Policy to increase the equity holding requirement for members of our Board of Supervisors from two times their annual fees to three times their annual fees.

The Partnership’s equity holding requirements for the specified positions are currently as follows:

Position	Amount
Member of the Board of Supervisors	3 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Operating Officer	3 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Development Officer	3 x Base Salary
Executive Vice President	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2015 measurement date, all of our executive officers, including our named executive officers, as well as all of the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

Incentive Compensation Recoupment Policy

Upon recommendation by the Committee, the Board of Supervisors has adopted an Incentive Compensation Recoupment Policy which permits the Committee to seek the reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments/awards pursuant to the annual cash bonus plan, the Long-Term Incentive Plan and the Restricted Unit Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported.  Such reimbursement can be sought from executives even if they had no responsibility for the restatement.  In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units.

The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.

Executive Compensation Philosophy

Overview

Our executive compensation program is underpinned by two core objectives:

•	To attract and retain talented executives who have the skills and experience required to achieve our goals; and
•	To align the short- and long-term interests of our executive officers with those of our Unitholders.

We accomplish these objectives by providing our executives with compensation packages that combine various components, specifically linked to either short-term or long-term performance measures.  Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achievement of this goal.

The principal components of the compensation we provide to our named executive officers are as follows:

Component	Purpose	Features
Base Salary	• To reward individual performance, experience and scope of responsibility • To reflect value in the market	• Reviewed and approved annually • Market benchmarked • Mean market salary data is considered in determining levels
Annual cash incentive	• Drive and reward the delivery of financial and operating performance during a particular fiscal year	• Paid in cash • Based solely on one-year EBITDA performance compared to budgeted EBITDA
Long-term incentives

• To ensure alignment of interests with the

  long-term goals of Unitholders

• To reward activities and practices that

  are conducive to sustainable, profitable

  growth and long-term value creation

• To attract and retain skilled individuals

• To provide an adequate compensation

  package in connection with an internal

  promotion

• To reward outstanding performance

• Annual awards of phantom units settled in cash • Measured over a three-year period based on the level of our average distributable cash flow over such three-year measurement period
Restricted units

• Same as Long-term incentives above, and:

• Retain the services of the recipient over

  the vesting period

• Further align the long-term interests of

  the recipient with the long-term interests

  of our Unitholders through

  encouragement of equity ownership

• To help make up for potential

  shortfalls in total cash compensation of

  our executive officers when compared

  to benchmarked total cash compensation

• No pre-determined frequency or amounts

  of awards

• Plan provides the Committee flexibility

  to respond to different facts and

  circumstances

• Awards normally vest in equal thirds on

  the first three anniversaries of the

  date of grant

• Awards are settled in Common Units

We align the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders by:

•	Providing our executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for a particular fiscal year;
•	Providing a long-term incentive plan that encourages our executive officers to implement activities and practices conducive to sustainable, profitable growth; and
•

Providing our executive officers with restricted units in order to encourage the retention of the participating executive officers, while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units.

Pay Mix

Under our compensation structure, each executive officer’s “total cash compensation opportunity” consists of a mix of base salary, cash bonus and cash-settled long-term incentives.  This “mix” varies depending on his or her position.  The base salary for each executive officer is the only fixed component of compensation.  All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers—the executive officers having the greatest ability to influence our performance—with the interests of our Unitholders, we consider it crucial to emphasize the performance-based elements of the total compensation opportunities that we provide to them.  Therefore, the total cash compensation opportunity for our senior executive officers, including our named executive officers, is at least 50% performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for minimum payments.

The following table summarizes each of these components as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2015:

	Base Salary	Cash Bonus Target	Long-Term Incentive
Michael A. Stivala	40%	40%	20%
Michael A. Kuglin	47%	35%	18%
Michael M. Keating	47%	35%	18%
Mark Wienberg	46%	36%	18%
Steven C. Boyd	46%	36%	18%

Components of Compensation

Base Salary

The fiscal 2015 base salaries of Messrs. Stivala, Kuglin, Wienberg, and Boyd were unchanged from those approved during fiscal 2014 in conjunction with the Committee’s approvals of their 2014 promotions.

The following base salaries were in effect during fiscal 2015 for our named executive officers:

	Fiscal 2015 Base Salary	Fiscal 2014 Year-End Base Salary
Michael A. Stivala	$425,000	$425,000
Michael A. Kuglin (a)	$275,000	$265,000
Michael M. Keating	$278,000	$278,000
Mark Wienberg	$325,000	$325,000
Steven C. Boyd	$315,000	$315,000

(a)	At its July 22, 2014 meeting, the Committee approved Mr. Kuglin’s promotion to Chief Financial Officer and a base salary increase of $10,000, effective September 28, 2014.

At its November 10, 2015 meeting, the Committee adjusted the base salaries of our named executive officers to the following:

Fiscal 2016 Base Salary
Michael A. Stivala	$500,000
Michael A. Kuglin	$310,000
Michael M. Keating	$300,000
Mark Wienberg	$335,000
Steven C. Boyd	$330,000

The base salaries paid to our named executive officers in fiscal 2015, fiscal 2014 and fiscal 2013 are reported in the column titled “Salary” in the Summary Compensation Table below.

Annual Cash Bonus Plan

The Committee uses the Annual Cash Bonus Plan (which falls within the Securities and Exchange Commission’s definition of a “Non-Equity Incentive Plan” for the purposes of the Summary Compensation Table and otherwise) to provide a cash incentive award to our executive officers for the attainment of EBITDA goals for the particular fiscal year, in accordance with targets that are set at the start of the year.

Performance Condition

The sole metric measures Actual Plan EBITDA relative to Budgeted EBITDA.

Definitions

Actual EBITDA: represents net income before deducting interest expense, income taxes, depreciation and amortization.

Actual Plan EBITDA: represents Actual EBITDA adjusted for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; acquisition-related costs; integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment.

Budgeted EBITDA: represents our target budgeted EBITDA developed using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a balance between a target that is reasonably achievable, yet not assured.

The performance targets for our annual cash bonus plan for fiscal years subsequent to fiscal 2014 were established by the Committee at its January 22, 2014 meeting, following a review of recommendations made by Towers Watson who had been engaged by the Committee for that purpose.  For fiscal 2015, our named executive officers had the opportunity to earn between 50% and 120% of their target cash bonuses and for fiscal years prior to fiscal 2015, our named executive officers had the opportunity to earn between 60% and 120% of their target cash bonuses, depending upon the achievement of our Actual Plan EBITDA compared to Budgeted EBITDA in accordance with the following tables:

	Fiscal 2015			Fiscal 2014 and 2013
	Actual EBITDA as a % of budgeted EBITDA	% of Target Cash Bonus Earned		Actual EBITDA as a % of budgeted EBITDA	% of Target Cash Bonus Earned
Maximum	120% and above	120%	Maximum	120% and above	120%
	119%	119%		119%	119%
	118%	118%		118%	118%
	117%	117%		117%	117%
	116%	116%		116%	116%
	115%	115%		115%	115%
	114%	114%		114%	114%
	113%	113%		113%	113%
	112%	112%		112%	112%
	111%	111%		111%	111%
	110%	110%		110%	110%
	109%	109%		109%	109%
	108%	108%		108%	108%
	107%	107%		107%	107%
	106%	106%		106%	106%
	105%	105%		105%	105%
	104%	104%		104%	104%
	103%	103%		103%	103%
	102%	102%		102%	102%
	101%	101%		101%	101%
Target	100%	100%	Target	100%	100%
	99%	98%		99%	98%
	98%	96%		98%	96%
	97%	94%		97%	94%
	96%	92%		96%	92%
	95%	90%		95%	90%
	94%	85%		94%	68%
	93%	82.5%		93%	66%
	92%	80%		92%	64%
	91%	77.5%		91%	62%
	90%	75%	Entry	90%	60%
	89%	70%		Below 90%	0%
	88%	65%
	87%	60%
	86%	55%
Entry	85%	50%
	Below 85%	0%

The Committee made this change to the performance targets of our annual cash bonus plan based upon Tower Watson’s findings and recommendations set forth in its detailed assessment of the plan.  The study indicated that the entry point utilized in our plan was higher than those in similar plans utilized by comparable companies.

Fiscal 2015 Annual Cash Bonus

For fiscal 2015, our Budgeted EBITDA was $350.0 million.  Our Actual Plan EBITDA was such that each of our executive officers earned 90% of his or her target cash bonus.  Over the past three fiscal years, our Actual Plan EBITDA was such that each of our named executive officers earned 90%, 68% and 60% of their respective target cash bonus for fiscal 2015, fiscal 2014 and fiscal 2013, respectively

The fiscal 2015 target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2015 are summarized as follows:

Name	Fiscal 2015 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2015 Target Cash Bonus	Fiscal 2015 Actual Cash Bonus Earned at 90%
Michael A. Stivala	100%	$425,000	$382,500
Michael A. Kuglin	75%	$206,250	$185,625
Michael M. Keating	75%	$208,500	$187,650
Mark Wienberg	80%	$260,000	$234,000
Steven C. Boyd	80%	$252,000	$226,800

The Use of Discretion

Although our annual cash bonus plan is generally administered in accordance with the provisions of the plan, the Committee may exercise its broad discretionary powers, expressly provided for in the plan, to decrease or increase the annual cash bonus paid to a particular executive officer, upon the recommendation of our President and Chief Executive Officer, or to the executive officers as a group, when the Committee determines that an adjustment is warranted.  During fiscal 2015, fiscal 2014 and fiscal 2013, no such discretionary adjustments were made to the annual cash bonuses earned by our named executive officers.

At its meeting of November 10, 2015, the Committee approved the following fiscal 2016 target cash bonuses:

Name	Fiscal 2016 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2016 Target Cash Bonus
Michael A. Stivala	100%	$500,000
Michael A. Kuglin	80%	$248,000
Michael M. Keating (a)	0%	$—
Mark Wienberg	80%	$268,000
Steven C. Boyd	80%	$264,000
(a)	Mr. Keating will retire on January 30, 2016; therefore, it was decided by the Committee that he will not be eligible for a fiscal 2016 bonus.

The bonuses earned by our named executive officers under the annual cash bonus plan for fiscal 2015, fiscal 2014 and fiscal 2013 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Long-Term Incentive Plan

To complement the Annual Cash Bonus Plan, which focuses on our short-term financial goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals.  In fiscal year 2013 the Committee replaced the 2013 LTIP with the 2014 LTIP.  Awards made for fiscal years 2014, 2015 and 2016 were made under the 2014 LTIP.

Performance Condition

Under the 2014 LTIP, performance is assessed based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”).  This ratio will be calculated (as shown below) by dividing our Average Distributable Cash Flow generated during an outstanding award’s three-year measurement period by a Baseline Cash Flow set on the initial grant date of the award.  The Committee adopted this measure for LTIP awards made subsequent to fiscal 2013 because the Partnership’s ability to support future cash distributions is essential to successfully attracting and retaining investors, making it an important performance metric over the long-term.

Average Distributable Cash Flow

(Average Actual Plan EBITDA less capital expenditures and other adjustments)

Baseline Cash Flow

(Total # of Common Units outstanding at beginning of the three-year measurement period times the then annualized distribution rate)

Definitions

Distributable Cash Flow: represents Actual Plan EBITDA for a particular fiscal year less capital expenditures, cash interest expense, and the provision for income taxes for the same fiscal year.

Actual Plan EBITDA: represents the same definition as Actual Plan EBTIDA under the Annual Cash Bonus Plan.  Actual EBITDA is adjusted for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; acquisition-related costs; integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment.

Average Distributable Cash Flow: represents average distributable cash flow for each of the three years in a particular award’s three-year measurement period, adjusted by the sum of the annual differences between the per-Common Unit annualized distribution rate at the beginning of the three-year measurement period and the actual per-Common Unit distributions paid during each of those three years.

Baseline Cash Flow: represents the total number of Common Units outstanding at the beginning of the three-year measurement period multiplied by the then per Common Unit annualized distribution rate.

The following table summarizes the performance targets and associated level of vesting that applies to awards made under the 2014 LTIP based on the achievement level of the Distribution Coverage Ratio:

Distribution Coverage Ratio	% of Award Earned
1.50 or higher (Maximum)	150%
1.20 (Target)	100%
1.00 (Entry)	50%
Less than 1.00	0%

Between entry and target performance, for every additional 0.01 increase in the Distribution Coverage Ratio, an additional 2.5% of the award is earned.  Between target and maximum performance, awards are earned according to the following schedule:

Distribution Coverage Ratio	% of Award Earned	Distribution Coverage Ratio	% of Award Earned
1.50 or higher	150.0%	1.34	123.4%
1.49	148.4%	1.33	121.7%
1.48	146.8%	1.32	120.0%
1.47	145.1%	1.31	118.4%
1.46	143.4%	1.30	116.7%
1.45	141.8%	1.29	115.0%
1.44	140.1%	1.28	113.4%
1.43	138.4%	1.27	111.7%
1.42	136.7%	1.26	110.0%
1.41	135.1%	1.25	108.4%
1.40	133.4%	1.24	106.7%
1.39	131.7%	1.23	105.0%
1.38	130.1%	1.22	103.3%
1.37	128.4%	1.21	101.7%
1.36	126.7%	1.20	100.0%
1.35	125.1%

Awards made prior to fiscal 2014 under the 2013 LTIP measure the market performance of our Common Units on the basis of total return to our Unitholders, which we refer to as “TRU,” during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award was granted and compares our TRU to the TRU of each of the other members of a predetermined peer group, consisting solely of eleven other master limited partnerships, approved by the Committee.  The fiscal 2013 LTIP award was the last award subject to this metric.

The Committee’s decision to replace the 2013 LTIP with the 2014 LTIP reflects its members’ collective determination to fashion a long-term incentive structure aligned with and focused on our distributable cash flow over a three-year measurement period.  This focus is designed to support the sustainability of our cash distributions to Unitholders - future growth in distributions being viewed by the Committee as a more meaningful indicator of our performance than comparative TRU - and also better aligns management’s interests with those of our Unitholders.  The Committee’s decision was based on two significant factors.  The first was the recognition that the structure of the 2013 LTIP was based primarily on the structure of an earlier LTIP, which was adopted in 2003 when the twelve-member peer group contained six (including the Partnership) publicly-traded partnerships engaged in the business of selling propane.  As a result of acquisitions and mergers that have occurred in the propane industry since 2003, at the time of the adoption of the 2014 LTIP, there remained in the peer group only three (including Suburban) publicly-traded partnerships engaged in the business of selling propane.  The second factor that the Committee considered was that publicly-traded partnerships are generally regarded as cash income-oriented investments.  As a cash income-oriented investment, publicly-traded partnerships make cash distributions of available cash within 45 days after each quarter’s end. Therefore, the change in metric was made because of the increased dissimilarities between the Partnership and any peer group of publicly-traded partnerships against which our TRU could be compared, and because the ability to support future cash distributions is essential to successfully attracting investors, making it an important performance metric over the long-term.

Grant Process

At the beginning of each fiscal year, LTIP unit awards are granted as a Committee-approved percentage of each executive officer’s salary.  In accordance with the terms of the 2014 LTIP, at the beginning of each three-fiscal year measurement period, each executive officer’s number of unvested LTIP unit awards is calculated by dividing a predetermined percentage (52% for awards made prior to fiscal 2014 and 50% for all subsequent awards) of each executive officer’s target cash bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the first fiscal year in the measurement period.  Cash payments, if any, are earned and paid at the end of a three-year measurement period, depending on performance.

Outstanding Awards under the 2014 LTIP

The following are the quantities of unvested LTIP units granted to our named executive officers during fiscal 2015 and fiscal 2014 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2017 for the fiscal 2015 award and at the end of fiscal 2016 for the fiscal 2014 award):

	Fiscal 2015 Award	Fiscal 2014 Award
Michael A. Stivala	4,770	2,620
Michael A. Kuglin	2,315	1,703
Michael M. Keating	2,340	2,276
Mark Wienberg	2,918	2,445
Steven C. Boyd	2,828	2,533

At its meeting on November 10, 2015, the Committee granted the following quantities of unvested LTIP units to our named executive officers for fiscal 2016.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2018).

Fiscal 2016 Award
Michael A. Stivala	7,095
Michael A. Kuglin	3,519
Michael M. Keating	3,193
Mark Wienberg	3,803
Steven C. Boyd	3,746

Vesting of the Fiscal 2013 LTIP Awards

The three-year measurement period of the fiscal 2013 award ended simultaneously with the conclusion of fiscal 2015.  The 2013 awards were the last made subject to the TRU performance condition.  The Partnership’s rank within the peer group of eleven other publicly traded partnerships determined the level of vesting in accordance with the following table:

Ranking Within Peer Group	Vesting Performance Factor
Bottom quartile (lowest)	0%
Second quartile	50%
Third quartile	100%
Top quartile (highest)	125%

The Partnership’s TRU fell within the second quartile; therefore, the participants’ awards, including those of our named executive officers, were adjusted by 50%.  The following is a summary of the cash payouts related to the fiscal 2013 award earned by our named executive officers at the conclusion of fiscal 2015:

Michael A. Stivala (a)	$72,728
Michael A. Kuglin (a)	$47,273
Michael M. Keating (a)	$63,191
Mark Wienberg (a)	$67,880
Steven C. Boyd (a)	$70,304
(a)

The cash payouts related to our named executive officers’ fiscal 2013 awards earned at the conclusion of fiscal 2015 is an additional disclosure that bears no meaningful relationship to the estimated probable outcomes reported in column (e) of the Summary Compensation Table below.

Retirement Provision

A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period.

***

The grant date values based on the probable outcomes of the awards under the LTIP granted during fiscal 2015, fiscal 2014 and fiscal 2013 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Restricted Unit Plan

At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan (“RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to this plan which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  At the conclusion of fiscal 2015, there remained 1,468,910 restricted units available under the RUP for future awards.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period.

Grant Process

All RUP awards are approved by the Committee.  Because individual circumstances differ, the Committee has not adopted a formulaic approach to making RUP awards.  Although the reasons for granting an award can vary, the objective of granting an award to a recipient generally is to retain the services of the recipient over the vesting period while, at the same time providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders.  The reasons for which the Committee grants RUP awards include, but are not limited to, the following:

•	To attract skilled and capable candidates to fill vacant positions;
•	To retain the services of an employee;
•	To provide an adequate compensation package to accompany an internal promotion; and
•	To reward outstanding performance.

In determining the quantity of restricted units to grant to executive officers and other key employees, the Committee considers, without limitation:

•	The executive officer’s or key employee’s scope of responsibility, performance and contribution to meeting our objectives;
•	The total cash compensation opportunity provided to the executive officer or key employee for whom the award is being considered;
•	The value of similar equity awards to executive officers of similarly sized enterprises; and
•	The current value of an equivalent quantity of outstanding Common Units.

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

Vesting Schedule

Restricted unit awards granted prior to August 6, 2013 normally vest as follows:  25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date.

At its August 6, 2013 meeting, after its review of recommendations made by Towers Watson, the Committee amended the Partnership’s 2009 Restricted Unit Plan to revise the normative vesting schedule of awards granted thereafter to one third on each of the first three anniversaries of the award grant date.  The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards.  The Committee amended the plan in order to make its vesting schedule comparable to those of similar plans offered by other companies.  Unvested awards are subject to forfeiture in certain circumstances as defined in the RUP.

Outstanding Awards under the 2014 RUP

At its November 11, 2014 meeting, in order to further align his interests with those of our Unitholders, the Committee approved a grant of 11,150 restricted units to Mr. Keating.  In determining this fiscal 2015 award for Mr. Keating, the Committee relied upon information provided by the Mercer database to conclude that this award was necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunity provided by the Partnership to Mr. Keating, as well as in recognition of his individual achievements throughout fiscal 2014.  The Committee’s choice to remediate perceived shortfalls with RUP awards reflects our Board’s disciplined approach to cash management and the Committee’s desire to reward past exemplary performance to those whose past performance has warranted such awards.

Because our other named executive officers received RUP awards on April 1, 2014, in connection with their concurrent promotions, no awards were granted to Messrs. Stivala, Kuglin, Wienberg, and Boyd at the Committee’s November 11, 2014 meeting.

The aggregate grant date fair values of RUP awards made during fiscal 2015, fiscal 2014 and fiscal 2013, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provision

The RUP contains a retirement provision that provides for the vesting (six months and one day after the retirement date of qualifying participants) of unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months;
•	The grantee is age 55 or older; and
•	The grantee has worked for us or one of our predecessors for at least 10 years.

***

At its November 10, 2015 meeting, the Committee granted the following RUP awards to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2015	18,277
Michael A. Kuglin	November 15, 2015	8,773
Michael M. Keating	November 15, 2015	8,773
Mark Wienberg	November 15, 2015	8,773
Steven C. Boyd	November 15, 2015	8,773

The Committee granted these awards as a result of each named executive officer having achieved his goals for fiscal 2015 and in order to make up for perceived shortfalls in the cash compensation of our named executive officers.

Benefits and Perquisites

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service.  Effective January 1, 1998, we amended the plan in order to provide for a cash balance format rather than the final average pay format that was in effect prior to January 1, 1998.  The cash balance format is designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay format, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career.  Effective January 1, 2000, we amended the plan to limit participation in this plan to existing participants and no longer admit new participants to the plan.  On January 1, 2003, we amended the plan to cease future service and pay-based credits on behalf of the participants and, from that point on, participants’ benefits have increased only due to interest credits. Of our five named executive officers, only Mr. Keating and Mr. Boyd participate in the plan.

The changes in the actuarial value relative to their participation in the plan during fiscal 2015, fiscal 2014 and fiscal 2013 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

Deferred Compensation

All employees, including the named executive officers, who satisfy certain service requirements, are eligible to participate in our IRC Section 401(k) Plan, which we refer to as the “401(k) Plan,” in which participants may defer a portion of their eligible cash compensation up to the limits established by law.  We offer the 401(k) Plan to attract and retain talented employees by providing them with a tax-advantaged opportunity to save for retirement.

For fiscal 2015, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2015, fiscal 2014 and fiscal 2013 are included in the column titled “Salary” in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $265,000, at a rate determined based on a Partnership performance-based scale.  The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This Percentage of Budgeted EBITDA (a)	The Participating Employee Will Receive this Matching Contribution for the Year
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%
(a)	For purposes of the 401(k) Plan, the definition of the term “Budgeted EBITDA” is identical to that of “Budgeted EBITDA” discussed under the heading title “Annual Cash Bonus Plan” above.

Actual Plan EBITDA, when applied to the 401(k) Plan, was such that we will provide participants in the 401(k) Plan with a matching contribution equal to 25% of their calendar year 2015 contributions that do not exceed 6% of their total base pay, up to a maximum annual compensation limit of $265,000.

The matching contributions made on behalf of our named executive officers for 2015 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2015, fiscal 2014 and fiscal 2013 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.  The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2015.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$17,516	$1,600
Michael A. Kuglin	$—	$13,033	$1,600
Michael M. Keating	$9,000	$13,742	$—
Mark Wienberg	$—	$16,986	$1,600
Steven C. Boyd	$3,500	$8,004	$—

Perquisite-related costs for fiscal 2015, fiscal 2014 and fiscal 2013 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate both because these benefits are an inducement to accepting employment and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control, which we refer to as the “Severance Protection Plan.” During fiscal 2015, our Severance Protection Plan covered all executive officers, including the named executive officers.

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

In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP will vest immediately and become distributable to the participants.  Also, without regard to whether a participant’s employment is terminated, all outstanding, unvested LTIP awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred.  Under the provisions of the LTIP document, an amount equal to the cash value of 125% of a participant’s unvested LTIP units, plus a sum equal to 125% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participants.

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

Additional Information

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

Although it is our practice to comply with the statutory and regulatory provisions of IRC Section 409A, the Suburban Propane, L.P. Severance Protection Plan for Key Employees, which we refer to as the “Severance Plan,” provides that if any payment under the Severance Plan subjects a participant to the 20% additional tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the additional tax not been payable.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2015.

The Compensation Committee:

Matthew J. Chanin, Chair

Harold R. Logan, Jr.

John Hoyt Stookey

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2015	$425,000	$—	$263,241	$382,500	$—	$43,527	$1,114,268
President and Chief Executive	2014	$362,500	$—	$1,182,776	$226,100	$—	$40,906	$1,812,282
Officer	2013	$300,000	$—	$376,313	$144,000	$—	$42,073	$862,386

Michael A. Kuglin	2015	$275,000	$—	$127,751	$185,625	$—	$36,841	$625,217
Chief Financial Officer and	2014	$252,500	$—	$675,618	$116,110	$—	$33,430	$1,077,658
Chief Accounting Officer	2013	$240,000	$—	$257,297	$93,600	$—	$35,161	$626,058

Michael M. Keating	2015	$278,000	$—	$547,977	$187,650	$11,238	$46,956	$1,071,821
Senior Vice President	2014	$278,000	$—	$335,072	$141,780	$48,808	$48,131	$851,791
	2013	$278,000	$—	$277,673	$125,100	$—	$46,484	$727,257

Mark Wienberg	2015	$325,000	$—	$161,040	$234,000	$—	$42,201	$762,241
Chief Development Officer	2014	$302,500	$—	$758,784	$164,560	$—	$37,800	$1,263,644
	2013	$280,000	$—	$364,382	$134,400	$—	$36,055	$814,837

Steven C. Boyd	2015	$315,000	$—	$156,083	$226,800	$5,787	$36,437	$740,107
Senior Vice President -	2014	$302,500	$—	$763,708	$164,560	$28,917	$35,341	$1,295,026
Operations	2013	$290,000	$—	$370,348	$139,200	$—	$33,416	$832,964

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses and LTIP awards), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria.  During fiscal years 2015, 2014 and 2013, we did not provide our named executive officers with non-performance related bonus payments.

(3)

The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2015, 2014 and 2013, as well as the value at the grant date of awards made in fiscal years 2015, 2014, and 2013 under the LTIP, based on the probable outcome with respect to satisfaction of the performance conditions.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Keating	Mr. Wienberg	Mr. Boyd
2015
RUP	$—	$—	$418,835	$—	$—
LTIP	263,241	127,751	129,142	161,040	156,083
Total	$263,241	$127,751	$547,977	$161,040	$156,083
2014
RUP	$1,035,266	$579,736	$206,924	$621,111	$621,111
LTIP	147,510	95,882	128,148	137,673	142,597
Total	$1,182,776	$675,618	$335,072	$758,784	$763,708
2013
RUP	$197,351	$140,971	$140,971	$197,351	$197,351
LTIP	178,962	116,326	136,702	167,031	172,997
Total	$376,313	$257,297	$277,673	$364,382	$370,348

(4)

The amounts reported in this column represent each named executive officer's annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

(5)

Nothing was reported in this column for fiscal 2013 because there was a decline in value of the participating named executive officers’ Cash Balance Plan holdings.  The declines in pension values for fiscal 2013 were as follows: ($26,234) and ($28,591), for Messrs. Keating and Boyd, respectively.  Mr. Stivala, Mr. Kuglin and Mr. Wienberg do not participate in the Cash Balance Plan.

(6)	The amounts reported in this column consist of the following:

Fiscal 2015
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Keating	Mr. Wienberg	Mr. Boyd
401(k) Match	$4,500	$4,125	$4,170	$4,500	$4,500
Value of Annual Physical Examination	1,600	1,600	—	1,600	—
Value of Partnership Provided Vehicles	17,516	13,033	13,742	16,986	8,004
Tax Preparation Services	—	—	9,000	—	3,500
Cash Balance Plan Administrative Fees	—	—	$1,500	—	1,500
Insurance Premiums	19,911	18,083	18,544	19,115	18,933
Total	$43,527	$36,841	$46,956	$42,201	$36,437
Fiscal 2014
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Keating	Mr. Wienberg	Mr. Boyd
401(k) Match	$3,900	$3,788	$3,900	$3,900	$3,900
Value of Annual Physical Examination	—	—	1,850	1,750	—
Value of Partnership Provided Vehicles	18,153	12,725	14,657	13,142	6,837
Tax Preparation Services	—	—	8,800	—	4,450
Cash Balance Plan Administrative Fees	—	—	1,500	—	1,500
Insurance Premiums	18,853	16,917	17,424	19,008	18,654
Total	$40,906	$33,430	$48,131	$37,800	$35,341
Fiscal 2013
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Keating	Mr. Wienberg	Mr. Boyd
401(k) Match	$3,825	$3,600	$3,825	$3,825	$3,825
Value of Annual Physical Examination	1,750	1,750	1,500	1,500	—
Value of Partnership Provided Vehicles	19,319	12,882	13,913	13,570	7,705
Tax Preparation Services	—	—	8,950	—	2,650
Cash Balance Plan Administrative Fees	—	—	1,500	—	1,500
Insurance Premiums	17,179	16,929	16,796	17,160	17,736
Total	$42,073	$35,161	$46,484	$36,055	$33,416

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2015

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 26, 2015:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (4)	Target	Maximum	Target	Maximum	or Units	Awards (5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	Bonus (2)	28 Sep 14	11 Nov 14		$425,000	$510,000
	LTIP (3)	28 Sep 14	11 Nov 14	4,770			$263,241	$394,862

Michael A. Kuglin	Bonus (2)	28 Sep 14	11 Nov 14		$206,250	$247,500
	LTIP (3)	28 Sep 14	11 Nov 14	2,315			$127,751	$191,627

Michael M. Keating	RUP (1)	15 Nov 14	11 Nov 14						11,150	$418,835
	Bonus (2)	28 Sep 14	11 Nov 14		$208,500	$250,200
	LTIP (3)	28 Sep 14	11 Nov 14	2,340			$129,142	$193,713

Mark Wienberg	Bonus (2)	28 Sep 14	11 Nov 14		$260,000	$312,000
	LTIP (3)	28 Sep 14	11 Nov 14	2,918			$161,040	$241,560

Steven C. Boyd	Bonus (2)	28 Sep 14	11 Nov 14		$252,000	$302,400
	LTIP (3)	28 Sep 14	11 Nov 14	2,828			$156,083	$234,125

(1)

The quantity reported on this line represents an award granted under the Restricted Unit Plan.  RUP awards granted subsequent to fiscal 2013 vest as follows:  one third of the award on the first anniversary of the grant date; one third of the award on the second anniversary of the grant date; and one third of the award on the third anniversary of the grant date, subject in each case to continued service through each such date.  If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for the Partnership for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  On September 26, 2015, Mr. Keating was the only named executive officer who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria.  A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing this fiscal 2015 award to Mr. Keating, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plan.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2015 were equal to 90% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 90% of the “Target” awards was earned by our named executive officers during fiscal 2015, 90% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2015 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 27, 2014) of our Common Units at the beginning of fiscal 2015, and (ii) the estimated distributions over the course of the award’s three-year measurement period.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP units each named executive officer was awarded under the LTIP during fiscal 2015

(5)

The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, net of estimated future distributions during the vesting period.  The fair value shown may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2015 Table

The following table sets forth certain information concerning outstanding equity awards under our Restricted Unit Plan and LTIP unit awards under our LTIP for each named executive officer as of September 26, 2015:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (6)	Market Value of Shares or Units of Stock That Have Not Vested (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (9)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala (1)	35,390	$1,186,096	7,390	$338,889
Michael A. Kuglin (2)	21,814	$731,096	4,018	$184,243
Michael M. Keating (3)	25,933	$869,144	4,616	$211,648
Mark Wienberg (4)	27,429	$919,283	5,363	$245,907
Steven C. Boyd (5)	27,429	$919,283	5,361	$245,812

(1)	Mr. Stivala’s RUP awards will vest as follows:

Vesting Date	November 15, 2015	April 1, 2016	November 15, 2016	April 1, 2017	November 15, 2017
Quantity of Units	8,189	7,962	7,062	7,961	4,216

(2)	Mr. Kuglin’s RUP awards will vest as follows:

Vesting Date	November 15, 2015	April 1, 2016	November 15, 2016	April 1, 2017	November 15, 2017
Quantity of Units	5,795	3,981	5,046	3,981	3,011

(3)	Mr. Keating’s RUP awards will vest as follows:

Vesting Date	November 15, 2015	November 15, 2016	November 15, 2017
Quantity of Units	10,091	9,115	6,727

(4)	Mr. Wienberg’s RUP awards will vest as follows:

Vesting Date	November 15, 2015	April 1, 2016	November 15, 2016	April 1, 2017	November 15, 2017
Quantity of Units	8,189	3,981	7,062	3,981	4,216

(5)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	November 15, 2015	April 1, 2016	November 15, 2016	April 1, 2017	November 15, 2017
Quantity of Units	8,189	3,981	7,062	3,981	4,216

(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.
(7)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 25, 2015, the last trading day of fiscal 2015.

(8)

The amounts reported in this column represent the quantities of LTIP units that underlie the outstanding and unvested fiscal 2015 and fiscal 2014 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2015 and fiscal 2014 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested LTIP units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 26, 2015 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying LTIP units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Keating	Mr. Wienberg	Mr. Boyd
Fiscal 2015 LTIP Units	4,770	2,315	2,340	2,918	2,828
Value of Fiscal 2015 LTIP Units	$168,085	$81,576	$82,457	$102,824	$99,653
Estimated Distributions over Measurement Period	$50,741	$24,626	$24,892	$31,040	$30,083

Fiscal 2014 LTIP Units	2,620	1,703	2,276	2,445	2,533
Value of Fiscal 2014 LTIP Units	$92,324	$60,010	$80,202	$86,157	$89,258
Estimated Distributions over Measurement Period	$27,739	$18,031	$24,097	$25,886	$26,818

Note:Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2015 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2015

Awards under the Restricted Unit Plans are settled in Common Units upon vesting.  Awards under the LTIP, a LTIP-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our Restricted Unit Plans and the vesting of the fiscal 2013 award under our LTIP for each named executive officer during the fiscal year ended September 26, 2015:

Restricted Unit Plans
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	15,237	$662,220
Michael A. Kuglin	9,065	$395,443
Michael M. Keating	6,404	$284,818
Mark Wienberg	11,256	$492,888
Steven C. Boyd	11,256	$492,888

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2013 (2) Award
	Cash Awards
Name	Number of LTIP Units Acquired on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	3,180	$72,728
Michael A. Kuglin	2,067	$47,273
Michael M. Keating	2,763	$63,191
Mark Wienberg	2,968	$67,880
Steven C. Boyd	3,074	$70,304

(2)	The fiscal 2013 award’s three-year measurement period concluded on September 26, 2015.

(3)

In accordance with the formula described in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were based upon each individual’s salary and target cash bonus at that time.

(4)

The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP.  For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

Pension Benefits Table for Fiscal 2015

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 26, 2015:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Michael M. Keating	Cash Balance Plan (2)	15	$571,841	$—
	LTIP (3)	N/A	$211,648	$—
	RUP (4)	N/A	$869,144	$—

Mark Wienberg (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$204,616	$—

(1)

Because Messrs. Stivala, Kuglin and Wienberg commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”

(3)

Currently, Mr. Keating is the only named executive officer who meets the retirement criteria of the LTIP.  For such participants, upon retirement, outstanding but unvested awards under the LTIP become fully vested.  However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2015 and 2014 awards.  The number reported on this line represents a projected payout of Mr. Keating’s outstanding fiscal 2015 and fiscal 2014 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

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

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 26, 2015 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$425,000	$1,275,000
Accelerated Vesting of Fiscal 2015, 2014 and 2013 LTIP Awards (5)	—	—	—	551,358
Accelerated Vesting of Outstanding RUP Awards (6)	1,186,096	1,186,096	—	1,186,096
Medical Benefits (3)	—	—	19,911	—
Total	$1,186,096	$1,186,096	$444,911	$3,012,454

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$275,000	$721,875
Accelerated Vesting of Fiscal 2015, 2014 and 2013 LTIP Awards (5)	—	—	—	320,321
Accelerated Vesting of Outstanding RUP Awards (6)	731,096	731,096	—	731,096
Medical Benefits (3)	—	—	18,083	—
Total	$731,096	$731,096	$293,083	$1,773,292

Michael M. Keating
Cash Compensation (1) (2) (3) (4)	$—	$—	$278,000	$729,750
Accelerated Vesting of Fiscal 2015, 2014 and 2013 LTIP Awards (5)	—	—	—	391,600
Accelerated Vesting of Outstanding RUP Awards (6)	869,144	869,144	869,144	869,144
Medical Benefits (3)	—	—	18,544	—
Total	$869,144	$869,144	$1,165,688	$1,990,494

Mark Wienberg
Cash Compensation (1) (2) (3) (4)	$—	$—	$325,000	$877,500
Accelerated Vesting of Fiscal 2015, 2014 and 2013 LTIP Awards (5)	—	—	—	440,253
Accelerated Vesting of Outstanding RUP Awards (6)	919,283	919,283	—	919,283
Medical Benefits (3)	—	—	19,115	—
Total	$919,283	$919,283	$344,115	$2,237,036

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$315,000	$850,500
Accelerated Vesting of Fiscal 2015, 2014 and 2013 LTIP Awards (5)	—	—	—	446,603
Accelerated Vesting of Outstanding RUP Awards (6)	919,283	919,283	—	919,283
Medical Benefits (3)	—	—	18,933	—
Total	$919,283	$919,283	$333,933	$2,216,386

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

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

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurs, payments will be equal to 125% of the cash value of a participant’s unvested LTIP units plus a sum equal to 125% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 26, 2015, the fiscal 2015, fiscal 2014 and fiscal 2013 awards would have been subject to this treatment.  For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)

Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of unvested awards held by a participant at the time of his or her death.  If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient.  All of the named executive officers, with the exception of Mr. Keating, have held all of their unvested awards for more than one year. Because all of Mr. Keating’s unvested awards are subject to the plan’s retirement provisions, if Mr. Keating became permanently disabled on the last day of the fiscal year, none of his unvested awards would have been forfeited.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited.  Because Mr. Keating’s unvested awards are subject to the plan’s retirement provisions, if Mr. Keating had been terminated without cause on the last day of fiscal 2015, none of his unvested awards would have been forfeited.

In the event of a change of control, as defined in the RUP document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2015.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Harold R. Logan, Jr.	$117,500	N/A	$117,500
Lawrence C. Caldwell	$86,250	N/A	$86,250
Matthew J. Chanin	$88,750	N/A	$88,750
John D. Collins	$90,000	N/A	$90,000
Dudley C. Mecum (3)	$42,500	N/A	$42,500
John Hoyt Stookey	$86,250	N/A	$86,250
Jane Swift	$86,250	N/A	$86,250

(1)

This includes amounts earned for fiscal 2015, including quarterly retainer installments for the fourth quarter of 2015 that were paid in November 2015.  It does not include amounts paid in fiscal 2015 for fiscal 2014 quarterly retainer installments.

(2)

On September 26, 2015, Messrs. Logan, Collins, Stookey and Ms. Swift each held awards of 6,000 unvested restricted units, Mr. Mecum held 7,000 unvested restricted units, and Messrs. Caldwell and Chanin each held awards of 6,023 unvested restricted units.  At its meeting on July 21, 2015, the Compensation Committee approved the following restricted unit plan awards with an effective grant date of November 15, 2015:

Supervisor	Grant Quantities
Mr. Logan	10,967
Mr. Caldwell	8,773
Mr. Chanin	8,773
Mr. Collins	8,773
Mr. Stookey	8,773
Ms. Swift	8,773

The unit quantities were determined by dividing the award amounts by the average of the closing prices of our Common Units for the twenty business days preceding November 15, 2015.

(3)	Mr. Mecum retired from our Board of Supervisors on May 13, 2015.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.  For the first three quarters of fiscal 2015, as the Chair of the Board of Supervisors, Mr. Logan received an annual retainer of $115,000, payable in quarterly installments of $28,750 each.  For the first three quarters of fiscal 2015, each of the other non-employee Supervisors received an annual cash retainer of $85,000, payable in quarterly installments of $21,250 each.  At its July 21, 2015 meeting, the Compensation Committee determined that for subsequent quarters, as the Chair of the Board of Supervisors, Mr. Logan is to receive an annual cash retainer of $125,000, payable in quarterly installments of $31,250 each.  Each of the other non-employee Supervisors is to receive an annual cash retainer of $90,000 each, payable in quarterly installments of $22,500.  As Chair of the Compensation Committee, Mr. Chanin is to receive an additional annual cash retainer of $10,000, payable in quarterly installments of $2,500 each.  As Chair of the Audit Committee, Mr. Collins is to receive an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each.

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

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2015 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 23, 2015 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Neuberger Berman Group LLC (a)	8,131,019	13.4%
Michael A. Stivala (b)	38,470	*
Michael A. Kuglin (c)	8,660	*
Michael M. Keating (d)	20,091	*
Mark Wienberg (e)	10,570	*
Steven C. Boyd (f)	35,968	*

Harold R. Logan, Jr. (g)	14,107	*
John Hoyt Stookey (h)	12,666	*
Jane Swift (h)	3,300	*
John D. Collins (h)	20,546	*
Lawrence C. Caldwell (i)	23,629	*
Matthew J. Chanin (j)	6,506	*

All Members of the Board of Supervisors and Executive Officers, as a group (18 persons) (k)	302,742	*

(1)

With the exception of the 8,131,019 units held by Neuberger Berman Group LLC (of which the Partnership has no knowledge, see note (a) below), the 784 units held by the General Partner (see note (b) below) and the 16,252 units held by charitable organizations over which Mr. Caldwell has shared investment and voting power (see note (i) below), the above listed units may be held in brokerage accounts where they are pledged as security.

(2)	Based upon 60,744,727 Common Units outstanding on November 23, 2015.
*	Less than 1%.
(a)

Based upon a Schedule 13G/A dated February 11, 2015 filed by Neuberger Berman Group LLC and Neuberger Berman LLC, which indicates that as of December 31, 2014 they had the shared power to vote or direct the vote of 7,832,713 Common Units and the shared power to dispose or direct the disposition of 8,131,019 Common Units.  The Schedule 13G indicates that Neuberger Berman Group LLC may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients.  We make no representation as to the accuracy or completeness of the information reported.  The address of Neuberger Berman Group LLC is 605 Third Avenue, New York NY 10158.

(b)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 45,478 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.

(c)	Excludes 24,792 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.
(d)	Excludes 24,615 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.
(e)	Excludes 28,013 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.
(f)	Excludes 28,013 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.
(g)	Excludes 15,467 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.
(h)	Excludes 13,273 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.

(i)

Includes 16,252 Common Units held by charitable organizations over which Mr. Caldwell has shared investment and voting power.  Excludes 13,290 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.

(j)	Excludes 13,290 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.
(k)

Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), (g), (h), (i) and (j) above, the reported number of units excludes 368,399 unvested restricted units, none of which will vest in the 60-day period following November 23, 2015.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 26, 2015, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	627,399	(2)	$ 31.87	1,468,910
Equity compensation plans not approved by security holders	—		—	—
Total	627,399		$ 31.87	1,468,910

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 26, 2015, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

None.  See “Partnership Management” under Item 10 above for a description of the Audit Committee’s role in reviewing, and approving or ratifying, related party transactions.

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

The following table sets forth the aggregate fees for services related to fiscal years 2015 and 2014 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2015	Fiscal 2014
Audit Fees (a)	$2,487,000	$2,440,000
Tax Fees (b)	1,033,000	1,064,200
All Other Fees (c)	1,800	1,800
Total	$3,521,800	$3,506,000

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2015 and fiscal 2014.

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 25, 2015	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 25, 2015
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 25, 2015
(Harold R. Logan, Jr.)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 25, 2015
(John Hoyt Stookey)

By:	/s/ JOHN D. COLLINS	Supervisor	November 25, 2015
(John D. Collins)

By:	/s/ JANE SWIFT	Supervisor	November 25, 2015
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 25, 2015
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 25, 2015
(Matthew J. Chanin)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 25, 2015
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Controller	November 25, 2015
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

4.2

Indenture, dated as of August 1, 2012, related to the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2021.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2012).

4.3

First Supplemental Indenture, dated as of May 23, 2014, related to the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 27, 2014).

4.4

Indenture, dated as of May 27, 2014, relating to the 5.50% Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 5.50% Senior Notes due 2024.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.5

First Supplemental Indenture, dated as of May 27, 2014, relating to the 5.50% Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.6

Second Supplemental Indenture, dated as of February 25, 2015, to the Indenture, dated as of May 27, 2014, relating to the 5.75% Senior Notes due 2025, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed February 25, 2015).

4.7

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

E-1

10.2

Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012, and August 6, 2013 and May 13, 2015. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 14, 2015).

10.3

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.4	Suburban Propane, L.P. 2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011).

10.5	Suburban Propane, L.P. 2014 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

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

10.9

First Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated August 1, 2012.  (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2012).

10.10

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

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P., as amended on November 10, 2015. (Filed herewith).

99.2	Five-Year Performance Graph (Filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-2

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of

Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 26, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 25, 2015

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 26,	September 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$152,338	$92,639
Accounts receivable, less allowance for doubtful accounts of $3,520 and $11,122, respectively	59,929	96,915
Inventories	47,686	90,965
Other current assets	13,460	14,346
Total current assets	273,413	294,865
Property, plant and equipment, net	781,058	826,826
Goodwill	1,087,429	1,087,429
Other intangible assets, net	307,789	359,293
Other assets	36,041	40,950
Total assets	$2,485,730	$2,609,363
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$34,922	$49,253
Accrued employment and benefit costs	29,236	24,033
Accrued insurance	13,430	10,040
Customer deposits and advances	105,147	107,386
Accrued interest	16,382	16,313
Other current liabilities	11,229	15,241
Total current liabilities	210,346	222,266
Long-term borrowings	1,241,107	1,242,685
Accrued insurance	43,653	52,410
Other liabilities	92,304	70,549
Total liabilities	1,587,410	1,587,910
Commitments and contingencies
Partners' capital:
Common Unitholders (60,531 and 60,317 units issued and outstanding at September 26, 2015 and September 27, 2014, respectively)	947,203	1,067,358
Accumulated other comprehensive loss	(48,883)	(45,905)
Total partners' capital	898,320	1,021,453
Total liabilities and partners' capital	$2,485,730	$2,609,363

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Revenues
Propane	$1,176,980	$1,606,840	$1,357,102
Fuel oil and refined fuels	127,495	194,684	208,957
Natural gas and electricity	66,865	87,093	79,432
All other	45,639	49,640	58,115
	1,416,979	1,938,257	1,703,606
Costs and expenses
Cost of products sold	593,380	1,080,750	861,905
Operating	444,251	466,389	469,496
General and administrative	68,296	64,593	64,845
Depreciation and amortization	133,294	136,399	130,384
	1,239,221	1,748,131	1,526,630
Operating income	177,758	190,126	176,976
Loss on debt extinguishment	15,072	11,589	2,144
Interest expense, net	77,634	83,261	95,427
Income before provision for income taxes	85,052	95,276	79,405
Provision for income taxes	700	767	607
Net income	$84,352	$94,509	$78,798
Net income per Common Unit - basic	$1.39	$1.56	$1.35
Weighted average number of Common Units outstanding - basic	60,650	60,481	58,378
Net income per Common Unit - diluted	$1.38	$1.56	$1.34
Weighted average number of Common Units outstanding - diluted	60,907	60,751	58,600

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Net income	$84,352	$94,509	$78,798
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(1,159)	(518)	584
Reclassification of realized losses on cash flow hedges into earnings	1,388	1,406	2,465
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	(5,207)	560	10,705
Recognition in earnings of net actuarial loss for pension settlement	2,000	—	—
Other comprehensive (loss) income	(2,978)	1,448	13,754
Total comprehensive income	$81,374	$95,957	$92,552

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Cash flows from operating activities:
Net income	$84,352	$94,509	$78,798
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	133,294	136,399	130,384
Loss on debt extinguishment	15,072	11,589	2,144
Pension settlement charge	2,000	—	—
Other, net	11,605	5,664	(2,796)
Changes in assets and liabilities:
Accounts receivable	36,986	(2,061)	(5,910)
Inventories	43,279	(13,342)	10,553
Other current and noncurrent assets	3,223	266	5,436
Accounts payable	(14,761)	(3,513)	(375)
Accrued employment and benefit costs	5,203	474	7,045
Accrued insurance	(5,367)	4,298	3,601
Customer deposits and advances	(2,239)	(176)	(16,735)
Other current and noncurrent liabilities	11,562	(8,556)	2,161
Net cash provided by operating activities	324,209	225,551	214,306
Cash flows from investing activities:
Capital expenditures	(41,213)	(30,052)	(27,823)
Acquisition of business	(6,500)	—	—
Proceeds from sale of property, plant and equipment	11,741	13,520	7,310
Adjustment to purchase price for Inergy Propane	—	—	5,850
Net cash (used in) investing activities	(35,972)	(16,532)	(14,663)
Cash flows from financing activities:
Proceeds from long-term borrowings	250,000	525,000	—
Repayment of long-term borrowings (includes premium and fees)	(260,852)	(528,077)	(168,915)
Proceeds from borrowings under revolving credit facility	—	61,700	—
Repayment of borrowings under revolving credit facility	—	(61,700)	—
Issuance costs associated with long-term borrowings	(4,568)	(9,515)	—
Net proceeds from issuance of Common Units	—	—	143,444
Partnership distributions	(213,118)	(211,020)	(201,257)
Net cash (used in) financing activities	(228,538)	(223,612)	(226,728)
Net increase (decrease) in cash and cash equivalents	59,699	(14,593)	(27,085)
Cash and cash equivalents at beginning of period	92,639	107,232	134,317
Cash and cash equivalents at end of period	$152,338	$92,639	$107,232

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,597	$91,836	$86,583

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 29, 2012	57,013	$1,151,606	$(61,107)	$1,090,499
Net income		78,798		78,798
Net unrealized gains on cash flow hedges			584	584
Reclassification of realized losses on cash flow hedges into earnings			2,465	2,465
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			10,705	10,705
Partnership distributions		(201,257)		(201,257)
Sale of Common Units under public offering, net of offering expenses	3,105	143,444		143,444
Common Units issued under Restricted Unit Plans	113			—
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,888		3,888
Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126
Net income		94,509		94,509
Net unrealized losses on cash flow hedges			(518)	(518)
Reclassification of realized losses on cash flow hedges into earnings			1,406	1,406
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			560	560
Partnership distributions		(211,020)		(211,020)
Common Units issued under Restricted Unit Plans	86
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,390		7,390
Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453
Net income		84,352		84,352
Net unrealized losses on cash flow hedges			(1,159)	(1,159)
Reclassification of realized losses on cash flow hedges into earnings			1,388	1,388
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(5,207)	(5,207)
Recognition in earnings of net actuarial loss for pension settlement			2,000	2,000
Partnership distributions		(213,118)		(213,118)
Common Units issued under Restricted Unit Plans	214
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		8,611		8,611
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,531,070 Common Units outstanding at September 26, 2015.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.1 million residential, commercial, industrial and agricultural customers through 700 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions, including Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2015, 2014 or 2013.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2015, fiscal 2014 and fiscal 2013 included 52 weeks of operations.

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

Long-Lived Assets.

Property, plant and equipment.  Property, plant and equipment are stated at cost.  Expenditures for maintenance and routine repairs are expensed as incurred while betterments are capitalized as additions to the related assets and depreciated over the asset’s remaining useful life.  The Partnership capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project.  At the time assets are retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized within operating expenses.  Depreciation is determined under the straight‑line method based upon the estimated useful life of the asset as follows:

Buildings	40 Years
Building and land improvements	20 Years
Transportation equipment	3-15 Years
Storage facilities	7-30 Years
Office equipment	5-10 Years
Tanks and cylinders	10-40 Years
Computer software	3-7 Years

The weighted average estimated useful life of the Partnership’s storage facilities and tanks and cylinders is approximately 20 years and 28 years, respectively.

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

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2016 and 2023.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Pension and Other Postretirement Benefits.  The Partnership estimates the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining its annual pension and other postretirement benefit costs.  In October 2014, the Society of Actuaries (“SOA”) issued new mortality tables (RP-2014) and a new mortality improvement scale (MP-2014).  The Partnership uses SOA and other actuarial life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 256,794, 269,867 and 222,419 units for fiscal 2015, 2014 and 2013, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

Comprehensive Income.  The Partnership reports comprehensive income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of comprehensive income.  Other comprehensive income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges and reclassifications of realized losses on cash flow hedges into earnings, amortization of net actuarial losses and prior service credits into earnings and changes in the funded status of pension and other postretirement benefit plans, and net actuarial losses recognized in earnings associated with pension settlements.

Reclassifications and Revisions.  Certain prior period amounts have been reclassified to conform with the current period presentation.

Recently Issued Accounting Pronouncements.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of original issue debt discounts.  ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be the Partnership’s first quarter of fiscal year 2017.  In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.  Other than the reclassification of existing unamortized debt issuance costs on the balance sheet, the adoption of ASU 2015-03 will have no impact on the Partnership’s operations or cash flows.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 26, 2015:

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
First Quarter	$0.8750	$0.8750	$0.8750
Second Quarter	0.8875	0.8750	0.8750
Third Quarter	0.8875	0.8750	0.8750
Fourth Quarter	0.8875	0.8750	0.8750

4.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 26,	September 27,
	2015	2014
Propane, fuel oil and refined fuels and natural gas	$45,918	$89,470
Appliances	1,768	1,495
	$47,686	$90,965

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 26,	September 27,
	2015	2014
Land and improvements	$195,430	$201,353
Buildings and improvements	104,998	103,751
Transportation equipment	58,650	64,254
Storage facilities	110,033	110,586
Equipment, primarily tanks and cylinders	833,479	823,478
Computer Systems	51,039	49,904
Construction in progress	7,177	3,420
	1,360,806	1,356,746
Less: accumulated depreciation	(579,748)	(529,920)
	$781,058	$826,826

Depreciation expense for fiscal 2015, 2014 and 2013 amounted to $75,920, $78,921 and $72,353, respectively.

5.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2015 and fiscal 2014 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 26, 2015 and September 27, 2014
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,075,091	$4,438	$7,900	$1,087,429

Other intangible assets consist of the following:

	As of
	September 26,	September 27,
	2015	2014
Customer relationships	$471,829	$466,959
Non-compete agreements	27,815	26,815
Tradenames	3,482	3,482
Other	1,967	1,967
	505,093	499,223
Less: accumulated amortization
Customer relationships	(173,823)	(122,411)
Non-compete agreements	(19,337)	(13,962)
Tradenames	(3,069)	(2,573)
Other	(1,075)	(984)
	(197,304)	(139,930)
	$307,789	$359,293

Aggregate amortization expense related to other intangible assets for fiscal 2015, 2014 and 2013 was $57,374, $57,478 and $58,031, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 26, 2015 is estimated as follows: 2016 - $54,780; 2017 - $53,495; 2018 - $53,135; 2019 - $52,112; and 2020 - $51,127.

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Current
Federal	$23	$10	$26
State and local	677	757	581
	700	767	607
Deferred	—	—	—
	$700	$767	$607

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Income tax provision at federal statutory tax rate	$29,768	$33,346	$27,792
Impact of Partnership income not subject to federal income taxes	(32,148)	(38,919)	(35,187)
Permanent differences	210	86	71
Change in valuation allowance	2,181	5,458	9,771
State income taxes	253	(60)	(1,135)
Other	436	856	(705)
Provision for income taxes - current	$700	$767	$607

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 26,	September 27,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$55,033	$51,321
Allowance for doubtful accounts	340	1,371
Inventory	395	433
Intangible assets	—	122
Deferred revenue	1,241	1,524
Derivative instruments	—	71
AMT credit carryforward	1,086	1,086
Other accruals	1,718	2,060
Total deferred tax assets	59,813	57,988
Deferred tax liabilities:
Derivative instruments	142	—
Intangible assets	312	—
Property, plant and equipment	5,314	6,124
Total deferred tax liabilities	5,768	6,124
Net deferred tax assets	54,045	51,864
Valuation allowance	(54,045)	(51,864)
Net deferred tax assets	$—	$—

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 26,	September 27,
	2015	2014
7.375% senior notes, due March 15, 2020, net of unamortized discount of $-0- and $1,183, respectively	$—	$248,817
7.375% senior notes, due August 1, 2021, including unamortized premium of $19,927 and $22,688, respectively	366,107	368,868
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	—
Revolving Credit Facility, due January 5, 2017	100,000	100,000
	$1,241,107	$1,242,685

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

2020 Senior Notes

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”).  The 2020 Senior Notes were issued at 99.136% of the principal amount and required semi-annual interest payments in March and September.

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

The 2025 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after March 1, 2020, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of September 26, 2015 and September 27, 2014.   Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

The amendment on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 4.75 to 1.0 as of the end of any fiscal quarter (or 5.0 to 1.0 during an acquisition period as defined in the agreement).  The amendment on May 9, 2014 made certain technical amendments with respect to agreements related to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility.  As of September 26, 2015, the interest rate for the Revolving Credit Facility was approximately 2.5%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of September 26, 2015, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,183 which expire periodically through April 3, 2016.  Therefore, as of September 26, 2015 the Partnership had available borrowing capacity of $253,817 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 26, 2015.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements.  During fiscal 2015, the Partnership recognized charges of $2,855 to write-off unamortized debt origination costs associated with the tender offer and redemption of its 2020 Senior Notes.  During fiscal 2014, the Partnership recognized charges of $5,230 to write-off unamortized debt origination costs associated with the tender offer and redemption of its 2018 Senior Notes.   Other assets at September 26, 2015 and September 27, 2014 include debt origination costs with a net carrying amount of $18,458 and $21,023, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 26, 2015 are as follows: fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,121,180.

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

Restricted Unit Plans.  In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan, as amended (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  At their Tri-Annual Meeting on May 13, 2015, the Partnership’s Common Unitholders approved the authorization of an additional 1,200,000 Common Units of the Partnership to be available for grant pursuant to the 2009 Restricted Unit Plan.  The total number of Common Units authorized for issuance under the Restricted Unit Plans was 3,102,122 as of September 26, 2015.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2012	442,851	$32.68
Granted	200,933	23.42
Forfeited	(3,497)	(32.15)
Issued	(112,660)	(32.01)
Outstanding September 28, 2013	527,627	29.30
Granted	256,273	37.43
Forfeited	(3,119)	(28.39)
Issued	(85,854)	(31.23)
Outstanding September 27, 2014	694,927	32.07
Granted	154,403	37.59
Forfeited	(7,607)	(31.04)
Issued	(214,324)	(36.68)
Outstanding September 26, 2015	627,399	$31.87

As of September 26, 2015, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $5,211. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plans for fiscal 2015, 2014 and 2013 was $8,611, $7,390 and $3,888, respectively.

Long-Term Incentive Plans.  The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. For the fiscal 2013 and 2012 awards, the level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period.   On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan of the Partnership (“2014 LTIP”) as a replacement for the prior LTIP.  As a result, for the fiscal 2014 award, the level of compensation earned under the 2014 LTIP is based on the average distribution coverage ratio over the three-year measurement period.  The average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined in the 2014 LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period.  Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2015, 2014 and 2013 was $1,814, $120 and $1,439, respectively.  The cash payouts in fiscal 2015, 2014 and 2013, which related to the fiscal 2012, 2011 and 2010 awards, were $-0- for all three periods.

9.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions.  The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets.  These contributions totaled $1,844, $1,848 and $1,915 for fiscal 2015, 2014 and 2013, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  There were no minimum funding requirements for the defined benefit pension plan for fiscal 2015, 2014 or 2013.  During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans.  In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2015 and 2014 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2015	2014	2015	2014
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$149,836	$148,631	$16,954	$17,754
Interest cost	5,128	5,774	575	645
Actuarial loss (gain)	5,239	8,459	(1,281)	(278)
Lump sum benefits paid	(5,777)	(5,401)	—	—
Ordinary benefits paid	(7,519)	(7,627)	(954)	(1,167)
Benefit obligation at end of year	$146,907	149,836	$15,294	$16,954

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$117,771	$120,776	$—	$—
Actual return on plan assets	(172)	10,023	—	—
Employer contributions	—	—	954	1,167
Lump sum benefits paid	(5,777)	(5,401)	—	—
Ordinary benefits paid	(7,519)	(7,627)	(954)	(1,167)
Fair value of plan assets at end of year	$104,303	$117,771	$—	$—

Funded status:
Funded status at end of year	$(42,604)	$(32,065)	$(15,294)	$(16,954)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(42,604)	$(32,065)	$(15,294)	$(16,954)
Less: current portion	—	—	1,025	1,276
Noncurrent benefit liability	$(42,604)	$(32,065)	$(14,269)	$(15,678)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(52,836)	$(49,034)	$4,865	$3,780
Prior service credits	—	—	399	889
Net amount recognized in accumulated other comprehensive (loss) income	$(52,836)	$(49,034)	$5,264	$4,669

The amounts in accumulated other comprehensive loss as of September 26, 2015 that are expected to be recognized as components of net periodic benefit costs during fiscal 2016 are expenses of $5,218 and credits of ($698) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September 26,	September 27,
	2015	2014

Fixed income securities	86%	85%
Equity securities	14%	15%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments.  Commingled funds are valued at the net asset value of its underlying securities.  The valuation of the assets held by the commingled funds are based on observable market data using level 1 and 2 inputs within the fair value framework.  The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 26,	September 27,
	2015	2014

Short term investments (1)	$99	$1,500

Equity securities: (1) (2)
Domestic	5,264	6,370
International	8,923	10,916

Fixed income securities (1) (3)	90,017	98,985
	$104,303	$117,771

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments. The Partnership expects to contribute approximately $700 to the defined benefit pension plan during fiscal 2016.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2016	$31,031	$1,025
2017	11,103	959
2018	11,901	900
2019	10,585	838
2020	10,098	765
2021 through 2025	44,296	2,863

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2016 will elect to receive a benefit payment in fiscal 2016.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2015, 2014 and 2013:

	Pension Benefits			Retiree Health and Life Benefits
	2015	2014	2013	2015	2014	2013
Interest cost	$5,128	$5,774	$5,229	$575	$645	$594
Expected return on plan assets	(4,913)	(5,102)	(5,281)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(490)
Settlement charge	2,000	—	—	—	—	—
Recognized net actuarial loss (gain)	4,522	4,492	5,285	(196)	(181)	—
Net periodic benefit costs	$6,737	$5,164	$5,233	$(111)	$(26)	$104

During fiscal 2015, lump sum pension settlement payments to either terminated or retired individuals amounted to $5,777, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $5,128 for fiscal 2015, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2,000 during fiscal 2015.  The non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.  During fiscal 2014 and 2013, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized in either of those fiscal years.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 26, 2015 and September 27, 2014 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2015	2014	2015	2014
Weighted-average discount rate	3.875%	3.875%	3.500%	3.500%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	7.100%	7.120%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2015, 2014 and 2013 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2015	2014	2013	2015	2014	2013

Weighted-average discount rate	3.875%	4.375%	3.500%	3.500%	3.750%	3.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	4.900%	4.900%	4.500%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.120%	7.330%	7.530%

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

The 7.10% increase in health care costs assumed at September 26, 2015 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 26, 2015 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2015.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs.  During fiscal 2015, the Partnership accrued $11,300 for its further voluntary partial withdrawal from the aforementioned MEPP.  As of September 26, 2015 and September 27, 2014, the Partnership’s estimated obligation to these MEPPs was $18,041 and $6,880, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal year ended September 26, 2015 are shown below.

	EIN/Pension	PPA Zone Status			Contributions			Contributions greater than 5% of Total Plan	Expiration
Pension Fund	Plan Number	2015	2014	FIP/RP Status	2015	2014	2013	Contributions	date of CBA
New England Teamsters & Trucking Industry Pension Fund (a)	04-6372430	Red	Red	Implemented	$584	$616	$562	No	April 2016 - March 2017
Local 282 Pension Trust (b)	11-6245313	Green	Green	n/a	269	336	284	No	August 2019
Teamsters Industrial Employees Pension Fund (c)	22-6099363	Green	Green	n/a	200	185	179	Yes	June 2017
Other (d)					20	31	137	No	n/a
					$1,073	$1,168	$1,162

(a)	Based on most recent available valuation information for plan year ended September 2014.
(b)	Based on most recent available valuation information for plan year ended February 2014.
(c)	Based on most recent available valuation information for plan year ended December 2014.
(d)	Includes the MEPPs from which the Partnership withdrew in fiscal 2013.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,817, $1,897 and $2,040 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 26, 2015 and September 27, 2014, respectively:

	As of September 26, 2015		As of September 27, 2014
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$7,013	Other current assets	$3,924
	Other assets	485	Other assets	62
		$7,498		$3,986

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,112	Other current liabilities	$1,257
	Other liabilities	200	Other liabilities	283
		$1,312		$1,540
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$—	Other current liabilities	$1,527
	Other liabilities	2,567	Other liabilities	53
		$2,567		$1,580

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2015		Fiscal 2014
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,512	$—	$1,847	$—
Beginning balance realized during the period	(1,450)	—	(1,166)	—
Contracts purchased during the period	2,067	347	1,145	—
Change in the fair value of outstanding contracts	652	—	(314)	—
Ending balance of over-the-counter options	$2,781	$347	$1,512	$—

As of September 26, 2015 and September 27, 2014, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately seven and four months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2015, 2014 and 2013 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses)	Accumulated OCI into Income
	Recognized in OCI	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Location	Amount
Interest rate swaps:
Fiscal 2015	$(1,159)	Interest expense	$(1,388)

Fiscal 2014	$(518)	Interest expense	$(1,406)

Fiscal 2013	$584	Interest expense	$(2,465)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount
Commodity-related derivatives:
Fiscal 2015	Cost of products sold	$1,855

Fiscal 2014	Cost of products sold	$306

Fiscal 2013	Cost of products sold	$(4,318)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 26, 2015
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$13,063	$(5,565)	$7,498
Interest rate swap	740	(740)	—
	$13,803	$(6,305)	$7,498

Liability Derivatives
Commodity-related derivatives	$8,132	$(5,565)	$2,567
Interest rate swap	2,052	(740)	1,312
	$10,184	$(6,305)	$3,879

	As of September 27, 2014
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$9,533	$(5,547)	$3,986
Interest rate swap	2,139	(2,139)	—
	$11,672	$(7,686)	$3,986

Liability Derivatives
Commodity-related derivatives	$7,127	$(5,547)	$1,580
Interest rate swap	3,679	(2,139)	1,540
	$10,806	$(7,686)	$3,120

The Partnership had $553 and $-0- posted cash collateral as of September 26, 2015 and September 27, 2014, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by 700 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2015, 2014 or 2013 and no concentration of receivables exists as of September 26, 2015 or September 27, 2014.

During fiscal 2015, Crestwood Midstream Partners L.P., Enterprise Products Partners L.P. and Targa Liquids Marketing and Trade LLC provided approximately 20%, 13% and 12% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2015.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2021 Senior Notes, 2024 Senior Notes and 2025 Senior Notes was $363,922, $498,750 and $241,250, respectively, as of September 26, 2015.

11.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.  Rental expense under operating leases was $32,737, $31,849 and $33,036 for fiscal 2015, 2014 and 2013, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 26, 2015 are as follows:

Fiscal Year	Minimum Lease Payments
2016	$22,422
2017	16,894
2018	13,404
2019	10,038
2020	7,857
2021 and thereafter	7,876

Contingencies.

Self-Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  At September 26, 2015 and September 27, 2014, the Partnership had accrued liabilities of $57,083 and $62,450, respectively, representing the total estimated losses under these self-insurance programs.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,783 and $18,410 as of September 26, 2015 and September 27, 2014, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2022.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,397 as of September 26, 2015.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 26, 2015 and September 27, 2014.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 26, 2015, September 27, 2014 and September 28, 2013:

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Cash Flow Hedges
Balance, beginning of period	$(1,540)	$(2,428)	$(5,477)
Other comprehensive income before reclassifications:
Unrealized (losses) gains	(1,159)	(518)	584
Reclassifications to earnings:
Realized losses (a)	1,388	1,406	2,465
Other comprehensive income	229	888	3,049
Balance, end of period	$(1,311)	$(1,540)	$(2,428)

Pension Benefits
Balance, beginning of period	$(49,034)	$(49,987)	$(59,398)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	(10,324)	(3,539)	4,126
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (b)	2,000	—	—
Amortization of net loss (b)	4,522	4,492	5,285
Other comprehensive (loss) income	(3,802)	953	9,411
Balance, end of period	$(52,836)	$(49,034)	$(49,987)

Postretirement Benefits
Balance, beginning of period	$4,669	$5,062	$3,768
Other comprehensive income before reclassifications:
Net change in plan obligation	1,281	278	1,784
Reclassifications to earnings:
Amortization of prior service credits (b)	(490)	(490)	(490)
Amortization of net gain (b)	(196)	(181)	—
Other comprehensive income (loss)	595	(393)	1,294
Balance, end of period	$5,264	$4,669	$5,062

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(45,905)	$(47,353)	$(61,107)
Other comprehensive income before reclassifications	(10,202)	(3,779)	6,494
Recognition of net actuarial loss for pension settlement	2,000	—	—
Reclassifications to earnings	5,224	5,227	7,260
Other comprehensive (loss) income	(2,978)	1,448	13,754
Balance, end of period	$(48,883)	$(45,905)	$(47,353)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 9, “Employee Benefit Plans”.

14.	Public Offerings

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

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity.  The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit).  Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note 2.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
Revenues:
Propane	$1,176,980	$1,606,840	$1,357,102
Fuel oil and refined fuels	127,495	194,684	208,957
Natural gas and electricity	66,865	87,093	79,432
All other	45,639	49,640	58,115
Total revenues	$1,416,979	$1,938,257	$1,703,606

Operating income (loss):
Propane	$280,761	$295,916	$287,473
Fuel oil and refined fuels	7,621	2,473	(2,799)
Natural gas and electricity	14,614	10,818	11,565
All other	(25,409)	(25,644)	(26,483)
Corporate	(99,829)	(93,437)	(92,780)
Total operating income	177,758	190,126	176,976

Reconciliation to net income:
Loss on debt extinguishment	15,072	11,589	2,144
Interest expense, net	77,634	83,261	95,427
Provision for income taxes	700	767	607
Net income	$84,352	$94,509	$78,798

Depreciation and amortization:
Propane	$110,728	$106,491	$104,533
Fuel oil and refined fuels	3,885	5,429	4,634
Natural gas and electricity	8	46	198
All other	288	699	638
Corporate	18,385	23,734	20,381
Total depreciation and amortization	$133,294	$136,399	$130,384

	As of
	September 26,	September 27,
	2015	2014
Assets:
Propane	$2,209,343	$2,365,320
Fuel oil and refined fuels	58,077	69,360
Natural gas and electricity	13,253	13,992
All other	2,888	3,342
Corporate	202,169	157,349
Total assets	$2,485,730	$2,609,363

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 26, 2015, September 27, 2014 and September 28, 2013	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 28, 2013

Allowance for doubtful accounts	$4,347	$6,717	$-	$(4,278)	$6,786
Valuation allowance for deferred tax assets	36,635	9,771	-	-	46,406

Year Ended September 27, 2014

Allowance for doubtful accounts	$6,786	$11,933	$-	$(7,597)	$11,122
Valuation allowance for deferred tax assets	46,406	5,458	-	-	51,864

Year Ended September 26, 2015

Allowance for doubtful accounts	$11,122	$(397)	$-	$(7,205)	$3,520
Valuation allowance for deferred tax assets	51,864	2,181	-	-	54,045

(a)	Represents amounts that did not impact earnings.

S-2