Form 10-Q
period 2015-12-26
SUBURBAN PROPANE PARTNERS LP
filed 2016-02-04
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2015

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

At February 1, 2016, there were 60,744,727 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•

Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s most recent Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 26,	September 26,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$56,462	$152,338
Accounts receivable, less allowance for doubtful accounts of $3,295 and $3,520, respectively	88,781	59,929
Inventories	51,887	47,686
Other current assets	20,782	13,460
Total current assets	217,912	273,413
Property, plant and equipment, net	776,500	781,058
Goodwill	1,102,139	1,087,429
Other intangible assets, net	321,984	307,789
Other assets	34,482	36,041
Total assets	$2,453,017	$2,485,730
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$45,860	$34,922
Accrued employment and benefit costs	20,992	29,236
Customer deposits and advances	100,312	105,147
Accrued interest	19,144	16,382
Other current liabilities	27,235	24,659
Total current liabilities	213,543	210,346
Long-term borrowings	1,240,392	1,241,107
Accrued insurance	47,443	43,653
Other liabilities	90,494	92,304
Total liabilities	1,591,872	1,587,410
Commitments and contingencies
Partners’ capital:
Common Unitholders (60,745 and 60,531 units issued and outstanding at December 26, 2015 and September 26, 2015, respectively)	908,559	947,203
Accumulated other comprehensive loss	(47,414)	(48,883)
Total partners’ capital	861,145	898,320
Total liabilities and partners’ capital	$2,453,017	$2,485,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 26,	December 27,
	2015	2014
Revenues
Propane	$231,475	$354,650
Fuel oil and refined fuels	20,688	38,930
Natural gas and electricity	11,674	15,967
All other	12,020	13,397
	275,857	422,944
Costs and expenses
Cost of products sold	92,506	187,921
Operating	104,871	107,117
General and administrative	15,498	19,309
Depreciation and amortization	31,638	32,629
	244,513	346,976
Operating income	31,344	75,968
Interest expense, net	18,893	19,999
Income before provision for income taxes	12,451	55,969
Provision for income taxes	185	162
Net income	$12,266	$55,807
Net income per Common Unit - basic	$0.20	$0.92
Weighted average number of Common Units outstanding - basic	60,745	60,523
Net income per Common Unit - diluted	$0.20	$0.92
Weighted average number of Common Units outstanding - diluted	60,961	60,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 26,	December 27,
	2015	2014
Net income	$12,266	$55,807
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	177	(227)
Reclassification of realized losses on cash flow hedges into earnings	333	357
Amortization of net actuarial losses and prior service credits into earnings	959	959
Other comprehensive income	1,469	1,089
Total comprehensive income	$13,735	$56,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 26,	December 27,
	2015	2014
Cash flows from operating activities:
Net income	$12,266	$55,807
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	31,638	32,629
Other, net	2,881	2,896
Changes in assets and liabilities:
Accounts receivable	(28,177)	(50,108)
Inventories	(3,978)	4,106
Other current and noncurrent assets	(6,823)	(18,568)
Accounts payable	11,812	6,539
Accrued employment and benefit costs	(8,244)	728
Customer deposits and advances	(4,835)	(14,758)
Other current and noncurrent liabilities	3,811	14,334
Net cash provided by operating activities	10,351	33,605
Cash flows from investing activities:
Capital expenditures	(12,952)	(7,935)
Acquisition of businesses	(41,250)	(6,000)
Proceeds from sale of property, plant and equipment	1,697	2,482
Net cash (used in) investing activities	(52,505)	(11,453)
Cash flows from financing activities:
Partnership distributions	(53,722)	(52,777)
Net cash (used in) financing activities	(53,722)	(52,777)
Net decrease in cash and cash equivalents	(95,876)	(30,625)
Cash and cash equivalents at beginning of period	152,338	92,639
Cash and cash equivalents at end of period	$56,462	$62,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320
Net income		12,266		12,266
Other comprehensive income			1,469	1,469
Partnership distributions		(53,722)		(53,722)
Common Units issued under Restricted Unit Plans	214
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		2,812		2,812
Balance at December 26, 2015	60,745	$908,559	$(47,414)	$861,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,744,727 Common Units outstanding at December 26, 2015.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses.  In October 2014 and October 2015, the Society of Actuaries (“SOA”) issued new mortality tables and a new mortality improvement scale.  The Partnership uses SOA and other actuarial life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

Recently Issued Accounting Pronouncements.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of original issue debt discounts.  ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be the Partnership’s first quarter of fiscal year 2017.  In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.  Other than the reclassification of existing unamortized debt issuance costs on the balance sheet, the adoption of ASU 2015-03 and ASU 2015-15 will have no impact on the Partnership’s results of operations or cash flows.

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

3.	Acquisition of Business

On December 15, 2015, the Operating Partnership acquired the assets of Propane USA Distribution, LLC (“Propane USA”), a propane marketer headquartered in Margate, Florida, and its affiliate companies, for $45,000, of which $41,250 was paid as of December 26, 2015.  The remainder of the purchase price will be funded in accordance with the terms of certain non-compete agreements.  The acquisition of Propane USA was consummated pursuant to the Partnership’s strategic growth initiative and was funded entirely from cash on hand.  The purchase price allocation and results of operations of Propane USA were not material to the Partnership’s consolidated financial position and statement of operations.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 26, 2015 and September 26, 2015, respectively:

	As of December 26, 2015		As of September 26, 2015
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$3,992	Other current assets	$7,013
	Other assets	—	Other assets	485
		$3,992		$7,498

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$792	Other current liabilities	$1,112
	Other liabilities	10	Other liabilities	200
		$802		$1,312
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$809	Other current liabilities	$—
	Other liabilities	—	Other liabilities	2,567
		$809		$2,567

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 26, 2015		December 27, 2014
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$2,781	$347	$1,512	$—
Beginning balance realized during the period	(820)	(21)	(304)	—
Contracts purchased during the period	223	—	589	12
Change in the fair value of outstanding contracts	(38)	(103)	3,500	—
Ending balance of over-the-counter options	$2,146	$223	$5,297	$12

As of December 26, 2015 and September 26, 2015, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three months ended December 26, 2015 and December 27, 2014 are as follows:

	Three Months Ended December 26, 2015			Three Months Ended December 27, 2014
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$177	Interest expense	$(333)	$(227)	Interest expense	$(357)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(1,210)		Cost of products sold	$9,505

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 26, 2015
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,004	$(2,012)	$3,992
Interest rate swap	845	(845)	—
	$6,849	$(2,857)	$3,992

Liability Derivatives
Commodity-related derivatives	$2,821	$(2,012)	$809
Interest rate swap	1,647	(845)	802
	$4,468	$(2,857)	$1,611

	As of September 26, 2015
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$13,063	$(5,565)	$7,498
Interest rate swap	740	(740)	—
	$13,803	$(6,305)	$7,498

Liability Derivatives
Commodity-related derivatives	$8,132	$(5,565)	$2,567
Interest rate swap	2,052	(740)	1,312
	$10,184	$(6,305)	$3,879

The Partnership had $2,410 and $553 posted cash collateral as of December 26, 2015 and September 26, 2015, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	December 26,	September 26,
	2015	2015
7.375% senior notes due August 1, 2021	$334,929	$363,922
5.5% senior notes due June 1, 2024	433,125	498,750
5.75% senior notes due March 1, 2025	221,500	241,250
	$989,554	$1,103,922

5.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	December 26,	September 26,
	2015	2015
Propane, fuel oil and refined fuels and natural gas	$49,876	$45,918
Appliances	2,011	1,768
	$51,887	$47,686

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2015
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,075,091	$4,438	$7,900	$1,087,429

Goodwill acquired during fiscal 2016 (1)	$14,710	$—	$—	$14,710

Balance as of December 26, 2015
Goodwill	$1,089,801	$10,900	$7,900	$1,108,601
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,089,801	$4,438	$7,900	$1,102,139

Other intangible assets consist of the following:

	As of
	December 26,	September 26,
	2015	2015
Customer relationships (1)	$496,577	$471,829
Non-compete agreements (1)	31,040	27,815
Tradenames	3,482	3,482
Other	1,967	1,967
	533,066	505,093

Less: accumulated amortization
Customer relationships	(186,714)	(173,823)
Non-compete agreements	(20,077)	(19,337)
Tradenames	(3,193)	(3,069)
Other	(1,098)	(1,075)
	(211,082)	(197,304)
	$321,984	$307,789

(1)	Increases reflect the Propane USA acquisition (Note 3).

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 215,891 and 273,111 units for the three months ended December 26, 2015 and December 27, 2014,     respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 26,	September 26,
	2015	2015
7.375% senior notes, due August 1, 2021, including unamortized premium of $19,212 and $19,927, respectively	$365,392	$366,107
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
Revolving Credit Facility, due January 5, 2017	100,000	100,000
	$1,240,392	$1,241,107

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

On August 2, 2013, the Partnership repurchased, pursuant to an optional redemption, $133,400 of its 2021 Senior Notes using net proceeds from the May 2013 public offering of Common Units and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units.  In addition, on August 6, 2013, the Partnership repurchased $23,863 of 2021 Senior Notes in a private transaction using cash on hand.

On May 27, 2014, the Partnership repurchased and satisfied and discharged all of its 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes, as defined below, and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $11,589 consisting of $31,633 for the redemption premium and related fees, as well as the write-off of $5,230 and ($25,274) in unamortized debt origination costs and unamortized premium, respectively.

2020 Senior Notes

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”).  The 2020 Senior Notes were issued at 99.136% of the principal amount and require semi-annual interest payments in March and September.

On February 25, 2015, the Partnership repurchased and satisfied and discharged all of its previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes, as defined below, and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $15,072 consisting of $11,124 for the redemption premium and related fees, as well as the write-off of $2,855 and $1,093 in unamortized debt origination costs and unamortized discount, respectively.

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

The Partnership’s obligations under the 2021 Senior Notes, 2024 Senior Notes and 2025 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness.  The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership.  The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes.  The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the respective indentures, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of December 26, 2015 and September 26, 2015.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

The amendment on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 4.75 to 1.0 as of the end of any fiscal quarter (or 5.0 to 1.0 during an acquisition period (“Acquisition Period”) as defined in the Amended Credit Agreement).  As a result of the Propane USA acquisition, the Partnership was in an Acquisition Period and was subject to a consolidated leverage ratio of 5.0 to 1.0 for the first quarter of fiscal 2016 and that will remain the effective covenant through and including the third quarter of fiscal 2016 pursuant to the Amended Credit Agreement.  The amendment on May 9, 2014 made certain technical amendments with respect to agreements related to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility.  As of December 26, 2015, the interest rate for the Revolving Credit Facility was approximately 2.6%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of December 26, 2015, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,183 which expire periodically through April 3, 2016.  Therefore, as of December 26, 2015 the Partnership had available borrowing capacity of $253,817 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 26, 2015.

The aggregate amounts of long-term debt maturities subsequent to December 26, 2015 are as follows: fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,121,180.

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

On January 21, 2016, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2016, payable on February 9, 2016 to holders of record on February 2,

2016.  The annualized distribution represents an increase of $0.05, or 1.4%, per Common Unit compared to the first quarter of fiscal 2015.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of December 26, 2015.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 26, 2015, the Partnership awarded 307,559 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,265.  The following is a summary of activity for the Restricted Unit Plan for the three months ended December 26, 2015:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2015	627,399	$31.87
Awarded	307,559	23.62
Forfeited	(1,500)	(23.60)
Issued	(213,657)	(35.78)
Outstanding December 26, 2015	719,801	$27.20

As of December 26, 2015, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $9,629.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense recognized under the Restricted Unit Plan, net of forfeitures, for the three months ended December 26, 2015 and December 27, 2014, was $2,812 and $2,890, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 26, 2015 and December 27, 2014 was ($191) and $1,198, respectively. As of December 26, 2015 and September 26, 2015, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,197 and $4,860, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 26, 2015 and September 26, 2015, the Partnership had accrued insurance liabilities of $60,763 and $57,083, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,783 as of December 26, 2015 and September 26, 2015.

Legal Matters.  The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane.  The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  During the first quarter of fiscal 2016, the Partnership settled a product liability matter for $3,000.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

12.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2023.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,840 as of December 26, 2015.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 26, 2015 and September 26, 2015.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 26,	December 27,
	2015	2014
Interest cost	$1,260	$1,282
Expected return on plan assets	(854)	(1,228)
Amortization of net loss (gain)	1,134	1,130
Net periodic benefit cost	$1,540	$1,184

	Postretirement Benefits
	Three Months Ended
	December 26,	December 27,
	2015	2014
Interest cost	$130	$144
Amortization of prior service credits	(100)	(122)
Amortization of net loss (gain)	(75)	(49)
Net periodic benefit cost	$(45)	$(27)

The Partnership expects to contribute approximately $700 to the defined benefit pension plan during fiscal 2016. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2016 is $1,025, of which $153 has been contributed during the three months ended December 26, 2015.

The Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 26, 2015 and September 26, 2015, the Partnership’s estimated obligation to these MEPPs was $17,995 and $18,041, respectively.  Due to the uncertainty regarding future factors that could trigger withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability or additional future withdrawal liability, if any.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended December 26, 2015 and December 27, 2014:

	Three Months Ended
	December 26,	December 27,
	2015	2014
Cash Flow Hedges
Balance, beginning of period	$(1,311)	$(1,540)
Other comprehensive income before reclassifications:
Unrealized gains (losses)	177	(227)
Reclassifications to earnings:
Realized losses (a)	333	357
Other comprehensive income	510	130
Balance, end of period	$(801)	$(1,410)

Pension Benefits
Balance, beginning of period	$(52,836)	$(49,034)
Reclassifications to earnings:
Amortization of net loss (b)	1,134	1,130
Other comprehensive income	1,134	1,130
Balance, end of period	$(51,702)	$(47,904)

Postretirement Benefits
Balance, beginning of period	$5,264	$4,669
Reclassifications to earnings:
Amortization of prior service credits (b)	(100)	(122)
Amortization of net gain (b)	(75)	(49)
Other comprehensive loss	(175)	(171)
Balance, end of period	$5,089	$4,498

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(48,883)	$(45,905)
Other comprehensive income before reclassifications	177	(227)
Reclassifications to earnings	1,292	1,316
Other comprehensive income	1,469	1,089
Balance, end of period	$(47,414)	$(44,816)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits”.

15.	Income Taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are not subject to income tax at the partnership level.  With the exception of those states that impose an entity-level income tax on partnerships, the taxable income or loss attributable to the Partnership, and to the Operating Partnership, which may vary substantially from the income (loss) before income taxes reported by the Partnership in the condensed consolidated statement of operations, are includable in the federal and state income tax returns of the Common Unitholders.  The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to each Common Unitholder’s basis in the Partnership.

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

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity.  The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit).  Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 26,	December 27,
	2015	2014
Revenues:
Propane	$231,475	$354,650
Fuel oil and refined fuels	20,688	38,930
Natural gas and electricity	11,674	15,967
All other	12,020	13,397
Total revenues	$275,857	$422,944

Operating income (loss):
Propane	$55,583	$103,076
Fuel oil and refined fuels	1,969	1,446
Natural gas and electricity	2,252	2,758
All other	(7,056)	(5,678)
Corporate	(21,404)	(25,634)
Total operating income	31,344	75,968

Reconciliation to net income:
Interest expense, net	18,893	19,999
Provision for income taxes	185	162
Net income	$12,266	$55,807

Depreciation and amortization:
Propane	$27,107	$27,079
Fuel oil and refined fuels	696	833
Natural gas and electricity	2	2
All other	82	80
Corporate	3,751	4,635
Total depreciation and amortization	$31,638	$32,629

	As of
	December 26,	September 26,
	2015	2015
Assets:
Propane	$2,261,541	$2,209,343
Fuel oil and refined fuels	59,527	58,077
Natural gas and electricity	15,141	13,253
All other	3,132	2,888
Corporate	113,676	202,169
Total assets	$2,453,017	$2,485,730

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 26, 2015. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2016 was $12.3 million, or $0.20 per Common Unit, compared to net income of $55.8 million, or $0.92 per Common Unit, in the prior year first quarter.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal 2016 amounted to $63.0 million, compared to $108.6 million in the prior year first quarter.

Net income and EBITDA for the first quarter of fiscal 2016 included a $3.0 million charge related to the settlement of a product liability matter. Net income and EBITDA for the first quarter of fiscal 2015 included $1.9 million in expenses related to the integration of Inergy Propane. Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $67.2 million for the first quarter of fiscal 2016, compared to Adjusted EBITDA of $101.0 million in the prior year first quarter.

In line with our business strategy, as announced on December 15, 2015, during the first quarter we acquired the assets of Propane USA (as disclosed in Item 1, Note 3 of this Quarterly Report), which expands our presence in southern Florida, an already strong market for us, and provides us with an opportunity to apply our operating model to enhance overall returns.

Retail propane gallons sold in the first quarter of fiscal 2016 decreased 24.7 million gallons, or 18.4%, to 109.8 million gallons compared to 134.5 million gallons in the prior year first quarter. Sales of fuel oil and other refined fuels decreased 2.7 million gallons, to 8.6 million gallons compared to 11.3 million gallons in the prior year first quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the month of December 2015 and the first quarter of fiscal 2016 were the warmest on record.  Overall, average temperatures for the first quarter of fiscal 2016 were 25% warmer than normal and 17% warmer than the prior year first quarter.

Revenues of $275.9 million decreased $147.1 million, or 34.8%, compared to the prior year first quarter, primarily due to lower retail propane and fuel oil volumes sold as well as lower retail selling prices associated with lower wholesale product costs. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 44.8% and 41.0% lower than the prior year first quarter, respectively. Cost of products sold for the first quarter of fiscal 2016 of $92.5 million decreased $95.4 million, or 50.8%, compared to $187.9 million in the prior year first quarter, primarily due to lower wholesale product costs and lower volumes sold. Cost of products sold for the first quarter of fiscal 2016 included a $1.2 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $9.5 million unrealized (non-cash) gain in the prior year first quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $120.4 million for the first quarter of fiscal 2016 were $6.1 million, or 4.8%, lower than the prior year first quarter, primarily due to operating efficiencies resulting in continued savings in payroll and benefit related expenses and vehicle expenses, as well as lower variable costs based on volumes sold.  Depreciation and amortization expense of $31.6 million decreased $1.0 million, or 3.0%, primarily due to the acceleration of depreciation expense recorded in the prior year first quarter for assets taken out of service. Net interest expense of $18.9 million decreased $1.1 million, or 5.5%, primarily due to savings from the refinancing of certain of our senior notes completed in the second quarter of fiscal 2015.

As previously announced on January 21, 2016, our Board of Supervisors had declared a quarterly distribution of $0.8875 per Common Unit for the three months ended December 26, 2015. On an annualized basis, this distribution rate equates to $3.55 per Common Unit, an increase of 1.4% compared to the annualized rate at the end of the prior year first quarter.  The distribution is payable on February 9, 2016 to Common Unitholders of record as of February 2, 2016.

From a liquidity perspective, we funded all of our working capital needs and the acquisition of Propane USA from cash on hand without the need to borrow under our revolving credit facility during the first quarter of fiscal 2016.  Our anticipated cash requirements for the remainder of fiscal 2016 include: (i) maintenance and growth capital expenditures of approximately $22.0 million; (ii) interest and income tax payments of approximately $58.9 million; and (iii) cash distributions of approximately $161.8 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  Based on our current cash position of $56.5 million as of December 26, 2015, availability of funds under our Revolving Credit facility (unused borrowing capacity under our Revolving Credit Facility of $253.8 million as of December 26, 2015) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 26, 2015 Compared to Three Months Ended December 27, 2014

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	December 26,	December 27,		Percent
	2015	2014	Decrease	Decrease
Revenues
Propane	$231,475	$354,650	$(123,175)	(34.7)%
Fuel oil and refined fuels	20,688	38,930	(18,242)	(46.9)%
Natural gas and electricity	11,674	15,967	(4,293)	(26.9)%
All other	12,020	13,397	(1,377)	(10.3)%
Total revenues	$275,857	$422,944	$(147,087)	(34.8)%
Retail gallons sold
Propane	109,764	134,534	(24,770)	(18.4)%
Fuel oil and refined fuels	8,565	11,261	(2,696)	(23.9)%

Total revenues decreased $147.1 million, or 34.8%, to $275.9 million for the first quarter of fiscal 2016 compared to $422.9 million for the prior year first quarter primarily due to lower volumes sold driven by record warm temperatures throughout the period, combined with lower average selling prices.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for the month of December and the first quarter of fiscal 2016 were the warmest on record.  Overall, average temperatures for the first quarter of fiscal 2016 were 25% warmer than normal and 17% warmer than the prior year first quarter.

Revenues from the distribution of propane and related activities of $231.5 million decreased $123.2 million, or 34.7%, compared to the prior year first quarter primarily due to lower retail propane volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 24.8 million gallons, or 18.4%, resulting in a $62.0 million decrease in revenues.  Average propane selling prices decreased 21.1% associated with lower wholesale propane costs, resulting in a $58.0 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $14.9 million, which decreased $3.2 million.

Revenues from the distribution of fuel oil and refined fuels of $20.7 million decreased $18.2 million, or 46.9%, compared to the prior year first quarter primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels gallons sold decreased 2.7 million gallons, or 23.9%, resulting in a $9.2 million decrease in revenues.  The decrease in volumes sold was primarily due to the impact of the record warm weather trends discussed above, particularly in the northeast region of the country in which the majority of our fuel oil customers reside.  Average selling prices in our fuel oil and refined fuels segment decreased 30.3%, resulting in a $9.0 million decrease in revenues.

Revenues in our natural gas and electricity segment of $11.7 million decreased $4.3 million, or 26.9%, compared to the prior year first quarter, primarily due to lower average selling prices and lower natural gas volumes sold.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	December 26,	December 27,		Percent
	2015	2014	Decrease	Decrease
Cost of products sold
Propane	$67,903	$142,936	$(75,033)	(52.5)%
Fuel oil and refined fuels	13,185	29,832	(16,647)	(55.8)%
Natural gas and electricity	7,294	10,742	(3,448)	(32.1)%
All other	4,124	4,411	(287)	(6.5)%
Total cost of products sold	$92,506	$187,921	$(95,415)	(50.8)%
As a percent of total revenues	33.5%	44.4%

The cost of products sold reported in the condensed consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, and natural gas and electricity sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers.  Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products.

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

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) were relatively stable during the first quarter of fiscal 2016 and considerably lower than in the prior year first quarter as a result of the decline in propane prices experienced during fiscal 2015.  Overall, average posted propane and fuel oil prices were 44.8% and 41.0% lower than the prior year first quarter, respectively.  The net change in the fair value of derivative instruments during the period resulted in a $1.2 million unrealized (non-cash) loss compared to an unrealized (non-cash) gain of $9.5 million in the first quarter of 2015, resulting in an increase of $10.7 million in cost of products sold compared to the prior year first quarter, of which $10.3 million was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $67.9 million decreased $75.0 million, or 52.5%, compared to the prior year first quarter, primarily due to lower average wholesale costs and, to a lesser extent, lower volumes sold.  Lower average propane costs and lower propane volumes sold resulted in decreases of $53.8 million and $28.5 million, respectively, compared to the prior year first quarter.  Cost of products sold from other propane activities decreased $3.0 million compared to the prior year first quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $13.2 million decreased $16.6 million, or 55.8%, compared to the prior year first quarter.  Lower fuel oil and refined fuels wholesale costs and lower volumes sold resulted in decreases of $9.9 million and $7.1 million, respectively, compared to the prior year first quarter.

Cost of products sold in our natural gas and electricity segment of $7.3 million decreased $3.4 million, or 32.1%, compared to the prior year first quarter, primarily due to lower natural gas volumes sold and lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 10.9 percentage points to 33.5% from 44.4% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 26,	December 27,		Percent
	2015	2014	Decrease	Decrease
Operating expenses	$104,871	$107,117	$(2,246)	(2.1)%
As a percent of total revenues	38.0%	25.3%

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

Operating expenses of $104.9 million for the first quarter of fiscal 2016 decreased $2.2 million, or 2.1%, compared to $107.1 million in the prior year first quarter, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount and lower variable compensation associated with lower earnings, as well as lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet.  Operating expenses for the first quarter of fiscal 2016 included a charge of $3.0 million related to the settlement of a product liability legal matter, while the first quarter of fiscal 2015 included expenses of $1.5 million associated with the integration of the Inergy Propane operations.  These items were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 26,	December 27,		Percent
	2015	2014	Decrease	Decrease
General and administrative expenses	$15,498	$19,309	$(3,811)	(19.7)%
As a percent of total revenues	5.6%	4.6%

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

General and administrative expenses of $15.5 million for the first quarter of fiscal 2016 decreased $3.8 million, or 19.7%, compared to the prior year first quarter primarily due to lower variable compensation associated with lower earnings, and lower professional services fees as the prior year first quarter included accruals for an uninsured legal matter.  General and administrative expenses for the first quarter of fiscal 2015 included $0.4 million of professional services and other expenses associated with the integration of Inergy Propane.  This item was excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 26,	December 27,		Percent
	2015	2014	Decrease	Decrease
Depreciation and amortization	$31,638	$32,629	$(991)	(3.0)%
As a percent of total revenues	11.5%	7.7%

Depreciation and amortization expense of $31.6 million in the first quarter of fiscal 2016 decreased $1.0 million, primarily as a result of accelerated depreciation expense recorded in the prior year first quarter for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 26,	December 27,		Percent
	2015	2014	Decrease	Decrease
Interest expense, net	$18,893	$19,999	$(1,106)	(5.5)%
As a percent of total revenues	6.8%	4.7%

Net interest expense of $18.9 million decreased $1.1 million, or 5.5%, compared to the prior year first quarter primarily due to the refinancing of $250.0 million of 7.375% Senior Notes due 2020 with $250.0 million of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 26,	December 27,
	2015	2014
Net income	$12,266	$55,807
Add:
Provision for income taxes	185	162
Interest expense, net	18,893	19,999
Depreciation and amortization	31,638	32,629
EBITDA	62,982	108,597
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,210	(9,505)
Product liability settlement	3,000	—
Integration-related costs	—	1,913
Adjusted EBITDA	$67,192	$101,005

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2016 and fiscal 2015 was $10.4 million and $33.6 million, respectively.  The decrease in net cash provided by operating activities was primarily attributable to lower earnings (discussed above), partially offset by a substantial decrease in working capital requirements during the first quarter of fiscal 2016 stemming from the decline in wholesale product costs.

Investing Activities.  Net cash used in investing activities of $52.5 million for the first quarter of fiscal 2016 consisted of $41.2 million for the acquisition of Propane USA and capital expenditures of $13.0 million (including approximately $8.3 million to support the growth of operations and $4.7 million for maintenance expenditures), partially offset by $1.7 million in net proceeds from the sale of property, plant and equipment.

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

Financing Activities.  Net cash used in financing activities for the first quarter of fiscal 2016 of $53.7 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2015.  Net cash used in financing activities for the first quarter of fiscal 2015 of $52.8 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 26, 2015, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $19.2 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to December 26, 2015 are as follows: fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,121.2 million.

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

On January 21, 2016, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the first quarter of fiscal 2016, payable on February 9, 2016 to holders of record on February 2, 2016.  This distribution rate represents an increase of 1.4% compared to the annualized rate at the end of the prior year first quarter.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000.  At December 26, 2015, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $43.2 million and $17.9 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 26, 2015, we had accrued insurance liabilities of $60.8 million, and an insurance recovery asset of $15.8 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

See Item 1, Note 11, Legal Matters subsection of this Quarterly Report.

Off-Balance Sheet Arrangements

Guarantees

See Item 1, Note 12 of this Quarterly Report.

Recently Issued Accounting Pronouncements.

See Item 1, Note 2, Recently Issued Accounting Pronouncements subsection of this Quarterly Report.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  We manage our interest rate risk by entering into interest rate swap agreements.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 26, 2015, the fair value of the interest rate swaps was a net liability of $0.8 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

A.	The fair value of open positions as of December 26, 2015.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of December 26, 2015 indicates a decrease in potential future net gains of $1.1 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 26, 2015.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 26, 2015, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 26, 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 11, Legal Matters subsection to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

SUBURBAN PROPANE PARTNERS, L.P.

February 4, 2016	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 4, 2016	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller