Form 10-Q
period 2016-03-26
SUBURBAN PROPANE PARTNERS LP
filed 2016-05-05
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2016

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

At May 2, 2016, there were 60,776,271 Common Units of Suburban Propane Partners, L.P. outstanding.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 26,	September 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$58,682	$152,338
Accounts receivable, less allowance for doubtful accounts of $3,601 and $3,520, respectively	100,413	59,929
Inventories	45,148	47,686
Other current assets	20,633	13,460
Total current assets	224,876	273,413
Property, plant and equipment, net	769,545	781,058
Goodwill	1,102,139	1,087,429
Other intangible assets, net	307,415	307,789
Other assets	35,716	36,041
Total assets	$2,439,691	$2,485,730
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$35,836	$34,922
Accrued employment and benefit costs	16,597	29,236
Customer deposits and advances	66,032	105,147
Accrued interest	15,672	16,382
Other current liabilities	27,872	24,659
Total current liabilities	162,009	210,346
Long-term borrowings	1,239,662	1,241,107
Accrued insurance	43,712	43,653
Other liabilities	91,041	92,304
Total liabilities	1,536,424	1,587,410
Commitments and contingencies
Partners’ capital:
Common Unitholders (60,753 and 60,531 units issued and outstanding at March 26, 2016 and September 26, 2015, respectively)	949,238	947,203
Accumulated other comprehensive loss	(45,971)	(48,883)
Total partners’ capital	903,267	898,320
Total liabilities and partners’ capital	$2,439,691	$2,485,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 26,	March 28,
	2016	2015
Revenues
Propane	$348,216	$498,616
Fuel oil and refined fuels	28,814	60,426
Natural gas and electricity	15,962	28,281
All other	11,148	12,066
	404,140	599,389
Costs and expenses
Cost of products sold	137,009	253,667
Operating	107,560	120,465
General and administrative	15,208	20,437
Depreciation and amortization	33,150	33,229
	292,927	427,798
Operating income	111,213	171,591
Loss on debt extinguishment	292	15,072
Interest expense, net	18,852	19,711
Income before provision for income taxes	92,069	136,808
Provision for income taxes	58	174
Net income	$92,011	$136,634
Net income per Common Unit - basic	$1.51	$2.26
Weighted average number of Common Units outstanding - basic	60,857	60,573
Net income per Common Unit - diluted	$1.51	$2.24
Weighted average number of Common Units outstanding - diluted	61,135	60,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 26,	March 28,
	2016	2015
Revenues
Propane	$579,691	$853,266
Fuel oil and refined fuels	49,502	99,356
Natural gas and electricity	27,636	44,248
All other	23,168	25,463
	679,997	1,022,333
Costs and expenses
Cost of products sold	229,515	441,588
Operating	212,431	227,582
General and administrative	30,706	39,746
Depreciation and amortization	64,788	65,858
	537,440	774,774
Operating income	142,557	247,559
Loss on debt extinguishment	292	15,072
Interest expense, net	37,745	39,710
Income before provision for income taxes	104,520	192,777
Provision for income taxes	243	336
Net income	$104,277	$192,441
Net income per Common Unit - basic	$1.72	$3.18
Weighted average number of Common Units outstanding - basic	60,802	60,536
Net income per Common Unit - diluted	$1.71	$3.16
Weighted average number of Common Units outstanding - diluted	61,072	60,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Net income	$92,011	$136,634	$104,277	$192,441
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(117)	(500)	60	(727)
Reclassification of realized losses on cash flow hedges into earnings	259	344	592	701
Amortization of net actuarial losses and prior service credits into earnings	1,301	959	2,260	1,918
Other comprehensive income	1,443	803	2,912	1,892
Total comprehensive income	$93,454	$137,437	$107,189	$194,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 26,	March 28,
	2016	2015
Cash flows from operating activities:
Net income	$104,277	$192,441
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	64,788	65,858
Loss on debt extinguishment	292	15,072
Other, net	5,471	5,834
Changes in assets and liabilities:
Accounts receivable	(39,809)	(90,045)
Inventories	2,761	32,063
Other current and noncurrent assets	(6,541)	(10,588)
Accounts payable	1,796	911
Accrued employment and benefit costs	(12,639)	3,233
Customer deposits and advances	(39,115)	(55,744)
Other current and noncurrent liabilities	(794)	902
Net cash provided by operating activities	80,487	159,937
Cash flows from investing activities:
Capital expenditures	(24,705)	(19,903)
Acquisition of businesses	(42,195)	(6,500)
Proceeds from sale of property, plant and equipment	2,996	4,867
Net cash (used in) investing activities	(63,904)	(21,536)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	100,000	—
Repayment of borrowings under revolving credit facility	(100,000)	—
Proceeds from long-term borrowings	—	250,000
Repayment of long-term borrowings (includes premium and fees)	—	(260,777)
Issuance costs associated with long-term borrowings	(2,606)	(4,518)
Partnership distributions	(107,633)	(105,679)
Net cash (used in) financing activities	(110,239)	(120,974)
Net (decrease) increase in cash and cash equivalents	(93,656)	17,427
Cash and cash equivalents at beginning of period	152,338	92,639
Cash and cash equivalents at end of period	$58,682	$110,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320
Net income		104,277		104,277
Other comprehensive income			2,912	2,912
Partnership distributions		(107,633)		(107,633)
Common Units issued under Restricted Unit Plans	222
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		5,391		5,391
Balance at March 26, 2016	60,753	$949,238	$(45,971)	$903,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,752,827 Common Units outstanding at March 26, 2016.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Recently Issued Accounting Pronouncements.  In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal year 2018. Early adoption of ASU 2016-09 is permitted. The Partnership is currently evaluating the impact that the standard will have on the Partnership’s results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2018, which will be the Partnership’s first quarter of fiscal year 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Partnership is currently evaluating the impact of adopting ASU 2016-02 on the Partnership’s results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of original issue debt discounts.  ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be the Partnership’s first quarter of fiscal year 2017.  In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.  Other than the reclassification of existing unamortized debt issuance costs on the balance sheet, the adoption of ASU 2015-03 and ASU 2015-15 will have no impact on the Partnership’s results of operations or cash flows.

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

On December 15, 2015, the Operating Partnership acquired the assets of Propane USA Distribution, LLC (“Propane USA”), a propane marketer headquartered in Margate, Florida, and its affiliate companies, for $45,000 plus working capital acquired, of which $42,195 was paid as of March 26, 2016.  The remainder of the purchase price will be funded in accordance with the terms of certain non-compete agreements.  The acquisition of Propane USA was consummated pursuant to the Partnership’s strategic growth initiatives and was funded entirely from cash on hand.  The purchase price allocation and results of operations of Propane USA were not material to the Partnership’s consolidated financial position and statement of operations.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 26, 2016 and September 26, 2015, respectively:

	As of March 26, 2016		As of September 26, 2015
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,399	Other current assets	$7,013
	Other assets	834	Other assets	485
		$3,233		$7,498

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$660	Other current liabilities	$1,112
	Other liabilities	—	Other liabilities	200
		$660		$1,312
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,882	Other current liabilities	$—
	Other liabilities	200	Other liabilities	2,567
		$2,082		$2,567

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 26, 2016		March 28, 2015
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$2,781	$347	$1,512	$—
Beginning balance realized during the period	(1,738)	(96)	(910)	—
Contracts purchased during the period	173	—	461	—
Change in the fair value of outstanding contracts	(479)	(201)	2,755	—
Ending balance of over-the-counter options	$737	$50	$3,818	$—

As of March 26, 2016 and September 26, 2015, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and six months ended March 26, 2016 and March 28, 2015 are as follows:

	Three Months Ended March 26, 2016			Three Months Ended March 28, 2015
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(117)	Interest expense	$(259)	$(500)	Interest expense	$(344)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(739)		Cost of products sold	$(7,433)

	Six Months Ended March 26, 2016			Six Months Ended March 28, 2015
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$60	Interest expense	$(592)	$(727)	Interest expense	$(701)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(1,949)		Cost of products sold	$2,072

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 26, 2016			As of September 26, 2015
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$5,163	$(1,930)	$3,233	$13,063	$(5,565)	$7,498
Interest rate swap	589	(589)	—	740	(740)	—
	$5,752	$(2,519)	$3,233	$13,803	$(6,305)	$7,498

Liability Derivatives
Commodity-related derivatives	$4,012	$(1,930)	$2,082	$8,132	$(5,565)	$2,567
Interest rate swap	1,249	(589)	660	2,052	(740)	1,312
	$5,261	$(2,519)	$2,742	$10,184	$(6,305)	$3,879

The Partnership had $1,387 and $553 posted cash collateral as of March 26, 2016 and September 26, 2015, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	March 26,	September 26,
	2016	2015
7.375% senior notes due August 1, 2021	$347,045	$363,922
5.5% senior notes due June 1, 2024	504,000	498,750
5.75% senior notes due March 1, 2025	240,000	241,250
	$1,091,045	$1,103,922

5.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	March 26,	September 26,
	2016	2015
Propane, fuel oil and refined fuels and natural gas	$43,301	$45,918
Appliances	1,847	1,768
	$45,148	$47,686

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2015
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,075,091	$4,438	$7,900	$1,087,429

Goodwill acquired during fiscal 2016 (1)	$14,710	$—	$—	$14,710

Balance as of March 26, 2016
Goodwill	$1,089,801	$10,900	$7,900	$1,108,601
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,089,801	$4,438	$7,900	$1,102,139

Other intangible assets consist of the following:

	As of
	March 26,	September 26,
	2016	2015
Customer relationships (1)	$496,577	$471,829
Non-compete agreements (1)	31,040	27,815
Tradenames	3,482	3,482
Other	1,967	1,967
	533,066	505,093

Less: accumulated amortization
Customer relationships	(200,292)	(173,823)
Non-compete agreements	(20,921)	(19,337)
Tradenames	(3,317)	(3,069)
Other	(1,121)	(1,075)
	(225,651)	(197,304)
	$307,415	$307,789

(1)	Increases reflect the Propane USA acquisition (Note 3).

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 277,435 and 270,360 units for the three and six months ended March 26, 2016, respectively, and 343,922 and 320,398 units for the three and six months ended March 28, 2015, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 26,	September 26,
	2016	2015
7.375% senior notes, due August 1, 2021, including unamortized premium of $18,482 and $19,927, respectively	$364,662	$366,107
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
Revolving Credit Facility, due March 3, 2021	100,000	—
Revolving Credit Facility, due January 5, 2017	—	100,000
	$1,239,662	$1,241,107

Senior Notes.

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496,557 in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the acquisition of the retail propane assets and operations of Inergy, L.P. (“Inergy Propane”).  Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the acquisition date as they were issued in exchange for Inergy L.P.’s outstanding notes, not for cash.  The 2021 Senior Notes require semi-annual interest payments in February and August.  On December 19, 2012, the Partnership completed an offer to exchange its then-outstanding unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021, respectively, that have been registered under the Securities Act of 1933, as amended.

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

Credit Agreement.  On March 3, 2016 the Partnership and the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of March 26, 2016.  As of September 26, 2015, $100,000 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility of the Amended Credit Agreement.  The Amended Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit commitments from $400,000 to $500,000.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the Amended Credit Agreement, the Partnership recognized a non-cash charge of $292 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

The Amended Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter and (b) prohibiting the total consolidated leverage ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.5 to 1.0 as of the end of any fiscal quarter.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility.  As of March 26, 2016, the interest rate for the Revolving Credit Facility was approximately 2.9%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the previous credit agreement, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000, an effective date of June 25, 2013 and a termination date of January 5, 2017.  Under this interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.  The interest rate swap has been designated as a cash flow hedge.

In addition, at the time the March 3, 2016 Amended Credit Agreement was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.  As of March 26, 2016, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,183 which expire periodically through April 3, 2017.  Therefore, as of March 26, 2016 the Partnership had available borrowing capacity of $353,817 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 26, 2016.

The aggregate amounts of long-term debt maturities subsequent to March 26, 2016 are as follows: fiscal 2016: $-0-; fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,221,180.

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

On April 21, 2016, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2016, payable on May 10, 2016 to holders of record on May 3, 2016.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of March 26, 2016.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 26, 2016, the Partnership awarded 307,559 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,265.  The following is a summary of activity for the Restricted Unit Plan for the six months ended March 26, 2016:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2015	627,399	$31.87
Awarded	307,559	23.62
Forfeited	(1,500)	(23.60)
Issued	(221,757)	(35.64)
Outstanding March 26, 2016	711,701	$27.15

As of March 26, 2016, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $7,050.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense recognized under the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 26, 2016 was $2,579 and $5,391, respectively and $2,613 and $5,503 for the three and six months ended March 28, 2015, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 26, 2016 was ($539) and ($730), respectively, and $556 and $1,754 for the three and six months ended March 28, 2015, respectively. As of March 26, 2016 and September 26, 2015, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $2,658 and $4,860, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 26, 2016 and September 26, 2015, the Partnership had accrued insurance liabilities of $57,343 and $57,083, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,960 and $15,783 as of March 26, 2016 and September 26, 2015, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2023.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $13,003 as of March 26, 2016.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 26, 2016 and September 26, 2015.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Interest cost	$1,260	$1,282	$2,521	$2,564
Expected return on plan assets	(854)	(1,228)	(1,709)	(2,457)
Amortization of net loss (gain)	1,475	1,131	2,609	2,261
Net periodic benefit cost	$1,881	$1,185	$3,421	$2,368

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Interest cost	$130	$143	$260	$288
Amortization of prior service credits	(100)	(123)	(200)	(245)
Amortization of net loss (gain)	(74)	(49)	(149)	(98)
Net periodic benefit (income)	$(44)	$(29)	$(89)	$(55)

The Partnership expects to contribute approximately $700 to the defined benefit pension plan during fiscal 2016. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2016 is $1,025, of which $407 has been contributed during the six months ended March 26, 2016.

The Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 26, 2016 and September 26, 2015, the Partnership’s estimated obligation to these MEPPs was $17,949 and $18,041, respectively.  Due to the uncertainty regarding future factors that could trigger withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability or additional future withdrawal liability, if any.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended March 26, 2016 and March 28, 2015:

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Cash Flow Hedges
Balance, beginning of period	$(801)	$(1,410)	$(1,311)	$(1,540)
Other comprehensive income before reclassifications:
Unrealized (losses) gains	(117)	(500)	60	(727)
Reclassifications to earnings:
Realized losses (a)	259	344	592	701
Other comprehensive income	142	(156)	652	(26)
Balance, end of period	$(659)	$(1,566)	$(659)	$(1,566)

Pension Benefits
Balance, beginning of period	$(51,702)	$(47,904)	$(52,836)	$(49,034)
Reclassifications to earnings:
Amortization of net loss (b)	1,475	1,131	2,609	2,261
Other comprehensive income	1,475	1,131	2,609	2,261
Balance, end of period	$(50,227)	$(46,773)	$(50,227)	$(46,773)

Postretirement Benefits
Balance, beginning of period	$5,089	$4,498	$5,264	$4,669
Reclassifications to earnings:
Amortization of prior service credits (b)	(100)	(123)	(200)	(245)
Amortization of net gain (b)	(74)	(49)	(149)	(98)
Other comprehensive loss	(174)	(172)	(349)	(343)
Balance, end of period	$4,915	$4,326	$4,915	$4,326

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(47,414)	$(44,816)	$(48,883)	$(45,905)
Other comprehensive income before reclassifications	(117)	(500)	60	(727)
Reclassifications to earnings	1,560	1,303	2,852	2,619
Other comprehensive income	1,443	803	2,912	1,892
Balance, end of period	$(45,971)	$(44,013)	$(45,971)	$(44,013)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits”.

15.	Income Taxes

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

16.	Subsequent Event

On April 22, 2016, the Operating Partnership sold certain assets and operations in a non-strategic market of the propane segment for $26,000, including $5,000 that will be received over a five-year period.  The gain from the divestiture will be recognized during the third quarter of fiscal 2016.  The net assets and results of operations were not material to the Partnership’s results of operations, financial position and cash flows.

17.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Revenues:
Propane	$348,216	$498,616	$579,691	$853,266
Fuel oil and refined fuels	28,814	60,426	49,502	99,356
Natural gas and electricity	15,962	28,281	27,636	44,248
All other	11,148	12,066	23,168	25,463
Total revenues	$404,140	$599,389	$679,997	$1,022,333

Operating income (loss):
Propane	$129,277	$189,265	$184,860	$292,341
Fuel oil and refined fuels	6,470	9,434	8,439	10,880
Natural gas and electricity	4,444	7,457	6,696	10,215
All other	(5,812)	(5,289)	(12,868)	(10,967)
Corporate	(23,166)	(29,276)	(44,570)	(54,910)
Total operating income	111,213	171,591	142,557	247,559

Reconciliation to net income:
Loss on debt extinguishment	292	15,072	292	15,072
Interest expense, net	18,852	19,711	37,745	39,710
Provision for income taxes	58	174	243	336
Net income	$92,011	$136,634	$104,277	$192,441

Depreciation and amortization:
Propane	$27,518	$27,562	$54,625	$54,641
Fuel oil and refined fuels	686	728	1,382	1,561
Natural gas and electricity	1	2	3	4
All other	79	69	161	149
Corporate	4,866	4,868	8,617	9,503
Total depreciation and amortization	$33,150	$33,229	$64,788	$65,858

	As of
	March 26,	September 26,
	2016	2015
Assets:
Propane	$2,246,909	$2,209,343
Fuel oil and refined fuels	58,166	58,077
Natural gas and electricity	15,068	13,253
All other	2,510	2,888
Corporate	117,038	202,169
Total assets	$2,439,691	$2,485,730

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 26, 2016. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2016 was $92.0 million, or $1.51 per Common Unit, compared to net income of $136.6 million, or $2.26 per Common Unit, in the prior year second quarter.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2016 amounted to $144.1 million, compared to $189.7 million in the prior year second quarter.

Net income and EBITDA for the second quarter of fiscal 2016 included a loss on debt extinguishment of $0.3 million.  Net income and EBITDA for the second quarter of fiscal 2015 included a loss on debt extinguishment of $15.1 million and $2.1 million in expenses related to the integration of Inergy Propane.  Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both periods, Adjusted EBITDA (as defined and reconciled below) amounted to $145.1 million for the second quarter of fiscal 2016, compared to Adjusted EBITDA of $214.3 million in the prior year second quarter.

Record warm temperatures in the 2015-2016 heating season had a significant effect on customer demand for heating needs.  As a result, retail propane gallons sold in the second quarter of fiscal 2016 decreased 38.1 million gallons, or 19.1%, to 161.6 million gallons compared to 199.7 million gallons in the prior year second quarter.  Sales of fuel oil and other refined fuels decreased 6.6 million gallons, to 13.3 million gallons compared to 19.9 million gallons in the prior year second quarter.  According to the National Oceanic and Atmospheric Administration, the winter of 2015-2016 was the warmest on record in the contiguous United States.  Average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2016 were 13% warmer than normal and 20% warmer than the prior year second quarter.  Therefore, the period from October 2015 through March 2016 experienced heating degree days that were 18% warmer than normal and 19% warmer than the comparable prior year period.

Revenues of $404.1 million decreased $195.3 million, or 32.6%, compared to the prior year second quarter, primarily due to lower retail propane and fuel oil volumes sold as well as lower average retail selling prices associated with lower wholesale product costs.  Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 27.0% and 40.2% lower than the prior year second quarter, respectively.  Cost of products sold for the second quarter of fiscal 2016 of $137.0 million decreased $116.7 million, or 46.0%, compared to $253.7 million in the prior year second quarter, primarily due to lower wholesale product costs and lower volumes sold.  Cost of products sold for the second quarter of fiscal 2016 included a $0.7 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $7.4 million unrealized (non-cash) loss in the prior year second quarter.  These unrealized losses are excluded from Adjusted EBITDA for both periods in the table below.  Overall, total margins were negatively impacted by the relatively low wholesale cost environment and the lower mix of heat-related volumes sold.

Our flexible cost structure helped mitigate a portion of the volume-related margin shortfall.  Combined operating and general and administrative expenses of $122.8 million for the second quarter of fiscal 2016 were $18.1 million, or 12.8%, lower than the prior year second quarter, primarily due to savings in payroll and benefit related expenses from a lower headcount, as well as lower volume-related variable costs and continued operating efficiencies.  Net interest expense of $18.9 million decreased $0.9 million, or 4.4%, primarily due to savings from the refinancing of certain of our senior notes completed in the second quarter of fiscal 2015.

As previously announced on April 21, 2016, our Board of Supervisors had declared a quarterly distribution of $0.8875 per Common Unit for the three months ended March 26, 2016. On an annualized basis, this distribution rate equates to $3.55 per Common Unit.  The distribution is payable on May 10, 2016 to Common Unitholders of record as of May 3, 2016.

From a liquidity perspective, we funded all of our working capital needs and the acquisition of Propane USA from cash on hand without the need to borrow under our revolving credit facility during the first half of fiscal 2016.  Our anticipated cash requirements for the remainder of fiscal 2016 include: (i) maintenance and growth capital expenditures of approximately $10.3 million; (ii) interest and income tax payments of approximately $36.8 million; and (iii) cash distributions of approximately $107.8 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  Based on our current cash position of $58.7 million as of March 26, 2016, availability of funds under our Revolving Credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended March 26, 2016 Compared to Three Months Ended March 28, 2015

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Revenues
Propane	$348,216	$498,616	$(150,400)	(30.2)%
Fuel oil and refined fuels	28,814	60,426	(31,612)	(52.3)%
Natural gas and electricity	15,962	28,281	(12,319)	(43.6)%
All other	11,148	12,066	(918)	(7.6)%
Total revenues	$404,140	$599,389	$(195,249)	(32.6)%
Retail gallons sold
Propane	161,597	199,690	(38,093)	(19.1)%
Fuel oil and refined fuels	13,296	19,898	(6,602)	(33.2)%

Total revenues decreased $195.2 million, or 32.6%, to $404.1 million for the second quarter of fiscal 2016 compared to $599.4 million for the prior year second quarter primarily due to lower volumes sold driven by record warm temperatures, combined with lower average selling prices.  As discussed above, the winter of 2015-16 was the warmest on record in the contiguous United States.  Average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2016 were 13% warmer than normal and 20% warmer than the prior year second quarter.

Revenues from the distribution of propane and related activities of $348.2 million decreased $150.4 million, or 30.2%, compared to the prior year second quarter primarily due to lower retail propane volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 38.1 million gallons, or 19.1%, resulting in a $91.0 million decrease in revenues.  Average propane selling prices decreased 14.2% associated with lower wholesale propane costs, resulting in a $54.8 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $17.1 million, which decreased $4.6 million.

Revenues from the distribution of fuel oil and refined fuels of $28.8 million decreased $31.6 million, or 52.3%, compared to the prior year second quarter primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels gallons sold decreased 6.6 million gallons, or 33.2%, resulting in a $20.0 million decrease in revenues.  The decrease in volumes sold was primarily due to the impact of the warm weather trends discussed above, particularly in the northeast region of the country in which the majority of our fuel oil customers reside.  Average temperatures in our northeast service territories were approximately 30% warmer than the prior year second quarter.  Average selling prices in our fuel oil and refined fuels segment decreased 28.7% due to lower wholesale product costs, resulting in an $11.6 million decrease in revenues.

Revenues in our natural gas and electricity segment of $16.0 million decreased $12.3 million, or 43.6%, compared to the prior year second quarter, primarily due to lower volumes sold driven by the warm weather trends in the northeast discussed above and lower average selling prices.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Cost of products sold
Propane	$108,270	$189,818	$(81,548)	(43.0)%
Fuel oil and refined fuels	16,420	42,211	(25,791)	(61.1)%
Natural gas and electricity	8,995	17,824	(8,829)	(49.5)%
All other	3,324	3,814	(490)	(12.8)%
Total cost of products sold	$137,009	$253,667	$(116,658)	(46.0)%
As a percent of total revenues	33.9%	42.3%

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

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) trended downward for the first six weeks of the second quarter of fiscal 2016 and then rallied for the remainder of the quarter with prices reaching a high of $0.48 per gallon and a low of $0.29 per gallon, while still remaining considerably lower than in the prior year second quarter.  Overall, average posted propane and fuel oil prices were 27.0% and 40.2% lower than the prior year second quarter, respectively, and 8.3% and 21.1% lower than the first quarter of fiscal 2016, respectively.  The net change in the fair value of derivative instruments resulted in unrealized (non-cash) losses of $0.7 million and $7.4 million in the second quarter of 2016 and 2015, respectively, resulting in a decrease of $6.7 million in cost of products sold compared to the prior year second quarter, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $108.3 million decreased $81.5 million, or 43.0%, compared to the prior year second quarter, primarily due to lower average wholesale costs and lower volumes sold.  Lower average propane costs and lower propane volumes sold resulted in decreases of $40.8 million and $34.4 million, respectively, compared to the prior year second quarter.  Cost of products sold from other propane activities increased $0.4 million compared to the prior year second quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $16.4 million decreased $25.8 million, or 61.1%, compared to the prior year second quarter.  Lower fuel oil and refined fuels volumes sold and wholesale costs resulted in decreases of $14.0 million and $11.8 million, respectively, compared to the prior year second quarter.

Cost of products sold in our natural gas and electricity segment of $9.0 million decreased $8.8 million, or 49.5%, compared to the prior year second quarter, primarily due to lower volumes sold and lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 8.4 percentage points to 33.9% from 42.3% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices as well as the impact of the change in the fair value of derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Operating expenses	$107,560	$120,465	$(12,905)	(10.7)%
As a percent of total revenues	26.6%	20.1%

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

Operating expenses of $107.6 million for the second quarter of fiscal 2016 decreased $12.9 million, or 10.7%, compared to $120.5 million in the prior year second quarter, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount and lower variable compensation associated with lower earnings, lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet, and lower insurance expenses.  Operating expenses for the second quarter of fiscal 2015 included expenses of $1.5 million associated with the integration of the Inergy Propane operations.  This item was excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$15,208	$20,437	$(5,229)	(25.6)%
As a percent of total revenues	3.8%	3.4%

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

General and administrative expenses of $15.2 million for the second quarter of fiscal 2016 decreased $5.2 million, or 25.6%, compared to the prior year second quarter primarily due to lower variable compensation associated with lower earnings.  General and administrative expenses for the second quarter of fiscal 2015 included $0.6 million of professional services and other expenses associated with the integration of Inergy Propane.  This item was excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Depreciation and amortization	$33,150	$33,229	$(79)	(0.2)%
As a percent of total revenues	8.2%	5.5%

Depreciation and amortization expense of $33.2 million in the second quarter of fiscal 2016 was essentially flat to the prior year second quarter.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Interest expense, net	$18,852	$19,711	$(859)	(4.4)%
As a percent of total revenues	4.7%	3.3%

Net interest expense of $18.9 million decreased $0.9 million, or 4.4%, compared to the prior year second quarter primarily due to the refinancing of $250.0 million of 7.375% Senior Notes due 2020 with $250.0 million of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2016, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs.

On February 25, 2015, we repurchased and satisfied and discharged all of our previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2015, we recognized a loss on the extinguishment of debt of $15.1 million, consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 26,	March 28,
	2016	2015
Net income	$92,011	$136,634
Add:
Provision for income taxes	58	174
Interest expense, net	18,852	19,711
Depreciation and amortization	33,150	33,229
EBITDA	144,071	189,748
Unrealized (non-cash) losses on changes in fair value of derivatives	739	7,433
Loss on debt extinguishment	292	15,072
Integration-related costs	—	2,063
Adjusted EBITDA	$145,102	$214,316

Six Months Ended March 26, 2016 Compared to Six Months Ended March 28, 2015

Revenues

(Dollars and gallons in thousands)	Six Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Revenues
Propane	$579,691	$853,266	$(273,575)	(32.1)%
Fuel oil and refined fuels	49,502	99,356	(49,854)	(50.2)%
Natural gas and electricity	27,636	44,248	(16,612)	(37.5)%
All other	23,168	25,463	(2,295)	(9.0)%
Total revenues	$679,997	$1,022,333	$(342,336)	(33.5)%
Retail gallons sold
Propane	271,361	334,224	(62,863)	(18.8)%
Fuel oil and refined fuels	21,861	31,159	(9,298)	(29.8)%

Total revenues decreased $342.3 million, or 33.5%, to $680.0 million for the first half of fiscal 2016 compared to $1,022.3 million for the prior year period, primarily due to lower volumes sold driven by record warm temperatures experienced during the fiscal 2016 heating season, combined with lower average selling prices.  Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2016 were 18% warmer than normal and 19% warmer than the comparable prior year period.  The unseasonably warm weather was persistent as temperatures were warmer than normal and the prior year throughout the first six months in nearly all of our service territories.  The only territories that experienced favorable weather compared to the prior year period were certain portions of our west coast operations (although temperatures were still 12% warmer than normal), which helped contribute to a 12% year-over-year increase in sales volumes in those territories.

Revenues from the distribution of propane and related activities of $579.7 million decreased $273.6 million, or 32.1%,  primarily due to lower retail propane volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 62.9 million gallons, or 18.8%, resulting in a $153.0 million decrease in revenues.  Average propane selling prices decreased 17.1% associated with lower wholesale propane costs, resulting in a $112.7 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $32.0 million, which decreased $7.9 million.

Revenues from the distribution of fuel oil and refined fuels of $49.5 million decreased $49.9 million, or 50.2%, primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels gallons sold decreased 9.3 million gallons, or 29.8%, resulting in a $29.6 million decrease in revenues.  The decrease in volumes sold was primarily due to the impact of the record warm weather discussed above, particularly in the northeast region of the country in which the majority of our fuel oil customers reside.  Average temperatures in our northeast service territories were approximately 24% warmer than the comparable prior year period.  Average selling prices in our fuel oil and refined fuels segment decreased 29.1%, resulting in a $20.3 million decrease in revenues.

Revenues in our natural gas and electricity segment of $27.6 million decreased $16.6 million, or 37.5%, primarily due to lower volumes sold driven by the record warm weather in the northeast discussed above and lower average selling prices.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Cost of products sold
Propane	$176,173	$332,754	$(156,581)	(47.1)%
Fuel oil and refined fuels	29,605	72,043	(42,438)	(58.9)%
Natural gas and electricity	16,289	28,566	(12,277)	(43.0)%
All other	7,448	8,225	(777)	(9.4)%
Total cost of products sold	$229,515	$441,588	$(212,073)	(48.0)%
As a percent of total revenues	33.8%	43.2%

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) were considerably lower than in the comparable prior year period primarily as a result of the decline in propane prices experienced throughout fiscal 2015.  Overall, average posted propane and fuel oil prices were 37.5% and 40.6% lower than the first half of the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in a $1.9 million unrealized (non-cash) loss compared to an unrealized (non-

cash) gain of $2.1 million in the first half of 2015, resulting in an increase of $4.0 million in cost of products sold compared to the prior year, of which $3.7 million was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $176.2 million decreased $156.6 million, or 47.1%, primarily due to lower average wholesale costs and lower volumes sold.  Lower average propane costs and lower propane volumes sold resulted in decreases of $94.5 million and $63.0 million, respectively, compared to the prior year.  Cost of products sold from other propane activities decreased $2.8 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $29.6 million decreased $42.4 million, or 58.9%.  Lower fuel oil and refined fuels volumes sold and lower wholesale costs resulted in decreases of $21.5 million and $21.2 million, respectively.

Cost of products sold in our natural gas and electricity segment of $16.3 million decreased $12.3 million, or 43.0%, primarily due to lower volumes sold and lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 9.4 percentage points to 33.8% from 43.2% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Operating expenses	$212,431	$227,582	$(15,151)	(6.7)%
As a percent of total revenues	31.2%	22.3%

Operating expenses of $212.4 million for the first six months of fiscal 2016 decreased $15.2 million, or 6.7%, compared to $227.6 million in the prior year period, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, lower variable compensation associated with lower earnings, lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet, offset to an extent by higher bad debt expense.  In addition, operating expenses for the first half of fiscal 2016 included a charge of $3.0 million related to the settlement of a product liability legal matter, while the first half of the prior year included expenses of $3.0 million associated with the integration of the Inergy Propane operations.  These items were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$30,706	$39,746	$(9,040)	(22.7%)
As a percent of total revenues	4.5%	3.9%

General and administrative expenses of $30.7 million for the first six months of fiscal 2016 decreased $9.0 million, or 22.7%, compared to the prior year period, primarily due to lower variable compensation associated with lower earnings and lower professional services fees as the prior year included accruals for an uninsured legal matter.  General and administrative expenses for the first half of fiscal 2015 included $1.0 million of professional services and other expenses associated with the integration of Inergy Propane.  This item was excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Depreciation and amortization	$64,788	$65,858	$(1,070)	(1.6)%
As a percent of total revenues	9.5%	6.4%

Depreciation and amortization expense of $64.8 million in the first six months of fiscal 2016 decreased $1.1 million, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 26,	March 28,		Percent
	2016	2015	Decrease	Decrease
Interest expense, net	$37,745	$39,710	$(1,965)	(4.9)%
As a percent of total revenues	5.6%	3.9%

Net interest expense of $37.7 million decreased $2.0 million, or 4.9%, compared to the prior year period, primarily due to the refinancing of $250.0 million of 7.375% Senior Notes due 2020 with $250.0 million of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the execution of the amendment and restatement of our previous revolving credit facility during the second quarter of fiscal 2016, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs.

On February 25, 2015, we repurchased and satisfied and discharged all of our previously outstanding 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2015, we recognized a loss on the extinguishment of debt of $15.1 million, consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 26,	March 28,
	2016	2015
Net income	$104,277	$192,441
Add:
Provision for income taxes	243	336
Interest expense, net	37,745	39,710
Depreciation and amortization	64,788	65,858
EBITDA	207,053	298,345
Product liability settlement	3,000	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,949	(2,072)
Loss on debt extinguishment	292	15,072
Integration-related costs	—	3,976
Adjusted EBITDA	$212,294	$315,321

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2016 and fiscal 2015 was $80.5 million and $159.9 million, respectively.  The decrease in net cash provided by operating activities was primarily attributable to lower earnings (discussed above), partially offset by a decrease in working capital requirements during the first six months of fiscal 2016 stemming from the decline in wholesale product costs on our accounts receivable and inventory.

Investing Activities.  Net cash used in investing activities of $63.9 million for the first six months of fiscal 2016 consisted of $42.2 million for the acquisition of Propane USA and capital expenditures of $24.7 million (including approximately $14.2 million to support the growth of operations and $10.5 million for maintenance expenditures), partially offset by $3.0 million in net proceeds from the sale of property, plant and equipment.

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

Financing Activities.  Net cash used in financing activities for the first six months of fiscal 2016 of $110.2 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.  Upon the execution of the amendment and restatement of our credit agreement on March 3, 2016, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the revolving credit facility of the new second amended and restated credit agreement.  This resulted in the repayment of the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement with proceeds from borrowings under the revolving credit facility of the new credit agreement.  Financing activities for the first six months of fiscal 2016 also reflects the payment of $2.6 million in debt origination costs associated with the refinancing of the credit agreement.

Net cash used in financing activities for the first six months of fiscal 2015 of $121.0 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014 and first quarter of fiscal 2015.  In addition, cash used in financing activities included proceeds of $250.0 million from the issuance of the 2025 Senior Notes in February 2015.  The net proceeds from the 2025 Senior Notes offering were used, along with cash on hand, to repurchase and satisfy and discharge all of the previously outstanding 2020 Senior Notes, as well as to pay tender premiums and other related fees of $11.1 million and debt issuance costs of $4.6 million, pursuant to a tender offer and redemption.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 26, 2016, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $18.5 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to March 26, 2016 are as follows: fiscal 2016: $-0-; fiscal 2017: $-0- million; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,221.2 million.

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

On April 21, 2016, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the second quarter of fiscal 2016, payable on May 10, 2016 to holders of record on May 3, 2016.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000.  At March 26, 2016, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $43.4 million and $17.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 26, 2016, we had accrued insurance liabilities of $57.3 million, and an insurance recovery asset of $15.0 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  We manage our interest rate risk by entering into interest rate swap agreements.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 26, 2016, the fair value of the interest rate swaps was a net liability of $0.7 million, which is included within other current liabilities, with a corresponding unrealized loss reflected in accumulated OCI.

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

A.	The fair value of open positions as of March 26, 2016.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of March 26, 2016 indicates an increase in potential future net losses of $2.0 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 26, 2016.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 26, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 26, 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

10.1

Second Amended and Restated Credit Agreement among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 3, 2016).

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

SUBURBAN PROPANE PARTNERS, L.P.

May 5, 2016	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 5, 2016	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller