Form 10-Q
period 2016-06-25
SUBURBAN PROPANE PARTNERS LP
filed 2016-08-04
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2016

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

At August 1, 2016, there were 60,789,374 Common Units of Suburban Propane Partners, L.P. outstanding.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 25,	September 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$67,386	$152,338
Accounts receivable, less allowance for doubtful accounts of $3,401 and $3,520, respectively	62,334	59,929
Inventories	40,046	47,686
Other current assets	14,857	13,460
Total current assets	184,623	273,413
Property, plant and equipment, net	755,720	781,058
Goodwill	1,094,635	1,087,429
Other intangible assets, net	290,652	307,789
Other assets	35,755	36,041
Total assets	$2,361,385	$2,485,730
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$26,213	$34,922
Accrued employment and benefit costs	20,897	29,236
Customer deposits and advances	64,161	105,147
Accrued interest	19,273	16,382
Other current liabilities	47,968	24,659
Total current liabilities	178,512	210,346
Long-term borrowings	1,238,925	1,241,107
Accrued insurance	39,386	43,653
Other liabilities	82,488	92,304
Total liabilities	1,539,311	1,587,410
Commitments and contingencies
Partners’ capital:
Common Unitholders (60,776 and 60,531 units issued and outstanding at June 25, 2016 and September 26, 2015, respectively)	866,770	947,203
Accumulated other comprehensive loss	(44,696)	(48,883)
Total partners’ capital	822,074	898,320
Total liabilities and partners’ capital	$2,361,385	$2,485,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 25,	June 27,
	2016	2015
Revenues
Propane	$172,322	$181,259
Fuel oil and refined fuels	12,459	17,043
Natural gas and electricity	10,596	11,861
All other	9,722	10,139
	205,099	220,302
Costs and expenses
Cost of products sold	75,497	94,198
Operating	103,316	100,168
General and administrative	14,547	15,040
Depreciation and amortization	32,288	32,730
	225,648	242,136
Gain on sale of business	9,769	—
Operating loss	(10,780)	(21,834)
Interest expense, net	18,638	18,933
Loss before provision for income taxes	(29,418)	(40,767)
Provision for income taxes	180	185
Net loss	$(29,598)	$(40,952)
Net loss per Common Unit - basic	$(0.49)	$(0.67)
Weighted average number of Common Units outstanding - basic	61,004	60,699
Net loss per Common Unit - diluted	$(0.49)	$(0.67)
Weighted average number of Common Units outstanding - diluted	61,004	60,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 25,	June 27,
	2016	2015
Revenues
Propane	$752,013	$1,034,525
Fuel oil and refined fuels	61,961	116,399
Natural gas and electricity	38,232	56,109
All other	32,890	35,602
	885,096	1,242,635
Costs and expenses
Cost of products sold	305,012	535,786
Operating	315,747	327,750
General and administrative	45,253	54,786
Depreciation and amortization	97,076	98,588
	763,088	1,016,910
Gain on sale of business	9,769	—
Operating income	131,777	225,725
Loss on debt extinguishment	292	15,072
Interest expense, net	56,383	58,643
Income before provision for income taxes	75,102	152,010
Provision for income taxes	423	521
Net income	$74,679	$151,489
Net income per Common Unit - basic	$1.23	$2.50
Weighted average number of Common Units outstanding - basic	60,947	60,632
Net income per Common Unit - diluted	$1.22	$2.49
Weighted average number of Common Units outstanding - diluted	61,127	60,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net (loss) income	$(29,598)	$(40,952)	$74,679	$151,489
Other comprehensive income:
Net unrealized losses on cash flow hedges	(107)	(128)	(47)	(855)
Reclassification of realized losses on cash flow hedges into earnings	252	342	844	1,043
Amortization of net actuarial losses and prior service credits into earnings	1,130	960	3,390	2,878
Other comprehensive income	1,275	1,174	4,187	3,066
Total comprehensive (loss) income	$(28,323)	$(39,778)	$78,866	$154,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 25,	June 27,
	2016	2015
Cash flows from operating activities:
Net income	$74,679	$151,489
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	97,076	98,588
Gain on sale of business	(9,769)	—
Loss on debt extinguishment	292	15,072
Other, net	7,269	7,343
Changes in assets and liabilities:
Accounts receivable	(2,274)	13,380
Inventories	7,721	43,271
Other current and noncurrent assets	(1,502)	(1,915)
Accounts payable	(7,699)	(20,808)
Accrued employment and benefit costs	(8,339)	6,249
Customer deposits and advances	(40,831)	(53,518)
Other current and noncurrent liabilities	12,037	(9)
Net cash provided by operating activities	128,660	259,142
Cash flows from investing activities:
Capital expenditures	(32,261)	(31,001)
Acquisition of businesses	(42,945)	(6,500)
Proceeds from sale of business	21,181	—
Proceeds from sale of property, plant and equipment	4,663	7,546
Net cash (used in) investing activities	(49,362)	(29,955)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	100,000	—
Repayment of borrowings under revolving credit facility	(100,000)	—
Proceeds from long-term borrowings	—	250,000
Repayment of long-term borrowings (includes premium and fees)	—	(260,852)
Issuance costs associated with long-term borrowings	(2,678)	(4,568)
Partnership distributions	(161,572)	(159,397)
Net cash (used in) financing activities	(164,250)	(174,817)
Net (decrease) increase in cash and cash equivalents	(84,952)	54,370
Cash and cash equivalents at beginning of period	152,338	92,639
Cash and cash equivalents at end of period	$67,386	$147,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320
Net income		74,679		74,679
Other comprehensive income			4,187	4,187
Partnership distributions		(161,572)		(161,572)
Common Units issued under Restricted Unit Plans	245
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		6,460		6,460
Balance at June 25, 2016	60,776	$866,770	$(44,696)	$822,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,776,271 Common Units outstanding at June 25, 2016.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Issued Accounting Pronouncements.  In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  This update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis.  The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable estimates that affect the collectability of the reported amount. ASU 2016-13 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal year 2021.  The Partnership is currently evaluating the impact that the standard will have on the Partnership’s results of operations, financial position and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal year 2018. Early adoption of ASU 2016-09 is permitted. The Partnership is currently evaluating the impact that the standard will have on the Partnership’s results of operations, financial position and cash flows.

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

3.	Acquisition and Disposition of Businesses

On April 22, 2016, the Operating Partnership sold certain assets and operations in a non-strategic market of its propane segment for $26,000, including $5,000 representing non-compete consideration that will be received over a five-year period, resulting in a gain of $9,769 that was recognized during the third quarter of fiscal 2016.  The corresponding net assets and results of operations were not material to the Partnership’s results of operations, financial position and cash flows.

On December 15, 2015, the Operating Partnership acquired the assets of Propane USA Distribution, LLC (“Propane USA”), a propane marketer headquartered in Margate, Florida, and its affiliate companies, for $45,000, including $3,000 for non-compete consideration, plus working capital acquired.  As of June 25, 2016, $42,945 was paid, of which $41,250 was paid at closing, and the remainder of the purchase price will be funded in accordance with the terms of the non-compete agreements.  The acquisition of Propane USA was consummated pursuant to the Partnership’s strategic growth initiatives and was funded entirely from cash on hand.  The purchase price allocation and results of operations of Propane USA were not material to the Partnership’s consolidated financial position and statement of operations.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 25, 2016 and September 26, 2015, respectively:

	As of June 25, 2016		As of September 26, 2015
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,223	Other current assets	$7,013
	Other assets	1,533	Other assets	485
		$3,756		$7,498

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$514	Other current liabilities	$1,112
	Other liabilities	—	Other liabilities	200
		$514		$1,312
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,042	Other current liabilities	$—
	Other liabilities	480	Other liabilities	2,567
		$2,522		$2,567

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 25, 2016		June 27, 2015
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$2,781	$347	$1,512	$—
Beginning balance realized during the period	(2,546)	(275)	(1,325)	—
Contracts purchased during the period	762	—	1,499	265
Change in the fair value of outstanding contracts	(234)	(72)	1,741	—
Ending balance of over-the-counter options	$763	$—	$3,427	$265

As of June 25, 2016 and September 26, 2015, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and nine months ended June 25, 2016 and June 27, 2015 are as follows:

	Three Months Ended June 25, 2016			Three Months Ended June 27, 2015
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(107)	Interest expense	$(252)	$(128)	Interest expense	$(342)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(56)		Cost of products sold	$(37)

	Nine Months Ended June 25, 2016			Nine Months Ended June 27, 2015
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(47)	Interest expense	$(844)	$(855)	Interest expense	$(1,043)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(2,005)		Cost of products sold	$2,035

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 25, 2016			As of September 26, 2015
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$5,312	$(1,556)	$3,756	$13,063	$(5,565)	$7,498
Interest rate swap	331	(331)	—	740	(740)	—
	$5,643	$(1,887)	$3,756	$13,803	$(6,305)	$7,498

Liability Derivatives
Commodity-related derivatives	$4,078	$(1,556)	$2,522	$8,132	$(5,565)	$2,567
Interest rate swap	845	(331)	514	2,052	(740)	1,312
	$4,923	$(1,887)	$3,036	$10,184	$(6,305)	$3,879

The Partnership had $1,060 and $553 posted cash collateral as of June 25, 2016 and September 26, 2015, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 8) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below in Note 8) of the Partnership are as follows:

	As of
	June 25,	September 26,
	2016	2015
7.375% senior notes due August 1, 2021	$360,460	$363,922
5.5% senior notes due June 1, 2024	521,063	498,750
5.75% senior notes due March 1, 2025	248,750	241,250
	$1,130,273	$1,103,922

5.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	June 25,	September 26,
	2016	2015
Propane, fuel oil and refined fuels and natural gas	$38,350	$45,918
Appliances	1,696	1,768
	$40,046	$47,686

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2015
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,075,091	$4,438	$7,900	$1,087,429

Fiscal 2016 Activity
Goodwill acquired (1)	$14,710	$—	$—	$14,710
Goodwill disposed (2)	(7,504)	—	—	(7,504)

Balance as of June 25, 2016
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Other intangible assets consist of the following:

	As of
	June 25,	September 26,
	2016	2015
Customer relationships (1) (2)	$492,656	$471,829
Non-compete agreements (1)	31,040	27,815
Tradenames	3,482	3,482
Other	1,967	1,967
	529,145	505,093

Less: accumulated amortization
Customer relationships	(212,165)	(173,823)
Non-compete agreements	(21,744)	(19,337)
Tradenames	(3,441)	(3,069)
Other	(1,143)	(1,075)
	(238,493)	(197,304)
	$290,652	$307,789

(1)	Reflects the impact from the Propane USA acquisition (Note 3).
(2)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (Note 3).

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 179,864 and 244,689 units for the nine months ended June 25, 2016 and June 27, 2015, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.  Diluted loss per unit for the three months ended June 25, 2016 and June 27, 2015 does not include unvested Restricted Units as their effect would be anti-dilutive.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 25,	September 26,
	2016	2015
7.375% senior notes, due August 1, 2021, including unamortized premium of $17,745 and $19,927, respectively	$363,925	$366,107
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
Revolving Credit Facility, due March 3, 2021	100,000	—
Revolving Credit Facility, due January 5, 2017	—	100,000
	$1,238,925	$1,241,107

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

Credit Agreement.  On March 3, 2016 the Partnership and the Operating Partnership entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of June 25, 2016.  As of September 26, 2015, $100,000 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility of the Amended Credit Agreement.  The Amended Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit commitments from $400,000 to $500,000.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the Amended Credit Agreement, the Partnership recognized a non-cash charge of $292 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit

Facility.  As of June 25, 2016, the interest rate for the Revolving Credit Facility was approximately 3.1%.  The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

In addition, at the time the March 3, 2016 Amended Credit Agreement was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.  As of June 25, 2016, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $43,256 which expire periodically through April 3, 2017.  Therefore, as of June 25, 2016 the Partnership had available borrowing capacity of $356,744 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 25, 2016.

The aggregate amounts of long-term debt maturities subsequent to June 25, 2016 are as follows: fiscal 2016: $-0-; fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,221,180.

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

On July 21, 2016, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2016, payable on August 9, 2016 to holders of record on August 2, 2016.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of June 25, 2016.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 25, 2016, the Partnership awarded 307,559 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,265.  The following is a summary of activity for the Restricted Unit Plan for the nine months ended June 25, 2016:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2015	627,399	$31.87
Awarded	307,559	23.62
Forfeited	(12,057)	(25.44)
Issued	(255,678)	(35.55)
Outstanding June 25, 2016	667,223	$26.77

As of June 25, 2016, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $5,056.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 0.9 years.  Compensation expense recognized under the Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 25, 2016 was $1,671 and $7,062, respectively, and $1,654 and $7,157 for the three and nine months ended June 27, 2015, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 25, 2016 reflected income of ($671) and ($1,401), respectively, and $202 and $1,956 of expense for the three and nine months ended June 27, 2015, respectively. As of June 25, 2016 and September 26, 2015, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $1,987 and $4,860, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 25, 2016 and September 26, 2015, the Partnership had accrued insurance liabilities of $55,956 and $57,083, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,960 and $15,783 as of June 25, 2016 and September 26, 2015, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2023.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,364 as of June 25, 2016.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 25, 2016 and September 26, 2015.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Interest cost	$1,260	$1,282	$3,781	$3,846
Expected return on plan assets	(854)	(1,228)	(2,563)	(3,685)
Amortization of net loss (gain)	1,304	1,131	3,913	3,392
Net periodic benefit cost	$1,710	$1,185	$5,131	$3,553

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Interest cost	$130	$144	$400	$431
Amortization of prior service credits	(100)	(122)	(300)	(367)
Amortization of net loss (gain)	(74)	(49)	(223)	(147)
Net periodic benefit (income)	$(44)	$(27)	$(123)	$(83)

The Partnership expects to contribute approximately $700 to the defined benefit pension plan during fiscal 2016. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2016 is $1,025, of which $581 has been contributed during the nine months ended June 25, 2016.

The Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During the third quarter of fiscal 2016, the Partnership accrued an additional $6,600 for its voluntary full withdrawal from a MEPP.  As of June 25, 2016 and September 26, 2015, the Partnership’s estimated obligation to these MEPPs was $24,503 and $18,041, respectively.  Due to the uncertainty regarding future factors that could trigger withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability or additional future withdrawal liability, if any.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended June 25, 2016 and June 27, 2015:

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Cash Flow Hedges
Balance, beginning of period	$(659)	$(1,566)	$(1,311)	$(1,540)
Other comprehensive income before reclassifications:
Unrealized (losses) gains	(107)	(128)	(47)	(855)
Reclassifications to earnings:
Realized losses (a)	252	342	844	1,043
Other comprehensive income	145	214	797	188
Balance, end of period	$(514)	$(1,352)	$(514)	$(1,352)

Pension Benefits
Balance, beginning of period	$(50,227)	$(46,773)	$(52,836)	$(49,034)
Reclassifications to earnings:
Amortization of net loss (b)	1,304	1,131	3,913	3,392
Other comprehensive income	1,304	1,131	3,913	3,392
Balance, end of period	$(48,923)	$(45,642)	$(48,923)	$(45,642)

Postretirement Benefits
Balance, beginning of period	$4,915	$4,326	$5,264	$4,669
Reclassifications to earnings:
Amortization of prior service credits (b)	(100)	(122)	(300)	(367)
Amortization of net gain (b)	(74)	(49)	(223)	(147)
Other comprehensive loss	(174)	(171)	(523)	(514)
Balance, end of period	$4,741	$4,155	$4,741	$4,155

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(45,971)	$(44,013)	$(48,883)	$(45,905)
Other comprehensive income before reclassifications	(107)	(128)	(47)	(855)
Reclassifications to earnings	1,382	1,302	4,234	3,921
Other comprehensive income	1,275	1,174	4,187	3,066
Balance, end of period	$(44,696)	$(42,839)	$(44,696)	$(42,839)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits”.

15.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Revenues:
Propane	$172,322	$181,259	$752,013	$1,034,525
Fuel oil and refined fuels	12,459	17,043	61,961	116,399
Natural gas and electricity	10,596	11,861	38,232	56,109
All other	9,722	10,139	32,890	35,602
Total revenues	$205,099	$220,302	$885,096	$1,242,635

Operating (loss) income:
Propane	$14,182	$7,352	$199,042	$299,693
Fuel oil and refined fuels	(854)	(662)	7,585	10,218
Natural gas and electricity	1,969	2,349	8,665	12,564
All other	(6,014)	(7,352)	(18,882)	(18,319)
Corporate	(20,063)	(23,521)	(64,633)	(78,431)
Total operating (loss) income	(10,780)	(21,834)	131,777	225,725

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	292	15,072
Interest expense, net	18,638	18,933	56,383	58,643
Provision for income taxes	180	185	423	521
Net (loss) income	$(29,598)	$(40,952)	$74,679	$151,489

Depreciation and amortization:
Propane	$27,324	$27,118	$81,949	$81,759
Fuel oil and refined fuels	673	896	2,055	2,457
Natural gas and electricity	—	2	3	6
All other	73	70	234	219
Corporate	4,218	4,644	12,835	14,147
Total depreciation and amortization	$32,288	$32,730	$97,076	$98,588

	As of
	June 25,	September 26,
	2016	2015
Assets:
Propane	$2,170,839	$2,209,343
Fuel oil and refined fuels	53,625	58,077
Natural gas and electricity	12,640	13,253
All other	2,374	2,888
Corporate	121,907	202,169
Total assets	$2,361,385	$2,485,730

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 25, 2016. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply.  We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future.  The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism.  Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of six members of management and reporting to the Audit Committee of our Board of Supervisors, through enforcement of our Hedging and Risk Management Policy.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter of our fiscal year.  Net loss for the third quarter of fiscal 2016 was $29.6 million, or $0.49 per Common Unit, compared to a net loss of $41.0 million, or $0.67 per Common Unit, in the prior year third quarter.

Net loss and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2016 included a $9.8 million gain from the sale of certain assets and operations in a non-strategic market of the propane segment; partially offset by a $6.6 million charge related to our voluntary full withdrawal from a multi-employer pension plan covering certain employees acquired in the 2012 Inergy Propane acquisition.  Net loss and EBITDA for the third quarter of fiscal 2015 included expenses of $1.1 million related to the integration of Inergy Propane.  Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $18.4 million for the third quarter of fiscal 2016, compared to Adjusted EBITDA of $12.1 million in the prior year third quarter.

Retail propane gallons sold of 80.2 million gallons in the third quarter of fiscal 2016 increased 2.6 million gallons, or 3.4%, compared to the prior year third quarter. Sales of fuel oil and other refined fuels of 5.8 million gallons in the third quarter of fiscal 2016 decreased 0.4 million gallons compared to the prior year third quarter.  Although weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, volumes for the third quarter of fiscal 2016 benefitted from cooler average temperatures compared to the prior year third quarter.  From an overall weather perspective, average temperatures across all of our service territories (as measured by heating degree days) for the third quarter of fiscal 2016 were 9% warmer than normal and 7% cooler than the prior year third quarter, according to the National Oceanic and Atmospheric Administration.

Revenues of $205.1 million for the third quarter of fiscal 2016 decreased $15.2 million, or 6.9%, compared to the prior year third quarter, primarily due to lower average selling prices, offset to an extent by higher volumes sold. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 5.0% higher and 26.7% lower than the prior year third quarter, respectively. Cost of products sold for the third quarter of fiscal 2016 of $75.5 million decreased $18.7 million, or 19.9%, compared to $94.2 million in the prior year third quarter, primarily due to lower average costs of inventory coming into the quarter. Cost of products sold for the third quarter of fiscal 2016 included a $0.1 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a nominal unrealized (non-cash) loss in the prior year third quarter. These unrealized losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $117.9 million for the third quarter of fiscal 2016 were $2.7 million, or 2.3%, higher than the prior year third quarter. Excluding the impact of the items discussed above in the computation of Adjusted EBITDA from both periods, combined operating and general and administrative expenses decreased $2.8 million, or 2.5%, compared to the prior year third quarter.  The savings were due to lower payroll and benefit related expenses attributable to a lower headcount and lower vehicle expenses stemming from a reduction in the quantity of vehicles in use.

On July 21, 2016, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.8875 per Common Unit for the three months ended June 25, 2016. On an annualized basis, this distribution rate equates to $3.55 per Common Unit. The distribution is payable on August 9, 2016 to Common Unitholders of record as of August 2, 2016.

From a liquidity perspective, we funded all of our working capital needs and the acquisition of Propane USA from cash on hand without the need to borrow under our revolving credit facility during the first nine months of fiscal 2016.  Our anticipated cash requirements for the remainder of fiscal 2016 include: (i) maintenance and growth capital expenditures of approximately $9.7 million; (ii) interest and income tax payments of approximately $21.7 million; and (iii) cash distributions of approximately $53.9 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  Based on our current cash position of $67.4 million as of June 25, 2016, availability of funds under our Revolving Credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended June 25, 2016 Compared to Three Months Ended June 27, 2015

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 25,	June 27,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenues
Propane	$172,322	$181,259	$(8,937)	(4.9)%
Fuel oil and refined fuels	12,459	17,043	(4,584)	(26.9)%
Natural gas and electricity	10,596	11,861	(1,265)	(10.7)%
All other	9,722	10,139	(417)	(4.1)%
Total revenues	$205,099	$220,302	$(15,203)	(6.9)%
Retail gallons sold
Propane	80,184	77,633	2,551	3.4%
Fuel oil and refined fuels	5,771	6,181	(410)	(6.6)%

Total revenues decreased $15.2 million, or 6.9%, to $205.1 million for the third quarter of fiscal 2016 compared to $220.3 million for the prior year third quarter primarily due to lower average selling prices, partially offset by higher propane volumes sold.  Following the warmest winter on record for the contiguous United States, the third quarter of fiscal 2016 was characterized by cooler spring temperatures, particularly in the month of May in our northeast service territories.  Average temperatures across all of our service territories for the third quarter of fiscal 2016 were 9% warmer than normal and 7% cooler than the prior year third quarter.

Revenues from the distribution of propane and related activities of $172.3 million decreased $8.9 million, or 4.9%, compared to the prior year third quarter primarily due to lower average retail selling prices, offset to an extent by higher retail propane volumes sold.  Average propane selling prices decreased 5.2% primarily due to the lower wholesale propane price environment coming into the third quarter of fiscal 2016 compared to wholesale propane prices coming into the third quarter of fiscal 2015, resulting in an $8.7 million decrease in revenues.  Retail propane gallons sold increased 2.6 million gallons, or 3.4%, resulting in a $5.3 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $14.4 million, which decreased $5.5 million.

Revenues from the distribution of fuel oil and refined fuels of $12.5 million decreased $4.6 million, or 26.9%, compared to the prior year third quarter primarily due to lower average selling prices and lower volumes sold.  Average selling prices in our fuel oil and refined fuels segment decreased 21.7% due to lower wholesale product costs, resulting in a $3.5 million decrease in revenues.  Fuel oil and refined fuels gallons sold decreased 0.4 million gallons, or 6.6%, resulting in a $1.1 million decrease in revenues.

Revenues in our natural gas and electricity segment of $10.6 million decreased $1.3 million, or 10.7%, compared to the prior year third quarter, primarily due to lower average selling prices, offset to an extent by higher electricity usage.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Cost of products sold
Propane	$58,114	$71,264	$(13,150)	(18.5)%
Fuel oil and refined fuels	8,460	12,466	(4,006)	(32.1)%
Natural gas and electricity	6,197	7,130	(933)	(13.1)%
All other	2,726	3,338	(612)	(18.3)%
Total cost of products sold	$75,497	$94,198	$(18,701)	(19.9)%
As a percent of total revenues	36.8%	42.8%

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

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) continued to rally during most of the third quarter of fiscal 2016, with prices of $0.44 per gallon at the beginning of the third quarter, reaching a high of $0.57 per gallon midway through May and settling at $0.52 per gallon at the end of the third quarter.  Overall, average posted propane and fuel oil prices were 5.0% higher and 26.7% lower than the prior year third quarter, respectively.  Compared to the second quarter of fiscal 2016, average posted propane and fuel oil prices increased 26.9% and 28.8%, respectively.  The net change in the fair value of derivative instruments resulted in de minimis unrealized (non-cash) losses in the third quarter of 2016 and 2015.

Cost of products sold associated with the distribution of propane and related activities of $58.1 million decreased $13.2 million, or 18.5%, compared to the prior year third quarter, primarily due to lower average inventory costs coming into the third quarter, partially offset by higher volumes sold.  The lower average propane inventory costs at the beginning of the third quarter resulted in a decrease of $8.8 million in cost of products sold, while higher volumes sold resulted in an increase of $2.0 million compared to the prior year third quarter.  Cost of products sold from other propane activities decreased $6.4 million compared to the prior year third quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $8.5 million decreased $4.0 million, or 32.1%, compared to the prior year third quarter.  Lower fuel oil and refined fuels wholesale costs and volumes sold resulted in decreases of $3.5 million and $0.5 million, respectively, compared to the prior year third quarter.

Cost of products sold in our natural gas and electricity segment of $6.2 million decreased $0.9 million, or 13.1%, compared to the prior year third quarter, primarily due to lower wholesale costs, which were only partially offset by higher electricity usage.

Total cost of products sold as a percent of total revenues decreased 6.0 percentage points to 36.8% from 42.8% primarily due to the year-over-year decline in wholesale propane costs (primarily attributable to lower average propane inventory costs at the beginning of the third quarter of fiscal 2016 compared to the beginning of the third quarter of fiscal 2015) outpacing the year-over-year decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 25,	June 27,		Percent
	2016	2015	Increase	Increase
Operating expenses	$103,316	$100,168	$3,148	3.1%
As a percent of total revenues	50.4%	45.5%

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

Operating expenses of $103.3 million for the third quarter of fiscal 2016 increased $3.1 million, or 3.1%, compared to $100.2 million in the prior year third quarter, primarily due to a $6.6 million accrual for our voluntary full withdrawal from a multi-employer pension plan and accrued employee severance resulting from headcount reductions associated with certain rationalization activities; partially offset by savings due to lower payroll and benefit related expenses attributable to lower headcount and lower vehicle expenses stemming from a reduced vehicle count and lower fuel costs to operate our fleet.  Operating expenses for the third quarter of fiscal 2015 included expenses of $0.8 million associated with the integration of the Inergy Propane operations.  The aforementioned multi-employer pension plan withdrawal charge in fiscal 2016 and integration-related expenses in fiscal 2015 were excluded from our calculation of Adjusted EBITDA below.  Therefore, excluding the impact of these items from both periods, operating expenses decreased $2.6 million, or 2.7%, compared to the prior year third quarter.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$14,547	$15,040	$(493)	(3.3)%
As a percent of total revenues	7.1%	6.8%

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

General and administrative expenses of $14.5 million for the third quarter of fiscal 2016 decreased $0.5 million, or 3.3%, compared to the prior year third quarter primarily due to lower variable compensation associated with lower earnings.  General and administrative expenses for the third quarter of fiscal 2015 included $0.3 million of professional services and other expenses associated with the integration of Inergy Propane.  This item was excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Depreciation and amortization	$32,288	$32,730	$(442)	(1.4)%
As a percent of total revenues	15.7%	14.9%

Depreciation and amortization expense of $32.3 million in the third quarter of fiscal 2016 was essentially flat to the prior year third quarter.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Interest expense, net	$18,638	$18,933	$(295)	(1.6)%
As a percent of total revenues	9.1%	8.6%

Net interest expense of $18.6 million decreased $0.3 million, or 1.6%, primarily due to savings from the refinancing of our revolving credit facility during the second quarter of fiscal 2016. See Liquidity and Capital Resources below for additional discussion.

Gain on Sale of Business

On April 22, 2016, we sold certain assets and operations in a non-strategic market of the propane segment for $26.0 million, including $5.0 million of non-compete consideration that will be received over a five-year period, resulting in a gain of $9.8 million that was recognized during the third quarter of fiscal 2016.  The corresponding net assets and results of operations were not material to our results of operations, financial position and cash flows.

EBITDA and Adjusted EBITDA

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments and other items, as applicable, as provided in the table below.  Our management uses EBITDA and Adjusted EBITDA as supplemental measures of operating performance and we are including them because we believe that they provide our investors and industry analysts with additional information that we determined is useful to evaluate our operating results.  EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP.  Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 25,	June 27,
	2016	2015
Net loss	$(29,598)	$(40,952)
Add:
Provision for income taxes	180	185
Interest expense, net	18,638	18,933
Depreciation and amortization	32,288	32,730
EBITDA	21,508	10,896
Gain on sale of business	(9,769)	—
Multi-employer pension plan withdrawal charge	6,600	—
Unrealized (non-cash) losses on changes in fair value of derivatives	56	37
Integration-related costs	—	1,134
Adjusted EBITDA	$18,395	$12,067

Nine Months Ended June 25, 2016 Compared to Nine Months Ended June 27, 2015

Revenues

(Dollars and gallons in thousands)	Nine Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Revenues
Propane	$752,013	$1,034,525	$(282,512)	(27.3)%
Fuel oil and refined fuels	61,961	116,399	(54,438)	(46.8)%
Natural gas and electricity	38,232	56,109	(17,877)	(31.9)%
All other	32,890	35,602	(2,712)	(7.6)%
Total revenues	$885,096	$1,242,635	$(357,539)	(28.8)%
Retail gallons sold
Propane	351,545	411,857	(60,312)	(14.6)%
Fuel oil and refined fuels	27,632	37,340	(9,708)	(26.0)%

Total revenues decreased $357.5 million, or 28.8%, to $885.1 million for the first nine months of fiscal 2016 compared to $1,242.6 million for the prior year period, primarily due to lower volumes sold driven by record warm temperatures experienced during the fiscal 2016 heating season, combined with lower average selling prices.  Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2016 were 17% warmer than normal and 16% warmer than the comparable prior year period.  During the heating season (October through March), average temperatures were 18% warmer than normal and 19% warmer than the comparable prior year period.  The unseasonably warm weather was persistent as temperatures were warmer than both normal and the prior year throughout the heating season in nearly all of our service territories.  On a year-to-date basis, the only service territories that experienced favorable weather compared to the prior year period were certain portions of our west coast operations (although temperatures were still 14% warmer than normal), which helped contribute to a 10% year-over-year increase in sales volumes in those territories.

Revenues from the distribution of propane and related activities of $752.0 million decreased $282.5 million, or 27.3%,  primarily due to lower retail propane volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 60.3 million gallons, or 14.6%, resulting in a $142.7 million decrease in revenues.  Average propane selling prices decreased 15.2% associated with lower wholesale propane costs, resulting in a $126.3 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $46.3 million, which decreased $13.5 million.

Revenues from the distribution of fuel oil and refined fuels of $62.0 million decreased $54.4 million, or 46.8%, primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels gallons sold decreased 9.7 million gallons, or 26.0%, resulting in a $30.2 million decrease in revenues.  The decrease in volumes sold was primarily due to the impact of the record warm weather discussed above, particularly in the northeast region of the country in which the majority of our fuel oil customers reside.  Average selling prices in our fuel oil and refined fuels segment decreased 28.1%, resulting in a $24.2 million decrease in revenues.

Revenues in our natural gas and electricity segment of $38.2 million decreased $17.9 million, or 31.9%, primarily due to lower natural gas volumes sold driven by the record warm weather discussed above and lower average selling prices.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Cost of products sold
Propane	$234,287	$404,018	$(169,731)	(42.0)%
Fuel oil and refined fuels	38,065	84,509	(46,444)	(55.0)%
Natural gas and electricity	22,486	35,696	(13,210)	(37.0)%
All other	10,174	11,563	(1,389)	(12.0)%
Total cost of products sold	$305,012	$535,786	$(230,774)	(43.1)%
As a percent of total revenues	34.5%	43.1%

In the commodities markets, posted propane prices (basis Mont Belvieu, Texas) were considerably lower than in the comparable prior year period primarily as a result of the decline in propane prices during fiscal 2015 and into the second quarter of fiscal 2016.  Overall, average posted propane and fuel oil prices were 26.2% and 36.3% lower than the first nine months of the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in a $2.0 million unrealized (non-cash) loss compared to an unrealized (non-cash) gain of $2.0 million in the first nine months of fiscal 2015, resulting in an increase of $4.0 million in cost of products sold compared to the prior year, of which $3.4 million was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $234.3 million decreased $169.7 million, or 42.0%, primarily due to lower average wholesale costs and lower volumes sold, which resulted in decreases of $106.6 million and $57.7 million, respectively, compared to the prior year.  Cost of products sold from other propane activities decreased $8.8 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $38.1 million decreased $46.4 million, or 55.0%.  Lower fuel oil and refined fuels wholesale costs and lower volumes sold resulted in decreases of $23.0 million and $22.0 million, respectively.  Cost of products sold from other fuel oil and refined fuels activities decreased $2.0 million compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $22.5 million decreased $13.2 million, or 37.0%, primarily due to lower wholesale costs and lower volumes sold.

Total cost of products sold as a percent of total revenues decreased 8.6 percentage points to 34.5% from 43.1% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Operating expenses	$315,747	$327,750	$(12,003)	(3.7)%
As a percent of total revenues	35.7%	26.4%

Operating expenses of $315.7 million for the first nine months of fiscal 2016 decreased $12.0 million, or 3.7%, compared to $327.7 million in the prior year period, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, lower variable compensation associated with lower earnings, lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet; offset to an extent by a $6.6 million accrual for our voluntary full withdrawal from a multi-employer pension plan and accrued employee severance resulting from certain rationalization activities.  In addition, operating expenses for the first nine months of fiscal 2016 included a charge of $3.0 million related to the settlement of a product liability legal matter, while the first nine months of the prior year included expenses of $3.8 million associated with the integration of the Inergy Propane operations.  These items, along with the aforementioned multi-employer pension plan withdrawal charge, were excluded from our calculation of Adjusted EBITDA below.  Therefore, excluding the impact of these items from both periods, operating expenses for the first nine months of fiscal 2016 decreased $17.8 million, or 5.5%, compared to the prior year period.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$45,253	$54,786	$(9,533)	(17.4%)
As a percent of total revenues	5.1%	4.4%

General and administrative expenses of $45.3 million for the first nine months of fiscal 2016 decreased $9.5 million, or 17.4%, compared to the prior year period, primarily due to lower variable compensation associated with lower earnings and lower professional services fees as the prior year included accruals for an uninsured legal matter.  General and administrative expenses for the first nine months of fiscal 2015 included $1.3 million of professional services and other expenses associated with the integration of Inergy Propane.  This item was excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Depreciation and amortization	$97,076	$98,588	$(1,512)	(1.5)%
As a percent of total revenues	11.0%	7.9%

Depreciation and amortization expense of $97.1 million for the first nine months of fiscal 2016 decreased $1.5 million, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 25,	June 27,		Percent
	2016	2015	Decrease	Decrease
Interest expense, net	$56,383	$58,643	$(2,260)	(3.9)%
As a percent of total revenues	6.4%	4.7%

Net interest expense of $56.4 million decreased $2.3 million, or 3.9%, compared to the prior year period, primarily due to the refinancing of $250.0 million of 7.375% Senior Notes due 2020 with $250.0 million of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015.  See Liquidity and Capital Resources below for additional discussion.

Gain on Sale of Business

On April 22, 2016, we sold certain assets and operations in a non-strategic market of the propane segment for $26.0 million, including $5.0 million of non-compete consideration that will be received over a five-year period, resulting in a gain of $9.8 million that was recognized during the third quarter of fiscal 2016.  The corresponding net assets and results of operations were not material to our results of operations, financial position and cash flows.

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

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 25,	June 27,
	2016	2015
Net income	$74,679	$151,489
Add:
Provision for income taxes	423	521
Interest expense, net	56,383	58,643
Depreciation and amortization	97,076	98,588
EBITDA	228,561	309,241
Gain on sale of business	(9,769)	—
Multi-employer pension plan withdrawal charge	6,600	—
Product liability settlement	3,000	—
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	2,005	(2,035)
Loss on debt extinguishment	292	15,072
Integration-related costs	—	5,110
Adjusted EBITDA	$230,689	$327,388

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2016 and fiscal 2015 was $128.7 million and $259.1 million, respectively.  The decrease in net cash provided by operating activities was primarily attributable to lower earnings (discussed above) coupled with a lower amount of working capital realized as a result of a lower level of working capital at the beginning of fiscal 2016 compared to the beginning of fiscal 2015.  The decline in the amount of working capital was due to the impact of the steep decline in wholesale product costs on our accounts receivable and inventory in fiscal 2015.

Investing Activities.  Net cash used in investing activities of $49.4 million for the first nine months of fiscal 2016 consisted of $42.9 million for the acquisition of Propane USA and capital expenditures of $32.3 million (including approximately $18.6 million to support the growth of operations and $13.7 million for maintenance expenditures); partially offset by $21.2 million in proceeds from the sale of assets and operations in a non-strategic market and $4.7 million in net proceeds from the sale of other property, plant and equipment.

Net cash used in investing activities of $30.0 million for the first nine months of fiscal 2015 consisted of capital expenditures of $31.0 million (including approximately $16.4 million to support the growth of operations and $14.6 million for maintenance expenditures) and $6.5 million for the acquisition of a business; partially offset by $7.5 million in net proceeds from the sale of property, plant and equipment.

Financing Activities.  Net cash used in financing activities for the first nine months of fiscal 2016 of $164.3 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2015 and first and second quarters of fiscal 2016.  Upon the execution of the amendment and restatement of our credit agreement on March 3, 2016, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the revolving credit facility of the new second amended and restated credit agreement.  This resulted in the repayment of the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement with proceeds from borrowings under the revolving credit facility of the new credit agreement.  Financing activities for the first nine months of fiscal 2016 also reflects the payment of $2.7 million in debt origination costs associated with the refinancing of the credit agreement.

Net cash used in financing activities for the first nine months of fiscal 2015 of $174.8 million reflects $159.4 million in quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014 and first quarter of fiscal 2015, and at a rate of $0.8875 per Common Unit paid in respect of the second quarter of fiscal 2015.  In addition, cash used in financing activities included proceeds of $250.0 million from the issuance of the 2025 Senior Notes in February 2015.  The net proceeds from the 2025 Senior Notes offering were used, along with cash on hand, to repurchase and satisfy and discharge all of the previously outstanding 2020 Senior Notes, as well as to pay tender premiums and other related fees of $11.1 million and debt issuance costs of $4.6 million, pursuant to a tender offer and redemption.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 25, 2016, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $17.7 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to June 25, 2016 are as follows: fiscal 2016: $-0-; fiscal 2017: $-0- million; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; and thereafter: $1,221.2 million.

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

On July 21, 2016, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the third quarter of fiscal 2016, payable on August 9, 2016 to holders of record on August 2, 2016.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000.  At June 25, 2016, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $43.8 million and $17.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 25, 2016, we had accrued insurance liabilities of $56.0 million, and an insurance recovery asset of $15.0 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  We manage our interest rate risk by entering into interest rate swap agreements.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 25, 2016, the fair value of the interest rate swaps was a net liability of $0.5 million, which is included within other current liabilities, with a corresponding unrealized loss reflected in accumulated OCI.

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

A.	The fair value of open positions as of June 25, 2016.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of June 25, 2016 indicates an increase in potential future net losses of $1.3 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2015. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 25, 2016.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 25, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 25, 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)The following table provides information about purchases by the Partnership during the three months ended June

25, 2016 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number of	Average	Purchased as Part of	of Shares that May
	Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
March 27, 2016 through April 23, 2016	10,066	$29.85	N/A	N/A
April 24, 2016 through May 21, 2016	411	$31.68	N/A	N/A
May 22, 2016 through June 25, 2016	-	$-	N/A	N/A
Total	10,477	$29.92	N/A	N/A
(1)

This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.  Such restricted units were originally issued to participants pursuant to the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan that was adopted by the Partnership on July 22, 2009.

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

SUBURBAN PROPANE PARTNERS, L.P.

August 4, 2016	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 4, 2016	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller