Form 10-K
period 2016-09-24
SUBURBAN PROPANE PARTNERS LP
filed 2016-11-23
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 24, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value as of March 26, 2016 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($30.01 per unit), was approximately $1,823,192,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 118

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2016, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2015.  As of September 24, 2016, we were serving the energy needs of approximately 1.1 million residential, commercial, industrial and agricultural customers through 675 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 414.8 million gallons of propane and 30.9 million gallons of fuel oil and refined fuels to retail customers during the year ended September 24, 2016. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 24, 2016, each of the Quarterly Reports on

Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and steady or increased quarterly distributions. The following are key elements of our strategy:

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix.  We focus internally on improving the efficiency of our existing operations, managing our cost structure and improving our customer mix. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed.  We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making.  Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, inventory control, cash management and customer tracking. We will continue to pursue operational efficiencies while staying focused on providing exceptional service to our customer base.  Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 660 locations in 41 states as of September 24, 2016.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 24, 2016, we serviced approximately 942,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Most of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale.  Approximately 95% of the propane gallons sold by us in fiscal 2016 were to retail customers: 45% to residential customers, 27% to commercial customers, 9% to industrial customers, 5% to agricultural customers and 14% to other retail users.  The balance of approximately 5% of the propane gallons sold by us in fiscal 2016 was for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2016.

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

Supply

Our propane supply is purchased from approximately 40 oil companies and natural gas processors at approximately 180 supply points located in the United States and Canada.  We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market.  Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices.  Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars.  See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources.  However, during the fiscal 2014 heating season, we were adversely affected by supply constraints resulting from industry-wide supply shortages and logistics issues involving propane transportation sourcing and costs.  Nevertheless, through relationships with our suppliers and extraordinary efforts by our supply and logistics personnel, we were able to effectively manage the challenging environment in fiscal 2014 without a material disruption in supply.  Such supply shortages and logistics issues were not repeated during fiscal 2015 or fiscal 2016.  Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2017.  During fiscal 2016, Crestwood Equity Partners L.P. (“Crestwood”), Targa Liquids Marketing and Trade LLC (“Targa”), Enterprise Products Partners L.P. (“Enterprise”) and Phillips 66 Company (“Phillips”) provided approximately 19%, 14%, 13% and 10% of our total propane purchases, respectively.  No other single supplier accounted for more than 10% of our propane purchases in fiscal 2016.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood, Enterprise, Targa or Phillips were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Approximately 91% of our total propane purchases were from domestic suppliers in fiscal 2016.

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

We own and operate a large propane storage facility in Elk Grove, California.  We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 24, 2016, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the US Census Bureau’s 2015 American Community Survey, propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel.  This level has not changed materially over the previous two decades.  As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative or supplement to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required.  Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems.  Although the extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales may arise as new neighborhoods are developed in geographically remote areas.  However, over the last few years, fewer new housing developments have been started in our service areas as a result of recent economic circumstances.  The increasing availability of natural gas extracted from shale deposits in the United States may accelerate the extension of natural gas pipelines in the future.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2014 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in January 2016, and LP/Gas Magazine dated February 2016, the ten largest retailers, including us, account for approximately 36% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 48,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2016 amounted to 30.9 million gallons. Approximately 66% of the fuel oil and refined fuels gallons sold by us in fiscal 2016 were to residential customers, principally for home heating, 7% were to commercial customers, and 6% to other users.  Sales of diesel and gasoline accounted for the remaining 21% of total volumes sold in this segment during fiscal 2016.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2016.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 30 suppliers at approximately 50 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2017.

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

We serve approximately 80,000 natural gas and electricity customers in New York and Pennsylvania.  During fiscal 2016, we sold approximately 2.8 million dekatherms of natural gas and 443.3 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 86% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane.” We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

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

Through an acquisition in fiscal 2004, and in the Inergy Propane Acquisition, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring.  Additionally, certain of the active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities.  The environmental exposures included instances of soil, groundwater and/or other impacts associated with the handling and storage of fuel oil, gasoline and diesel fuel.  With respect to certain of the properties acquired in the Inergy Propane Acquisition, Inergy (now known as Crestwood Equity Partners LP) is contractually obligated to indemnify us for the costs associated with the investigation, monitoring, remediation and/or resolution of identified conditions.  As of September 24, 2016, we had accrued environmental liabilities of $0.6 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

With respect to the transportation of propane, distillates and gasoline by truck, we are subject to regulations promulgated under various Federal statutes, including the Federal Motor Carrier Safety Improvement Act and the Hazardous Materials Transportation Act.  These laws and regulations cover the transportation of hazardous materials and are administered, respectively, by the Federal Motor Carrier Safety Administration and the Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation (“DOT”), or similar state agencies.  We conduct ongoing training programs to help ensure that our operations are in compliance with these and other applicable safety laws and regulations.  We maintain various permits that are necessary to operate our facilities, some of which may be material to our operations.  In compliance with the DOT’s pipeline safety regulations for “jurisdictional” propane systems that serve multiple customers, we provide training and written instruction for our employees, provide customers with periodic awareness notices and safety information, have established written procedures to minimize the hazards resulting from gas pipeline emergencies and keep records of inspections.  We believe that the procedures currently in effect at all of our facilities are in compliance, in all material respects, with applicable laws and regulations concerning the handling, storage, transportation and distribution of propane, distillates and gasoline.

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (OSHA) and comparable state laws that regulate the protection of worker health and safety.  Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting.  We believe that our operations are in compliance, in all material respects, with applicable worker health and safety standards.  We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”).  The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) regulation to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure.  We have a number of facilities registered with the DHS.  As a result of the CFATS Act of 2014, the DHS developed a revised tiering methodology for chemical facilities.  We will be required to submit revised Top Screen applications for all of our facilities over the upcoming months.  Should the number of our regulated facilities increase, we could incur additional costs for enhanced physical security measures.  We currently cannot determine the extent of such additional costs, if any, that may be required.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly increased regulation of, and restrictions on, derivative transactions to include certain instruments used by the Partnership for risk management activities.

Pursuant to the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) and the SEC have implemented, and continue to promulgate, rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions.  In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and requires, or will require, many swaps to be cleared through a registered CFTC- or SEC-clearing facility and executed on a designated exchange or swap execution facility.

We are subject to certain regulatory requirements as a result of the Dodd-Frank Act and the implementing regulations and may be indirectly affected by regulatory requirements imposed on our derivatives counterparties.  Transactional, margin, capital, recordkeeping, reporting, clearing and other requirements may increase our operational and transactional cost of entering into and maintaining derivatives contracts and may adversely affect the number and/or creditworthiness of derivatives counterparties available to us.  If we were to reduce our use of derivatives as a result of regulatory burdens or otherwise, our results of operations could become more volatile and our cash flow could be less predictable.

Many of the states in which we do business have passed laws prohibiting “unfair or deceptive practices” in transactions between consumers and sellers of products used for residential purposes, which give the Attorney General or other officials of that state the authority to investigate alleged violations of those laws.  From time to time, we receive inquiries or requests for additional information under these laws from the offices of Attorneys General or other government officials in connection with the sale of our products to residential customers.  Based on information to date, and because our policies and business practices are designed to comply with all applicable laws, we do not believe that the costs or liabilities associated with such inquiries or requests will result in a material adverse effect on our financial condition or results of operations; however, there can be no assurance that our financial condition or results of operations may not be materially and adversely affected as a result of current or future government investigations or civil litigation derived therefrom.

Employees

As of September 24, 2016, we had 3,417 full time employees, of whom 642 were engaged in general and administrative activities (including fleet maintenance), 34 were engaged in transportation and product supply activities and 2,741 were customer service center employees.  As of September 24, 2016, 70 of our employees were represented by 9 different local chapters of labor unions.  We believe that our relations with both our union and non‑union employees are satisfactory.  In addition, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 17% warmer than normal, 2% warmer than normal and 3% colder than normal for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

Sudden increases in our costs to acquire and transport propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product and retail sales price.  Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity of winter weather, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints.  Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense.  As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities might be materially higher at least on a short-term basis.  Since we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability.  In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet our customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

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

The retail propane and fuel oil industries are mature.  We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years.  With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. As a result, we expect the success of our financial performance to depend, in part, upon our ability to acquire other retail propane and fuel oil distributors or other energy-related businesses and to successfully integrate them into our existing operations and to make cost saving changes. The competition for acquisitions is intense and we can make no assurance that we will be able to acquire other propane and fuel oil distributors or other energy-related businesses on economically acceptable terms or, if we do, that we can integrate the acquired operations effectively.

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

As of September 24, 2016, our long-term debt borrowings consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $17.0 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million under our $500.0 million senior secured revolving credit facility.  The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes and the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 5.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.  Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 24, 2016.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from the Partnership, in which case cash available to service debt or to pay distributions to our unitholders, if and when resumed, might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us.  We will generally have the ability to shift any such tax liability to our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year.  If we make payments of taxes, penalties and interest resulting from audit adjustments, cash available to service debt or to resume payment of distributions to our unitholders could be reduced.

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

As of September 24, 2016, we owned approximately 74% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 24, 2016, we had a fleet of 7 transport truck tractors, of which we owned 1, and 23 railroad tank cars, of which we owned none.  In addition, as of September 24, 2016 we had 1,150 bobtail and rack trucks, of which we owned 50%, 113 fuel oil tankwagons, of which we owned 79%, and 1,215 other delivery and service vehicles, of which we owned 57%.  We lease the vehicles we do not own.  As of September 24, 2016, we also owned approximately 845,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 58,000 customer propane storage tanks with typical capacities of over 500 gallons and 270,000 portable propane cylinders with typical capacities of five to ten gallons.

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
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 21, 2016, there were 647 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).  The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

	Common Unit Price Range		Cash Distribution Declared per
	High	Low	Common Unit
Fiscal 2016
First Quarter	$36.69	$22.69	$0.8875
Second Quarter	30.94	20.93	0.8875
Third Quarter	37.10	27.77	0.8875
Fourth Quarter	35.95	31.50	0.8875

Fiscal 2015
First Quarter	$46.05	$40.81	$0.8750
Second Quarter	45.87	42.55	0.8875
Third Quarter	44.75	39.47	0.8875
Fourth Quarter	41.14	31.00	0.8875

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

	Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012 (a)
Statement of Operations Data
Revenues	$1,046,111	$1,416,979	$1,938,257	$1,703,606	$1,063,458
Costs and expenses	965,474	1,239,221	1,748,131	1,526,630	1,003,885
Gain on sale of business (b)	9,769	—	—	—	—
Acquisition-related costs (c)	—	—	—	—	17,916
Operating income	90,406	177,758	190,126	176,976	41,657
Interest expense, net	75,086	77,634	83,261	95,427	38,633
Pension settlement charge (d)	2,000	2,000	—	—	—
Loss on debt extinguishment (e)	292	15,072	11,589	2,144	2,249
Provision for income taxes	588	700	767	607	137
Net income	14,440	84,352	94,509	78,798	638
Net income per Common Unit - basic (f)	0.24	1.39	1.56	1.35	0.02
Net income per Common Unit - diluted (f)	0.24	1.38	1.56	1.34	0.02
Cash distributions declared per unit	$3.55	$3.54	$3.50	$3.50	$3.41

Balance Sheet Data
Cash and cash equivalents	$37,341	$152,338	$92,639	$107,232	$134,317
Current assets	147,299	273,413	294,865	293,322	337,515
Total assets	2,295,969	2,485,730	2,609,363	2,727,987	2,883,850
Current liabilities	205,054	210,346	222,266	233,894	253,715
Total debt	1,238,172	1,241,107	1,242,685	1,245,237	1,422,078
Total liabilities	1,587,738	1,587,410	1,587,910	1,598,861	1,793,351
Partners' capital - Common Unitholders	$754,063	$947,203	$1,067,358	$1,176,479	$1,151,606

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$157,108	$324,209	$225,551	$214,306	$110,973
Investing activities	(53,905)	(35,972)	(16,532)	(14,663)	(239,758)
Financing activities	$(218,200)	$(228,538)	$(223,612)	$(226,728)	$113,549

Other Data
Depreciation and amortization	$129,616	$133,294	$136,399	$130,384	$47,034
EBITDA (g)	219,730	295,980	314,936	305,216	86,442
Adjusted EBITDA (g)	223,043	334,039	338,502	329,253	108,536
Capital expenditures - maintenance and growth (h)	$38,375	$41,213	$30,052	$27,823	$17,476
Retail gallons sold
Propane	414,776	480,372	530,743	534,621	283,841
Fuel oil and refined fuels	30,878	41,878	49,071	53,710	28,491

(a)

Fiscal 2012 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2016, 2015, 2014 and 2013.  In addition, on August 1, 2012, we acquired Inergy Propane.  The results of operations of Inergy Propane have been included in the consolidated results from the Acquisition Date through September 29, 2012 and all of fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016, and the assets and liabilities of Inergy Propane have been included in the consolidated balance sheet since September 29, 2012.

(b)

On April 22, 2016, we sold certain assets and operations in a non-strategic market of the propane segment for $26.0 million, including $5.0 million of non-compete consideration that will be received over a five-year period, resulting in a gain of $9.8 million.

(c)

Due to the Inergy Propane Acquisition on August 1, 2012 we recorded acquisition-related costs of $17.9 million during fiscal 2012.  These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

(d)

We incurred non-cash pension settlement charges of $2.0 million during fiscal 2016 and 2015 to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.

(e)	We recognized a loss on debt extinguishment during the following periods:
•

On March 3, 2016, we entered into a Second Amended and Restated Credit Agreement (“the “Amended Credit Agreement”) that provides for a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of September 24, 2016.  As of the end of fiscal 2015, 2014, 2013 and 2012, $100.0 million was outstanding under the revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility of the Amended Credit Agreement.  The Amended Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit facility from $400.0 million to $500.0 million.  In connection with the Amended Credit Agreement, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

•

During fiscal 2012, we amended the then outstanding credit agreement to increase the five-year $250.0 million revolving credit facility to $400.0 million and also to extend the maturity date from June 25, 2013 to January 5, 2017.  In connection with the execution of the previous credit agreement, we recognized a non-cash charge of $0.5 million for the write-off of previously incurred debt origination costs associated with lenders who did not participate, or whose lending capacity decreased, in the amended facility.  On August 1, 2012, we amended the then previous credit agreement to provide for a $250.0 million senior secured 364-day incremental term loan facility (the “364-Day Facility”).  On August 1, 2012, in connection with the Inergy Propane Acquisition, we drew $225.0 million on the 364-Day Facility and on August 14, 2012, using the proceeds of our secondary offering of Common Units, we repaid the $225.0 million term loan facility, and wrote off $1.7 million of unamortized commitment fees associated with the 364-Day Facility.

(f)

Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our 2000 and 2009 Restricted Unit Plans (which we collectively refer to as the “Restricted Unit Plans” or the “RUP”) to retirement-eligible grantees.  The final awards under the 2000 Restricted Unit Plan vested during the first quarter of fiscal 2015.  Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

	Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012 (a)
Net income	$14,440	$84,352	$94,509	$78,798	$638
Add:
Provision for income taxes	588	700	767	607	137
Interest expense, net	75,086	77,634	83,261	95,427	38,633
Depreciation and amortization	129,616	133,294	136,399	130,384	47,034
EBITDA	219,730	295,980	314,936	305,216	86,442
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	1,190	(1,855)	(306)	4,318	(4,649)
Gain on sale of business	(9,769)	—	—	—	—
Multi-employer pension plan withdrawal charge	6,600	11,300	—	7,000	—
Product liability settlement	3,000	—	—	—	—
Pension settlement charge	2,000	2,000	—	—	—
Loss on debt extinguishment	292	15,072	11,589	2,144	2,249
Integration-related costs	—	11,542	12,283	10,575	—
Acquisition-related costs	—	—	—	—	17,916
Loss on legal settlement	—	—	—	—	4,500
Loss on asset disposal	—	—	—	—	2,078
Adjusted EBITDA	$223,043	$334,039	$338,502	$329,253	$108,536

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply.  We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future.  The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism.  Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of six members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

We contribute to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, we are unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

Results of Operations and Financial Condition

Net income for fiscal 2016 was $14.4 million, or $0.24 per Common Unit, compared to $84.4 million, or $1.39 per Common Unit, in fiscal 2015.

Net income and EBITDA (as defined and reconciled below) for fiscal 2016 included: (i) a $9.8 million gain from the sale of certain assets and operations in a non-strategic market of the propane segment; (ii) a $6.6 million charge related to the voluntary full withdrawal from a MEPP covering certain employees acquired in the Inergy Propane Acquisition; (iii) a $3.0 million charge related to the settlement of a product liability matter; (iv) a pension settlement charge of $2.0 million; and (v) a loss on debt extinguishment of $0.3 million.

Net income and EBITDA for fiscal 2015 included: (i) a loss on debt extinguishment of $15.1 million; (ii) $11.5 million in expenses related to the integration of Inergy Propane; (iii) an $11.3 million charge related to the voluntary partial withdrawal from a MEPP covering certain employees acquired in the Inergy Propane Acquisition; and (iv) a pension settlement charge of $2.0 million.

Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $223.0 million in fiscal 2016, compared to Adjusted EBITDA of $334.0 million in fiscal 2015.

Retail propane gallons sold in fiscal 2016 decreased 65.6 million gallons, or 13.7%, to 414.8 million gallons. Sales of fuel oil and other refined fuels decreased 11.0 million gallons, or 26.3%, to 30.9 million gallons. According to the National Oceanic and Atmospheric Administration, the winter of 2015-2016 was the warmest on record in the contiguous United States.  Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2016 were 17% warmer than normal and 15% warmer than the prior year.  While average temperatures were considerably warmer than the prior year in nearly all service territories, California experienced cooler weather compared to the prior year, which contributed to a 13% increase in propane volumes sold in that market.

Revenues for fiscal 2016 of $1,046.1 million decreased $370.9 million, or 26.2%, compared to the prior year, primarily due to the lower volumes sold, combined with lower retail selling prices associated with lower wholesale costs.

Cost of products sold for fiscal 2016 of $362.0 million decreased $231.4 million, or 39.0%, compared to the prior year, primarily due to lower wholesale propane costs and, to a lesser extent, lower volumes sold.  Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 18.4% and 31.0% lower than the prior year, respectively.  Cost of products sold for fiscal 2016 included a $1.2 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $1.9 million unrealized (non-cash) gain for fiscal 2015.  These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $473.9 million for fiscal 2016 were $38.6 million, or 7.5%, lower than fiscal 2015.  Excluding the impact of the items discussed above in the computation of Adjusted EBITDA from both periods, combined operating and general and administrative expenses decreased 5.2% compared to the prior year, primarily due to savings in payroll and benefit-related expenses from a lower headcount, lower vehicle expenses stemming from a reduced vehicle count, as well as lower volume-related variable costs and continued operating efficiencies.

Depreciation and amortization expense of $129.6 million for fiscal 2016 decreased $3.7 million, or 2.8%, primarily due to the acceleration of depreciation expense recorded in the prior year for assets taken out of service. Net interest expense of $75.1 million for fiscal 2016 decreased $2.5 million, or 3.2%, primarily due to savings from the refinancing of certain of our senior notes completed in the second quarter of fiscal 2015 and the refinancing of our revolving credit facility during the second quarter of fiscal 2016.

During fiscal 2016, we succeeded in accomplishing many significant goals.  The following highlight a few key accomplishments for fiscal 2016:

•	We acquired the assets and operations of Propane USA Distribution, LLC, which expanded our presence in the South Florida market;
•	We extended our reach in certain strategic markets that were not previously served by our existing footprint;
•	We successfully refinanced our revolving credit facility which improved our cost of capital, further extended our debt maturities until 2021 and increased our available borrowing capacity;
•	We made further refinements to our operating model to streamline our operational activities, reduce our cost structure and enhance our position in several markets; and
•	We funded all working capital needs from cash on hand without the need to borrow under our revolving credit facility and ended the year with more than $37.0 million of cash.

As we look ahead to fiscal 2017, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $38.0 million; (ii) approximately $74.8 million of interest and income tax payments; and (iii) approximately $216.6 million of distributions to Unitholders, assuming distributions remain at the current annualized rate of $3.55 per Common Unit.  Based on our current cash position of $37.3 million as of September 24, 2016, availability of funds under the Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
Revenues
Propane	$884,169	$1,176,980	$(292,811)	(24.9)%
Fuel oil and refined fuels	68,759	127,495	(58,736)	(46.1)%
Natural gas and electricity	50,763	66,865	(16,102)	(24.1)%
All other	42,420	45,639	(3,219)	(7.1)%
Total revenues	$1,046,111	$1,416,979	$(370,868)	(26.2)%
Retail gallons sold
Propane	414,776	480,372	(65,596)	(13.7)%
Fuel oil and refined fuels	30,878	41,878	(11,000)	(26.3)%

Total revenues decreased $370.9 million, or 26.2%, to $1,046.1 million for fiscal 2016 compared to $1,417.0 million for the prior year due to lower volumes sold driven by record warm temperatures experienced during the fiscal 2016 heating season, combined with lower average selling prices associated with lower wholesale costs.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2016 were 17% warmer than normal and 15% warmer than the prior year.  During the heating season (October through March), average temperatures were 18% warmer than normal and 19% warmer than the comparable prior year period.  The unseasonably warm weather was persistent as temperatures were warmer than both normal and the prior year throughout the heating season in nearly all of our service territories.  While average temperatures were considerably warmer than the prior year in nearly all service territories, California experienced cooler weather compared to the prior year (although temperatures were still 24% warmer than normal), which helped contribute to a 13% year-over-year increase in sales volumes in that market.

Revenues from the distribution of propane and related activities of $884.2 million for fiscal 2016 decreased $292.8 million, or 24.9%, compared to $1,177.0 million for the prior year, primarily due to lower retail volumes sold resulting from the impact of record warm temperatures on customer demand for heating needs, coupled with lower average retail selling prices associated with lower wholesale costs.  Retail propane gallons sold in fiscal 2016 decreased 65.6 million gallons, or 13.7%, resulting in a decrease in revenues of $150.4 million.  Average propane selling prices for fiscal 2016 decreased 13.5% compared to the prior year, resulting in a $128.1 million decrease in revenues year-over-year.  Included within the propane segment are revenues from other propane activities of $61.1 million for fiscal 2016, which decreased $14.3 million compared to the prior year.

Revenues from the distribution of fuel oil and refined fuels of $68.8 million for fiscal 2016 decreased $58.7 million, or 46.1%, from $127.5 million for the prior year, primarily due to lower volumes sold resulting from the record warm temperatures discussed above, particularly in the northeast region of the country in which the majority of our fuel oil customers reside, and lower average selling prices associated with lower wholesale costs. Fuel oil and refined fuels gallons sold in fiscal 2016 decreased 11.0 million gallons, or 26.3%, resulting in a decrease in revenues of $33.4 million. Average selling prices in our fuel oil and refined fuels segment decreased 26.9%, resulting in a $25.3 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $16.1 million, or 24.1%, to $50.8 million in fiscal 2016 compared to $66.9 million in the prior year as a result of lower average selling prices for natural gas and electricity associated with lower average wholesale costs, and lower natural gas usage resulting from the warm weather discussed above.

Cost of Products Sold

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
Cost of products sold
Propane	$275,091	$443,538	$(168,447)	(38.0)%
Fuel oil and refined fuels	42,890	92,628	(49,738)	(53.7)%
Natural gas and electricity	30,676	42,313	(11,637)	(27.5)%
All other	13,296	14,901	(1,605)	(10.8)%
Total cost of products sold	$361,953	$593,380	$(231,427)	(39.0)%
As a percent of total revenues	34.6%	41.9%

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

In the commodities markets, the downward trend in propane prices (basis Mont Belvieu, Texas) experienced in fiscal 2015 continued in fiscal 2016 and extended into February 2016.  Thereafter, propane prices rallied and generally traded between $0.40 and $0.50 per gallon.  Overall, average posted prices for propane and fuel oil for fiscal 2016 were 18.4% and 31.0% lower than the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) (losses) gains of ($1.2) million and $1.9 million reported in cost of products sold in fiscal 2016 and 2015, respectively, resulting in an increase of $3.1 million in cost of products sold in fiscal 2016 compared to the prior year, $2.2 million of which was reported in the propane segment and $0.9 million was reported in the fuel oil and refined fuels segment.

Cost of products sold associated with the distribution of propane and related activities of $275.1 million for fiscal 2016 decreased $168.4 million, or 38.0%, compared to the prior year, primarily due to lower wholesale costs and, to a lesser extent, lower volumes sold.  Lower average propane costs and lower propane volumes sold during fiscal 2016 resulted in a decrease of $106.8 million and $59.5 million, respectively.  Cost of products sold from other propane activities decreased $4.3 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $42.9 million for fiscal 2016 decreased $49.7 million, or 53.7%, compared to the prior year.  Lower fuel oil and refined fuels wholesale costs and lower volumes sold resulted in decreases of $26.2 million and $24.4 million, respectively, in costs of products sold during fiscal 2016 compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $30.7 million for fiscal 2016 decreased $11.6 million, or 27.5%, compared to the prior year, primarily due to lower natural gas and electricity wholesale costs coupled with lower usage.

Total cost of products sold as a percent of total revenues decreased 7.3 percentage points to 34.6% in fiscal 2016 from 41.9% in the prior year, primarily due to the decline in wholesale costs outpacing the decline in average selling prices.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
Operating expenses	$412,756	$444,251	$(31,495)	(7.1)%
As a percent of total revenues	39.5%	31.4%

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

Operating expenses of $412.8 million for fiscal 2016 decreased $31.5 million, or 7.1%, compared to $444.3 million in the prior year, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, lower variable compensation associated with lower earnings, lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet; offset to an extent by an increase in insurance and product liability expenses. Operating expenses for fiscal 2016 included a $6.6 million accrual for our voluntary full withdrawal from a MEPP, a charge of $3.0 million related to the settlement of a product liability matter, and a pension settlement charge of $2.0 million. Operating expenses for fiscal 2015 included expenses of $9.7 million associated with the integration of the Inergy Propane operations, an $11.3 million charge related to our voluntary partial withdrawal from a MEPP, and a pension settlement charge of $2.0 million. These items were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$61,149	$68,296	$(7,147)	(10.5)%
As a percent of total revenues	5.8%	4.8%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $61.1 million for fiscal 2016 decreased $7.1 million, or 10.5%, compared to $68.3 million in the prior year, primarily due to lower variable compensation associated with lower earnings, partially offset by increased professional services fees for strategic initiatives.  General and administrative expenses for fiscal 2015 included $1.9 million of professional services and other expenses associated with the integration of the Inergy Propane operations.  This item was excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
Depreciation and amortization	$129,616	$133,294	$(3,678)	(2.8)%
As a percent of total revenues	12.4%	9.4%

Depreciation and amortization expense of $129.6 million in fiscal 2016 decreased $3.7 million from $133.3 million in the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
Interest expense, net	$75,086	$77,634	$(2,548)	(3.3)%
As a percent of total revenues	7.2%	5.5%

Net interest expense of $75.1 million for fiscal 2016 decreased $2.5 million from $77.6 million in the prior year, primarily due to the refinancing of $250.0 million of 7.375% Senior Notes due 2020 with $250.0 million of 5.75% Senior Notes due 2025 in the second quarter of fiscal 2015, and savings from the refinancing of our revolving credit facility.  See Liquidity and Capital Resources below for additional discussion.

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

Loss on Debt Extinguishment

On March 3, 2016, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) that provides for a five-year $500.0 million revolving credit facility.  In connection with the Amended Credit Agreement, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2016 amounted to $14.4 million, or $0.24 per Common Unit, compared to $84.4 million, or $1.39 per Common Unit, in fiscal 2015. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2016 amounted to $219.7 million, compared to $296.0 million for fiscal 2015.

Net income and EBITDA for fiscal 2016 included: (i) a gain on sale of business of $9.8 million; (ii) a $6.6 million charge related to our voluntary full withdrawal from a MEPP; (iii) a $3.0 million charge related to the settlement of a product liability matter; (iv) a pension settlement charge of $2.0 million; and (v) a loss on debt extinguishment of $0.3 million.  Net income and EBITDA for fiscal 2015 included: (i) a loss on debt extinguishment of $15.1 million; (ii) $11.5 million in expenses related to the integration of Inergy Propane; (iii) an $11.3 million charge related to our voluntary partial withdrawal from a MEPP; and (iv) a pension settlement charge of $2.0 million. Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $223.0 million for fiscal 2016, compared to Adjusted EBITDA of $334.0 million in fiscal 2015.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 24,	September 26,
	2016	2015
Net income	$14,440	$84,352
Add:
Provision for income taxes	588	700
Interest expense, net	75,086	77,634
Depreciation and amortization	129,616	133,294
EBITDA	219,730	295,980
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,190	(1,855)
Gain on sale of business	(9,769)	—
Multi-employer pension plan withdrawal charge	6,600	11,300
Product liability settlement	3,000	—
Pension settlement charge	2,000	2,000
Loss on debt extinguishment	292	15,072
Integration-related costs	—	11,542
Adjusted EBITDA	$223,043	$334,039

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2015	2014	Decrease	Decrease
Revenues
Propane	$1,176,980	$1,606,840	$(429,860)	(26.8)%
Fuel oil and refined fuels	127,495	194,684	(67,189)	(34.5)%
Natural gas and electricity	66,865	87,093	(20,228)	(23.2)%
All other	45,639	49,640	(4,001)	(8.1)%
Total revenues	$1,416,979	$1,938,257	$(521,278)	(26.9)%
Retail gallons sold
Propane	480,372	530,743	(50,371)	(9.5)%
Fuel oil and refined fuels	41,878	49,071	(7,193)	(14.7)%

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

Operating expenses of $444.3 million for fiscal 2015 decreased $22.1 million, or 4.7%, compared to $466.4 million in the prior year, primarily due to operating efficiencies and synergies realized as a result of the integration of Inergy Propane; including lower payroll and benefit-related expenses attributable to reduced headcount, lower vehicles expenses attributable to reduced vehicle count and lower fuel costs to operate our fleet, and lower bad debt and insurance expenses.  Operating expenses for fiscal 2015 included expenses of $9.7 million associated with the integration of the Inergy Propane operations, an $11.3 million charge related to our voluntary partial withdrawal from a MEPP, and a pension settlement charge of $2.0 million.  Operating expenses for fiscal 2014 included integration-related expenses of $8.1 million.  These items were excluded from our calculation of Adjusted EBITDA below.

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

Net income and EBITDA for fiscal 2015 included: (i) a loss on debt extinguishment of $15.1 million; (ii) $11.5 million in expenses related to the integration of Inergy Propane; (iii) an $11.3 million charge related to our voluntary partial withdrawal from a MEPP; and (iv) a pension settlement charge of $2.0 million.  Net income and EBITDA for fiscal 2014 included: (i) a loss on debt extinguishment of $11.6 million; and (ii) $12.3 million in expenses related to the integration of Inergy Propane. Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $334.0 million for fiscal 2015, compared to Adjusted EBITDA of $338.5 million in fiscal 2014.

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 26,	September 27,
	2015	2014
Net income	$84,352	$94,509
Add:
Provision for income taxes	700	767
Interest expense, net	77,634	83,261
Depreciation and amortization	133,294	136,399
EBITDA	295,980	314,936
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,855)	(306)
Loss on debt extinguishment	15,072	11,589
Integration-related costs	11,542	12,283
Multi-employer pension plan withdrawal charge	11,300	—
Pension settlement charge	2,000	—
Adjusted EBITDA	$334,039	$338,502

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2016 amounted to $157.1 million, a decrease of $167.1 million compared to the prior year.  The decrease was primarily attributable to lower earnings (discussed above) coupled with a lower amount of working capital realized as a result of a lower level of working capital at the beginning of fiscal 2016 compared to the beginning of fiscal 2015.  The decline in the amount of working capital was due to the impact of the steep decline in wholesale product costs on our accounts receivable and inventory in fiscal 2015.

Investing Activities. Net cash used in investing activities of $53.9 million for fiscal 2016 consisted of $42.9 million for the acquisition of Propane USA and capital expenditures of $38.4 million (including $21.8 million to support the growth of operations and $16.6 million for maintenance expenditures); partially offset by $21.5 million in proceeds from the sale of assets and operations in a non-strategic market and $6.0 million in net proceeds from the sale of property, plant and equipment.  Net cash used in investing activities of $36.0 million for fiscal 2015 consisted of capital expenditures of $41.2 million (including $21.8 million to support the growth of operations and $19.4 million for maintenance expenditures) and $6.5 million for the acquisition of a business; partially offset by $11.7 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for fiscal 2016 of $218.2 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2015 and the first, second and third quarters of fiscal 2016.  Upon the execution of the amendment and restatement of our credit agreement on March 3, 2016, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the revolving credit facility of the new second amended and restated credit agreement.  This resulted in the repayment of the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement with proceeds from borrowings under the revolving credit facility of the new credit agreement.  Financing activities for fiscal 2016 also reflects the payment of $2.7 million in debt origination costs associated with the refinancing of the credit agreement.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 24, 2016, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $17.0 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $100.0 million outstanding under our senior secured Revolving Credit Facility.  See Part IV, Note 8 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 24, 2016 are as follows: fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $446.2 million; and thereafter: $775.0 million.

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

On October 20, 2016, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8875 per Common Unit for the three months ended September 24, 2016. This quarterly distribution rate equates to an annualized rate of $3.55 per Common Unit. The distribution was paid on November 8, 2016 to Common Unitholders of record as of November 1, 2016.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  We made a minimum required funding payment of $0.7 million in fiscal 2016.  There were no such funding requirements for the defined benefit pension plan in fiscal 2015 or 2014.  As of September 24, 2016 and September 26, 2015 the plan’s projected benefit obligation exceeded the fair value of plan assets by $49.3 million and $42.6 million, respectively.  As a result, the net liability recognized in the consolidated financial statements for the defined benefit pension plan increased by $6.7 million during fiscal 2016, which was primarily attributable to an increase in the benefit obligation as a result of the decrease in discount rates used to measure the obligation, partially offset by a return on plan assets that outpaced the interest cost of the benefit obligation.  During fiscal 2017, the Partnership expects to contribute approximately $10.7 million to the defined benefit pension plan in the form of a minimum funding requirement.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  However, as we experienced in recent fiscal years, significant declines in interest rates relevant to our benefit obligations, and/or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan.  For purposes of measuring the projected benefit obligation as of September 24, 2016 and September 26, 2015, we used a discount rate of 3.125% and 3.875%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.

During fiscal 2016 and fiscal 2015, lump sum settlement payments of $5.8 million in each year exceeded the interest and service cost components of the net periodic pension cost.  As a result, we recorded a non-cash settlement charge of $2.0 million during the fourth quarter of fiscal 2016 and fiscal 2015, respectively, in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost. During fiscal 2014, the amount of the pension benefit obligations settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized.

We also provide postretirement health care and life insurance benefits for certain retired employees.  Partnership employees who were hired prior to July 1993 and retired prior to March 1998 are eligible for health care benefits if they reached a specified retirement age while working for the Partnership.  Partnership employees hired prior to July 1993 are eligible for postretirement life insurance benefits if they reach a specified retirement age while working for the Partnership.  Effective March 31, 1998, we froze participation in our postretirement health care benefit plan, with no new retirees eligible to participate in the plan.  All active and eligible employees who were to receive health care benefits under the postretirement plan subsequent to March 1, 1998 were provided an increase to their accumulated benefits under the defined benefit pension plan.  Our postretirement health care and life insurance benefit plans are unfunded.  Effective January 1, 2006, we changed our postretirement health care plan from a self-insured program to one that is fully insured under which we pay a portion of the insurance premium on behalf of the eligible participants.

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 24, 2016:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2022 and
	2017	2018	2019	2020	2021	thereafter
Long-term debt obligations	$—	$—	$—	$—	$446,180	$775,000
Interest payments	73,937	73,064	73,064	73,064	71,660	136,938
Operating lease obligations (a)	22,580	18,796	15,050	12,519	9,497	15,841
Self-insurance obligations (b)	10,168	10,383	8,833	7,201	6,012	16,451
Pension contributions (c)	10,704	9,570	7,570	9,175	5,400	—
Other contractual obligations (d)	3,232	3,944	3,354	1,811	1,502	13,985
Total	$120,621	$115,757	$107,871	$103,770	$540,251	$958,215

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $2.7 million, $2.7 million, $2.4 million, $1.7 million, $1.5 million and $4.5 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	Amounts represent estimated minimum funding requirements for our pension plan.
(d)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $43.3 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 3, 2017.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 46% of our vehicle fleet, approximately 26% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $29.2 million, $32.7 million and $31.8 million for fiscal 2016, 2015 and 2014, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2016 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2023, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $16.0 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 24, 2016 and September 26, 2015.

Recently Issued Accounting Pronouncements

See Part IV, Note 2 of this Annual Report.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage ratio (the ratio of consolidated total debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  We manage our interest rate risk by entering into interest rate swap agreements.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 24, 2016, the fair value of the interest rate swaps was a net liability of $0.2 million, which is included within other current liabilities with a corresponding unrealized loss reflected in accumulated other comprehensive income.

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

A.	The fair value of open positions as of September 24, 2016.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 24, 2016 indicates an increase in potential future net losses of $1.0 million.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2016
Revenues	$275,857	$404,140	$205,099	$161,015	$1,046,111
Costs of products sold	92,506	137,009	75,497	56,941	361,953
Gain on sale of business (a)	—	—	9,769	—	9,769
Operating income (loss)	31,344	111,213	(10,780)	(41,371)	90,406
Loss on debt extinguishment (b)	—	292	—	—	292
Net income (loss)	12,266	92,011	(29,598)	(60,239)	14,440
Net income (loss) per Common Unit - basic (c)	$0.20	$1.51	$(0.49)	$(0.99)	$0.24
Net income (loss) per Common Unit - diluted (c)	$0.20	$1.51	$(0.49)	$(0.99)	$0.24

Cash provided by (used in):
Operating activities	10,351	70,136	48,173	28,448	157,108
Investing activities	(52,505)	(11,399)	14,542	(4,543)	(53,905)
Financing activities	(53,722)	(56,517)	(54,011)	(53,950)	(218,200)
EBITDA (d)	$62,982	$144,071	$21,508	$(8,831)	$219,730
Adjusted EBITDA (d)	$67,192	$145,102	$18,395	$(7,646)	$223,043
Retail gallons sold
Propane	109,764	161,597	80,184	63,231	414,776
Fuel oil and refined fuels	8,565	13,296	5,771	3,246	30,878

Fiscal 2015
Revenues	$422,944	$599,389	$220,302	$174,344	$1,416,979
Costs of products sold	187,921	253,667	94,198	57,594	593,380
Operating income (loss)	75,968	171,591	(21,834)	(47,967)	177,758
Loss on debt extinguishment (b)	—	15,072	—	—	15,072
Net income (loss)	55,807	136,634	(40,952)	(67,137)	84,352
Net income (loss) per Common Unit - basic (c)	$0.92	$2.26	$(0.67)	$(1.11)	$1.39
Net income (loss) per Common Unit - diluted (c)	$0.92	$2.24	$(0.67)	$(1.11)	$1.38

Cash provided by (used in):
Operating activities	33,605	126,332	99,205	65,067	324,209
Investing activities	(11,453)	(10,083)	(8,419)	(6,017)	(35,972)
Financing activities	(52,777)	(68,197)	(53,843)	(53,721)	(228,538)
EBITDA (d)	$108,597	$189,748	$10,896	$(13,261)	$295,980
Adjusted EBITDA (d)	$101,005	$214,316	$12,067	$6,651	$334,039
Retail gallons sold
Propane	134,534	199,690	77,633	68,515	480,372
Fuel oil and refined fuels	11,261	19,898	6,181	4,538	41,878

(a)

On April 22, 2016, we sold certain assets and operations in a non-strategic market of the propane segment for $26.0 million, including $5.0 million of non-compete consideration that will be received over a five-year period, resulting in a gain of $9.8 million that was recognized during the third quarter of fiscal 2016.

(b)

During the second quarter of fiscal 2016, we entered into a Second Amended and Restated Credit Agreement that provides for a five-year $500.0 million revolving credit facility.  In connection with the Amended Credit Agreement, we recognized a non-

cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.  During the second quarter of fiscal 2015, we repurchased and satisfied and discharged all of our 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2016
Net income (loss)	$12,266	$92,011	$(29,598)	$(60,239)	$14,440
Add:
Provision for income taxes	185	58	180	165	588
Interest expense, net	18,893	18,852	18,638	18,703	75,086
Depreciation and amortization	31,638	33,150	32,288	32,540	129,616
EBITDA	62,982	144,071	21,508	(8,831)	219,730
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	1,210	739	56	(815)	1,190
Gain on sale of business	—	—	(9,769)	—	(9,769)
Multi-employer pension plan withdrawal charge	—	—	6,600	—	6,600
Product liability settlement	3,000	—	—	—	3,000
Pension settlement charge	—	—	—	2,000	2,000
Loss on debt extinguishment	—	292	—	—	292
Adjusted EBITDA	$67,192	$145,102	$18,395	$(7,646)	$223,043

Fiscal 2015
Net income (loss)	$55,807	$136,634	$(40,952)	$(67,137)	$84,352
Add:
Provision for income taxes	162	174	185	179	700
Interest expense, net	19,999	19,711	18,933	18,991	77,634
Depreciation and amortization	32,629	33,229	32,730	34,706	133,294
EBITDA	108,597	189,748	10,896	(13,261)	295,980
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	(9,505)	7,433	37	180	(1,855)
Loss on debt extinguishment	—	15,072	—	—	15,072
Integration-related costs	1,913	2,063	1,134	6,432	11,542
Multi-employer pension plan withdrawal charge	—	—	—	11,300	11,300
Pension settlement charge	—	—	—	2,000	2,000
Adjusted EBITDA	$101,005	$214,316	$12,067	$6,651	$334,039

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 24, 2016.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 24, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 24, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 24, 2016. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 24, 2016, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 23, 2016 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers.  No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us.  Under the current Partnership Agreement, members of our Board of Supervisors are elected by the Unitholders for three-year terms.  All of our current Supervisors, namely Messrs. Harold R. Logan Jr., Lawrence C. Caldwell, Matthew J. Chanin, John D. Collins, Michael A. Stivala, John Hoyt Stookey and Ms. Jane Swift, were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 13, 2015.

At its regular meeting on November 15, 2016, our Board of Supervisors, pursuant to authority granted to the Board under the Partnership Agreement, and acting on the recommendation of the Board’s Nominating/Governance Committee, increased the size of the Board from eight (8) Supervisors to nine (9) Supervisors, effective January 1, 2017. At the same meeting and again pursuant to authority granted to the Board under the Partnership Agreement and in accordance with the recommendation of its Nominating/Governance Committee, the Board elected Messrs. Terence J. Connors and William M. Landuyt to fill the two vacancies on the Board following the increase in size of the Board, effective January 1, 2017. Messrs. Connors and Landuyt were each elected for a term due to expire at the next Tri-Annual Meeting of our Unitholders, currently planned for Spring 2018.  At this time neither Mr. Connors nor Mr. Landuyt has been named to any Board committees.

Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Audit Committee with authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval.  The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) independence and qualifications of the independent registered public accounting firm; (iv) performance of the internal audit function and the independent registered public accounting firm; and (v) accounting complaints.

The Board of Supervisors has determined that all three current members of the Audit Committee, John D. Collins, Lawrence C. Caldwell and Jane Swift, are independent and (with the exception of Ms. Swift) audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report.

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

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 23, 2016 and with respect to Terence J. Connors and William M. Landuyt, who have been elected to become members of the Board of Supervisors as of January 1, 2017.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	47	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	46	Chief Financial Officer & Chief Accounting Officer
Paul Abel	63	Senior Vice President, General Counsel and Secretary
Steven C. Boyd	52	Senior Vice President – Operations
Douglas T. Brinkworth	55	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	51	Senior Vice President – Information Services
A. Davin D’Ambrosio	52	Vice President and Treasurer
Keith P. Onderdonk	52	Vice President – Operational Support
Sandra N. Zwickel	50	Vice President – Human Resources
Daniel S. Bloomstein	43	Controller
Harold R. Logan, Jr.	72	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	86	Member of the Board of Supervisors
John D. Collins	78	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	51	Member of the Board of Supervisors
Lawrence C. Caldwell	70	Member of the Board of Supervisors
Matthew J. Chanin	62	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Terence J. Connors	61	Member of the Board of Supervisors
William M. Landuyt	61	Member of the Board of Supervisors

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

Mr. Stivala’s qualifications to sit on our Board include his fifteen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

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

Mr. Stookey has served as a Supervisor since March 1996.  He was Chairman of the Board of Supervisors from March 1996 through January 2007.  From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum Chemical Corporation, a predecessor of the Partnership.  He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc, a global diversified industrial conglomerate, in September 1993 until October 1995, at which time he retired.  Since then, Mr. Stookey has served as a trustee of a number of non-profit organizations, including founding and serving as non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to training inner city individuals to become computer and software technicians), The Berkshire Choral Festival and Landmark Volunteers and also currently serves on the Board of Directors of The Clark Foundation and The Robert Sterling Clark Foundation and as a Life Trustee of the Boston Symphony Orchestra.

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

Mr. Collins’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his forty years of experience in public accounting, including 31 years as a partner supervising the audits of public companies.  Mr. Collins has served on a number of AICPA and international accounting and auditing standards bodies.

Ms. Swift has served as a Supervisor since April 2007.  She is currently the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, Ms. Swift served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, she founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry.  She has previously served on the boards of K12, Inc., Animated Speech Company, The Young Writers Project and Sally Ride Science Inc. Ms. Swift currently serves on several not-for-profit boards, including the National Alliance for Public Charter Schools and Vermont PBS; and on the advisory boards of School of Leadership Afghanistan and Vote, Run, Lead.  Ms. Swift is also a Trustee for Champlain College.  Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

Ms. Swift’s qualifications to sit on our Board include her strong skills in public policy and government relations and her extensive knowledge of regulatory matters arising from her fifteen years in state government.

Mr. Caldwell has served as a Supervisor since November 2012. He was a Co-Founder of New Canaan Investments, Inc. (“NCI”), a private equity investment firm, where he was one of three senior officers of the firm from 1988 to 2005. NCI was an active “fix and build” investor in packaging, chemicals, and automotive components companies. Mr. Caldwell held a number of board directorships and senior management positions in these companies until he retired in 2005. The largest of these companies was Kerr Group, Inc., a plastic closure and bottle company where Mr. Caldwell served as Director for eight years and Chief Financial Officer for six years. From 1985 to 1988, Mr. Caldwell was head of acquisitions for Moore McCormack Resources, Inc., an oil and gas exploration, shipping, and construction materials company. Mr. Caldwell is currently a director of Magnuson Products, LLC, a private company which manufactures specialty engine components for automotive original equipment manufacturers and aftermarket. Mr. Caldwell also currently serves on the Board of Trustees and as Chairman of the Investment and Finance Committee of Historic Deerfield, and on the Board of Directors and as Chairman of the Finance Committee of the Leventhal Map Center; both of which non-profit institutions focus on enriching educational programs for K-12 children locally and nationwide.

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

Mr. Chanin’s qualifications to sit on our Board include 35 years of investment experience with a focus on highly structured private placements in companies in a broad range of industries, with a particular focus on energy companies.  He has previously served on the audit committee of a public company board and is currently a member of the compensation committee for a private company board.  Mr. Chanin has earned an MBA and is a Chartered Financial Analyst.

Mr. Connors will commence service as a Supervisor on January 1, 2017.  Mr. Connors retired in September 2015 from KPMG LLP after nearly forty years in public accounting. Prior to joining KPMG in 2002 he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. At KPMG he was a professional practice partner, SEC Reviewing Partner and was elected to serve as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Mr. Connors currently serves as a director and audit committee chairman of the largest privately-held automotive parts remanufacturer in the world.

Mr. Connors’ qualifications to sit on our Board include his extensive experience as a lead audit partner for numerous public companies across a variety of industries, which enables him to provide helpful insights to the Board in connection with its oversight of financial, accounting and internal control matters.

Mr. Landuyt will commence service as a Supervisor on January 1, 2017.  Since 2003, Mr. Landuyt has served as a Managing Director at Charterhouse Equity Partners, LLC, a private equity firm with a focus on build-ups, management buyouts, and growth capital investments primarily in the business services and healthcare services sectors, and has served on the Boards of Directors of a number of portfolio companies of that firm.  From 1996 to 2003, Mr. Landuyt served as Chairman of the Board, President and Chief Executive Officer of Millennium Chemicals, Inc. (“Millennium”), and from 1983 to 1996 he served in several senior executive positions with Hanson Industries (“Hanson,” the US subsidiary of Hanson plc), including Vice President and Chief Financial Officer and ultimately Director, President and Chief Executive Officer.  Hanson and Millennium were both previous owners of the Partnership or its predecessor through 1996 and 1999, respectively. He joined Hanson after spending six years as a Certified Public Accountant and auditor at Price Waterhouse & Co., where he rose to the position of Senior Manager.  Mr. Landuyt has previously served on the Boards of Directors (including their Audit and Compensation Committees) of public companies, including Bethlehem Steel Corp., MxEnergy Holdings, Inc., a leading retail marketer of natural gas and electricity contracts, and Top Image Systems, Inc.  Mr. Landuyt is also the Co-Founder and Executive Director of Celtic Charms, Inc., a non-profit therapeutic horsemanship center serving people with physical and cognitive disabilities and disorders.

Mr. Landuyt’s qualifications to sit on our Board include forty years of financial and executive management experience for both public and private companies, including extensive experience with mergers and acquisitions and corporate governance.  Additionally, his specific responsibility for supervision of the Partnership’s predecessors, as well as his subsequent board-level involvement in the distribution, petrochemical and retail energy sectors through Charterhouse’s investments in those sectors, gives Mr. Landuyt extensive expertise in areas directly relevant to the business of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC.  Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file.  Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2016.

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

Compensation Committee Charter

Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Compensation Committee.  The Board of Supervisors has determined that all three current members of the Compensation Committee, Matthew J. Chanin, Harold R. Logan, Jr. and John Hoyt Stookey, are independent.

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

During fiscal 2016, the Compensation Committee independently retained Willis Towers Watson (“Towers Watson”), a human resources consulting firm, formerly known as Towers Watson & Co., to assist the Compensation Committee in developing competitive compensation packages for the Partnership’s executive officers. See Item 11 below.

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development and identifies individuals qualified to become Board members, recommends to the Board the persons to be nominated for election as Supervisors at any Tri-Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board, develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines and Principles when appropriate, and oversees the annual evaluation of the Board.  The Committee’s current members are Harold R. Logan, Jr. (its Chairman), Lawrence C. Caldwell, Matthew J. Chanin, John D. Collins, John Hoyt Stookey and Jane Swift, all of whom are independent in accordance with our Corporate Governance Guidelines and Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter.  A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2015, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial and Chief Accounting Officer
Steven C. Boyd	Senior Vice President – Field Operations
Douglas T. Brinkworth	Senior Vice President Product Supply, Purchasing and Logistics
Paul Abel	Senior Vice President, General Counsel and Secretary
Mark Wienberg	Former Chief Development Officer*

*

Effective May 26, 2016, Mr. Wienberg is no longer employed by the Partnership.  For details regarding Mr. Wienberg’s severance arrangement with the Partnership, please refer to the section below titled “Severance Benefits.”

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

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of restricted units under the Partnership’s Restricted Unit Plan and other adjustments to the compensation packages of the executive officers, other than himself, to the Committee based on market conditions, the Partnership’s performance, and individual performance.  When recommending individual pay adjustments for the executive officers, Mr. Stivala, our President and Chief Executive Officer, presents the Committee with information comparing each executive officer’s current compensation to the mean compensation figures for comparable positions included in benchmarking data utilized by the Committee.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executives’ current base salaries and total direct compensation to the data provided in the Mercer benchmarking database.  The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmark data from the Mercer benchmarking database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“Towers Watson”), a human resources consulting firm, formerly known as Towers Watson & Co.  During fiscal 2013, Towers Watson reviewed our Long-Term Incentive and Restricted Unit Plans, which resulted in revisions to our cash bonus plan and Long-term Incentive Plan, and an alteration of the vesting schedule of our Restricted Unit Plan.  In fiscal 2014, Towers Watson provided the Committee with assistance in developing competitive compensation packages for those executive officers identified by the Committee as our senior level executive officers (including all of our present named executive officers).  The recommendations that Towers Watson put forth to the Committee in 2014 were considered in the development of the respective fiscal 2015 compensation packages for each of our named executive officers.  Similarly, in developing the fiscal 2016 compensation packages for each of our named executive officers, the Committee again retained the services of Towers Watson to benchmark the base salaries and total direct compensation of our executive officers compared to comparable positions, using market data for similarly-sized companies which was developed by Towers Watson from multiple survey sources across several industries, inclusive of other energy companies in the United States.

Our Unitholders:  Say-on-Pay

At their 2015 Tri-Annual Meeting, our Unitholders overwhelmingly approved an advisory resolution approving executive compensation (commonly referred to as “Say-on-Pay”).  As a result, the Committee has determined that no major revisions of its executive compensation practices are required. However, the Committee periodically evaluates its compensation practices for possible improvement.  The following represents the 2015 Say-on-Pay voting results:

For	Against	Abstain	Broker Non-Votes
28,802,659	1,712,622	613,603	22,303,948

The Annual Compensation Decision Making Process

Fiscal 2016 Committee Meetings

The Committee holds three regularly-scheduled meetings during the fiscal year:  one in November, one in January and one in July, and may meet at other times during the year as warranted.  It finalized the fiscal year 2016 compensation packages for each of our named executive officers at its November 10, 2015 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each senior executive’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive’s compensation package for fiscal 2016.  The Committee considered a number of factors in establishing the fiscal 2016 executive compensation packages, including, but not limited to, experience, scope of responsibility and individual performance.

The benchmarking data provided to the Committee for fiscal 2016 was derived from the Mercer database containing information obtained from surveys of over 3,000 organizations and approximately 1,400 positions which may or may not include similarly-sized national propane marketers for the reasons stated below.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of similar size to the Partnership.

Prior to making its decisions regarding each named executive officer’s fiscal 2016 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year.  “Total cash compensation opportunity” consists of base salary, an annual cash bonus, and cash settled long-term incentives.  The Committee then compared each named executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database.  In addition, the Committee retained the services of Towers Watson to benchmark the base salaries and total direct compensation of our executive officers compared to comparable positions, using market data for similarly-sized companies which was developed by Towers Watson from multiple survey sources across several industries, inclusive of other energy companies in the United States. The Committee then based its final decisions on both the recommendations made by Towers Watson and on the information contained in the Mercer benchmarking database.

Our Approach to Setting Compensation Packages

In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive, including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance.  The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year.  As a result, different weights may be given to different components of compensation among each of our named executive officers.

As previously stated, the Committee is provided with benchmarking data for comparison. This benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.  The Committee compares total cash compensation opportunities, comprising base salary and annual cash bonuses, as well as total direct compensation (which includes opportunities under our Long-Term Incentive Plan and Restricted Unit Plan awards) to the total mean cash compensation opportunity and total direct compensation opportunity for the parallel position in the benchmark information reviewed.

Compensation Peer Group

The Committee bases its benchmarking on a broad base of companies of similar size to the Partnership, and does not rely solely on a peer group of other propane marketers.  The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market.  Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in vastly different economic environments. The compensation packages of the named executive officers of Ferrellgas Partners, L.P. and AmeriGas Partners, L.P. were included in the benchmarking study provided by Towers Watson for fiscal 2016 and was reviewed by the Committee as part of its decision-making process.  This benchmarking approach has been in place for a number of years.

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

The Partnership’s equity holding requirements for the specified positions are currently as follows:

Position	Amount
Member of the Board of Supervisors	3 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2016 measurement date, the amounts of units held by Mr. Stivala and by Mr. Kuglin were less than the amount noted above for their respective positions.  This was the first time since adoption of the Equity Holding Policy that any of our executives held less than the applicable amount outlined in the policy.  After a careful review of the circumstances, the Committee concluded that these shortfalls were attributable to the precipitous decline in the trading price of our Common Units leading up to the measurement date, similar to the trading performance of other master limited partnerships during that time.  Later in 2016, the trading price of our Common Units increased and these named executive officers returned to compliance with the Equity Holding Policy.

The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

Incentive Compensation Recoupment Policy

Upon recommendation by the Committee, on April 25, 2007, the Board of Supervisors adopted an Incentive Compensation Recoupment Policy that permits the Committee to seek reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments made pursuant to the annual cash bonus plan and the Long-Term Incentive Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported.  Such reimbursement can be sought from executives even if they were not personally responsible for the restatement.  In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units.

The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.

Executive Compensation Philosophy

Overview

Our executive compensation program is underpinned by two core objectives:

•	To attract and retain talented executives who have the skills and experience required to achieve our goals; and
•	To align the short-term and long-term interests of our executive officers with those of our Unitholders.

We accomplish these objectives by providing our executives with compensation packages that combine various components, specifically linked to either short-term or long-term performance measures, and that encourage equity ownership in the Partnership.  Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achievement of this goal.

The principal components of the compensation we provide to our named executive officers are as follows:

Component	Purpose	Features
Base Salary	• To reward individual performance, experience and scope of responsibility • To be competitive with market pay practices	• Reviewed and approved annually • Market benchmarked • Mean market salary data is considered in determining levels
Annual cash incentive	• Drive and reward the delivery of financial and operating performance during a particular fiscal year	• Paid in cash • Based solely on annual EBITDA performance compared to budgeted EBITDA
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

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, we consider it crucial to emphasize the performance-based elements of the total compensation opportunities that we provide to them.  Therefore, during fiscal 2016, the total cash compensation opportunity for our senior executive officers, including our named executive officers, was at least 50% performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for minimum payments.

The following table summarizes each of these components as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2016:

	Base Salary	Cash Bonus Target	Long-Term Incentive
Michael A. Stivala	40%	40%	20%
Michael A. Kuglin	45%	36%	19%
Steven C. Boyd	45%	36%	19%
Douglas T. Brinkworth	45%	36%	19%
Paul Abel	47%	35%	18%
Mark Wienberg	45%	36%	19%

Components of Compensation

Base Salary

The fiscal 2016 base salary adjustments for the named executive officers and all of our other executive officers were reviewed and approved by the Committee.  As was explained in the section above titled “The Annual Compensation Decision Making Process,” the Committee compared each named executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database.  In addition, the Committee retained the services of Towers Watson to benchmark the base salaries and total direct compensation of our executive officers compared to comparable positions, using market data for similarly-sized companies which was developed by Towers Watson from multiple survey sources across several industries, inclusive of other energy companies in the United States. The Committee then based its final decisions on both the recommendations made by Towers Watson and on the information contained in the Mercer benchmarking database.

The following base salaries were in effect during fiscal 2016 and fiscal 2015 for our named executive officers:

	Fiscal 2016 Base Salary	Fiscal 2015 Base Salary
Michael A. Stivala	$500,000	$425,000
Michael A. Kuglin	$310,000	$275,000
Steven C. Boyd	$330,000	$315,000
Douglas T. Brinkworth	$310,000	$300,000
Paul Abel	$300,000	$290,000
Mark Wienberg	$335,000	$325,000

At its November 14, 2016 meeting, the Committee increased Mr. Kuglin’s base salary to $330,000, in recognition of his performance throughout the year and to bridge a perceived shortfall between his former base salary and the benchmark salaries for similar positions.  The Committee did not make any other adjustments to the base salaries of our named executive officers.

The base salaries paid to our named executive officers in fiscal 2016, fiscal 2015 and fiscal 2014 are reported in the column titled “Salary” in the Summary Compensation Table below.

Annual Cash Bonus Plan

The Committee uses the Annual Cash Bonus Plan (which falls within the Securities and Exchange Commission’s definition of a “Non-Equity Incentive Plan” for the purposes of the Summary Compensation Table and otherwise) to provide a cash incentive award to our executive officers for the attainment of EBITDA targets for the particular fiscal year, in accordance with the annual budget approved by our Board of Supervisors at the beginning of the fiscal year.

Performance Condition

The sole metric measures Actual Plan EBITDA relative to Budgeted EBITDA.

Definitions

Actual EBITDA: represents net income before deducting interest expense, income taxes, depreciation and amortization.

Actual Plan EBITDA: represents Actual EBITDA adjusted for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; gains or losses on sale of business; acquisition and integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment.

Budgeted EBITDA: represents our target budgeted EBITDA developed using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a balance between a target that is reasonably achievable, yet not assured.

The performance targets for our Annual Cash Bonus Plan for fiscal years subsequent to fiscal 2014 were established by the Committee at its January 22, 2014 meeting, following a review of recommendations made by Towers Watson, which had been engaged by the Committee for that purpose.  For fiscal 2016 and fiscal 2015, our named executive officers had the opportunity to earn between 50% and 120% of their target cash bonuses, and for fiscal years prior to fiscal 2015, our named executive officers had the opportunity to earn between 60% and 120% of their target cash bonuses, depending upon the relationship of our Actual Plan EBITDA compared to Budgeted EBITDA in accordance with the following tables:

	Fiscal 2016 and Fiscal 2015			Fiscal 2014
	Actual EBITDA as a % of budgeted EBITDA	% of Target Cash Bonus Earned		Actual EBITDA as a % of budgeted EBITDA	% of Target Cash Bonus Earned
Maximum	120% and above	120%	Maximum	120% and above	120%
	119%	119%		119%	119%
	118%	118%		118%	118%
	117%	117%		117%	117%
	116%	116%		116%	116%
	115%	115%		115%	115%
	114%	114%		114%	114%
	113%	113%		113%	113%
	112%	112%		112%	112%
	111%	111%		111%	111%
	110%	110%		110%	110%
	109%	109%		109%	109%
	108%	108%		108%	108%
	107%	107%		107%	107%
	106%	106%		106%	106%
	105%	105%		105%	105%
	104%	104%		104%	104%
	103%	103%		103%	103%
	102%	102%		102%	102%
	101%	101%		101%	101%
Target	100%	100%	Target	100%	100%
	99%	98%		99%	98%
	98%	96%		98%	96%
	97%	94%		97%	94%
	96%	92%		96%	92%
	95%	90%		95%	90%
	94%	85%		94%	68%
	93%	82.5%		93%	66%
	92%	80%		92%	64%
	91%	77.5%		91%	62%
	90%	75%	Entry	90%	60%
	89%	70%		Below 90%	0%
	88%	65%
	87%	60%
	86%	55%
Entry	85%	50%
	Below 85%	0%

The Committee made this change to the performance targets of our Annual Cash Bonus Plan based upon Towers Watson’s benchmark study performed in fiscal 2016, which indicated that the entry point utilized in our plan was higher than those of similar plans utilized by comparable companies.

Fiscal 2016 Annual Cash Bonus

For fiscal 2016, our Budgeted EBITDA was $350.0 million.  Our Actual Plan EBITDA was such that each of our executive officers earned 0% of his or her target cash bonus.  During the previous two fiscal years, our Actual Plan EBITDA was such that each of our named executive officers earned 90% and 68% of their target cash bonus for fiscal 2015 and fiscal 2014, respectively.

The fiscal 2016 target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2016 are summarized as follows:

Name	Fiscal 2016 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2016 Target Cash Bonus	Fiscal 2016 Actual Cash Bonus Earned at 0%
Michael A. Stivala	100%	$500,000	$—
Michael A. Kuglin	80%	$248,000	$—
Steven C. Boyd	80%	$264,000	$—
Douglas T. Brinkworth	80%	$248,000	$—
Paul Abel	75%	$225,000	$—
Mark Wienberg	80%	$268,000	$—

The Use of Discretion

Although our Annual Cash Bonus Plan is generally administered in accordance with the provisions of the plan, the Committee may exercise its broad discretionary powers, expressly provided for in the plan, to decrease or increase the annual cash bonus paid to a particular executive officer, upon the recommendation of our President and Chief Executive Officer, or to the executive officers as a group, when the Committee determines that an adjustment is warranted.  In each of fiscal 2016, fiscal 2015 and fiscal 2014, no such discretionary adjustments were made to the annual cash bonuses earned by our named executive officers.

At its meeting of November 14, 2016, the Committee approved the following fiscal 2017 target cash bonuses:

Name	Fiscal 2017 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2017 Target Cash Bonus
Michael A. Stivala	100%	$500,000
Michael A. Kuglin	80%	$264,000
Steven C. Boyd	80%	$264,000
Douglas T. Brinkworth	80%	$248,000
Paul Abel	75%	$225,000

The bonuses earned by our named executive officers under the annual cash bonus plan for fiscal 2016, fiscal 2015 and fiscal 2014 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Long-Term Incentive Plan

To complement the Annual Cash Bonus Plan, which focuses on our short-term financial goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals.

Performance Condition

Under the LTIP, performance is assessed based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”).  This ratio will be calculated (as shown below) by dividing our Average Distributable Cash Flow generated during an outstanding award’s three-year measurement period by a Baseline Cash Flow set on the initial grant date of the award.  The Committee adopted this measure for LTIP awards because the Partnership’s ability to support future cash distributions, and demonstrate distribution growth, is essential to successfully attracting and retaining investors, making it an important long-term performance metric.

Average Distributable Cash Flow

(Average Actual Plan EBITDA less capital expenditures, cash interest expense and other adjustments)

Baseline Cash Flow

(Total # of Common Units outstanding at beginning of the three-year measurement period times the then annualized distribution rate)

Definitions

Distributable Cash Flow: represents Actual Plan EBITDA for a particular fiscal year less capital expenditures, cash interest expense, and the provision for income taxes for the same fiscal year.

Actual Plan EBITDA: represents the same definition as Actual Plan EBITDA under the Annual Cash Bonus Plan.  Actual EBITDA is adjusted for various items considered to be non-recurring in nature, including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; gains or losses on sale of business; acquisition and integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment.

Average Distributable Cash Flow: represents average distributable cash flow for each of the three years in a particular award’s three-year measurement period, plus the product of the number of Common Units outstanding at the beginning of the three-year measurement period and the annual differences between the per Common Unit annualized distribution rate at the beginning of the three-year measurement period and the actual per Common Unit distributions paid during each of those three years.

Baseline Cash Flow: represents the total number of Common Units outstanding at the beginning of the three-year measurement period multiplied by the then per Common Unit annualized distribution rate.

The following table summarizes the performance targets and associated level of vesting that applies to awards made under the LTIP prior to November 14, 2016 based on the achievement level of the Distribution Coverage Ratio:

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

At its meeting on November 14, 2016, the Committee amended the LTIP to revise the performance targets and associated level of vesting that applies to awards made under the LTIP on or after September 25, 2016.  The following table summarizes the performance targets and associated level of vesting, based on the achievement level of the Distribution Coverage Ratio:

Distribution Coverage Ratio	% of Award Earned
1.25 or higher (Maximum)	150%
1.10 (Target)	100%
1.00 (Entry)	50%
Less than 1.00	0%

As a result of this amendment, between entry and target performance, for every additional 0.01 increase in the Distribution Coverage Ratio, an additional 5% of the award will be earned.  Between target and maximum performance, awards will be earned according to the following schedule:

Distribution Coverage Ratio	% of Award Earned
1.25 or higher	150.0%
1.24	146.7%
1.23	143.3%
1.22	140.0%
1.21	136.7%
1.20	133.3%
1.19	130.0%
1.18	126.7%
1.17	123.3%
1.16	120.0%
1.15	116.7%
1.14	113.3%
1.13	110.0%
1.12	106.7%
1.11	103.3%
1.10	100.0%

This amendment to the LTIP did not lower the minimum required Distribution Coverage Ratio for participants to earn an entry-level award.  The Committee’s decision to reduce the target-level and maximum-level award thresholds was intended to strike a better balance between an award that is reasonably achievable, yet not assured.

In addition, an amendment to the existing LTIP document was approved in order to properly reflect the original intent of the change of control language contained in the Partnership’s successive long term incentive plans to provide for a payout of the maximum threshold amount upon a change of control.  When the current LTIP was adopted effective 2014, the maximum payout opportunity for participants under the LTIP was increased from 125% to 150%, but this increase was inadvertently not reflected in the change of control provision of the LTIP.  This amendment aligns the change of control language to coincide with the current maximum threshold.

Grant Process

At the beginning of each fiscal year, LTIP unit awards are granted as a Committee-approved percentage of each executive officer’s salary.  In accordance with the terms of the LTIP, at the beginning of each three-year measurement period, the number of each executive officer’s unvested LTIP phantom unit awards is calculated by dividing his target LTIP amount (representing 50% of that executive officer’s target cash bonus under the Annual Cash Bonus Plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.

Cash Payments

For awards granted under the LTIP, our executive officers, as well as the other LTIP participants (all of whom are key employees), will, at the end of the three-year measurement period, receive cash payments equal to:

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
•

The sum of the products of the two preceding calculations multiplied by the applicable percentage corresponding to the Distribution Coverage Ratio illustrated in the applicable preceding table (based on the fiscal year for which the award was granted).

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2016, fiscal 2015 and fiscal 2014 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2016 and fiscal 2015 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2018 for the fiscal 2016 awards and at the end of fiscal 2017 for the fiscal 2015 awards):

	Fiscal 2016 Award	Fiscal 2015 Award
Michael A. Stivala	7,095	4,770
Michael A. Kuglin	3,519	2,315
Steven C. Boyd	3,746	2,828
Douglas T. Brinkworth	3,519	2,694
Paul Abel	3,193	2,441
Mark Wienberg	3,803	2,918

At its meeting on November 14, 2016, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2017.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2019).

Fiscal 2017 Award
Michael A. Stivala	7,559
Michael A. Kuglin	3,991
Steven C. Boyd	3,991
Douglas T. Brinkworth	3,749
Paul Abel	3,402

Vesting of the LTIP Awards

The three-year measurement period of the fiscal 2014 award ended simultaneously with the conclusion of fiscal 2016.  The Partnership’s Distribution Coverage Ratio was below the entry threshold for the three-year measurement period.  As such, no payments were earned relative to the fiscal 2014 awards.

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55.  A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period.  Mr. Abel is our only named executive officer to whom this retirement provision applied at the end of fiscal 2016.  As of the date of this filing, the retirement provision also applies to Mr. Brinkworth.

Restricted Unit Plan

At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan (“RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers, other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to this plan which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  At the conclusion of fiscal 2016, there remained 1,177,401 restricted units available under the RUP for future awards.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period.

Grant Process

All RUP awards are approved by the Committee.  Because individual circumstances differ, the Committee has not adopted a formulaic approach to making RUP awards.  Although the reasons for granting an award can vary, the general objective of granting an award to a recipient is to retain the services of the recipient over the vesting period while, at the same time, providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders.  The reasons for which the Committee grants RUP awards include, but are not limited to, the following:

•	To attract skilled and capable candidates to fill vacant positions;
•	To retain the services of an employee;
•	To provide an adequate compensation package to accompany an internal promotion; and
•	To reward outstanding performance.

In determining the quantity of restricted units to grant to executive officers and other key employees, the Committee considers, without limitation:

•	The executive officer’s or key employee’s scope of responsibility, performance and contribution to meeting our objectives;
•	The total cash compensation opportunity provided to the executive officer or key employee for whom the award is being considered;
•	The value of similar equity awards to executive officers of similarly sized companies; and
•	The current value of an equivalent quantity of outstanding Common Units.

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

Vesting Schedule

Restricted unit awards granted prior to August 6, 2013 vest as follows:  25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date.

At its August 6, 2013 meeting, after its review of recommendations made by Towers Watson, the Committee amended the RUP to revise the standard vesting schedule of awards granted thereafter to one third on each of the first three anniversaries of the award grant date.  The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards.  The Committee amended the plan in order to make its vesting schedule comparable to those of similar plans offered by other companies.  Unvested awards are subject to forfeiture in certain circumstances, as defined in the RUP.

Outstanding Awards under the RUP

At its November 10, 2015 meeting, in order to continue to further align the interests of our named executive officers with those of our Unitholders, the Committee approved a grant of 18,277 restricted units to Mr. Stivala and grants of 8,773 restricted units to each of the other named executive officers.  In determining these fiscal 2016 awards for our named executive officers, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2015.  The Committee uses RUP awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have a stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Common Unitholders.

The following table summarizes the RUP awards granted to our named executive officers at the Committee’s November 10, 2015 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2015	18,277
Michael A. Kuglin	November 15, 2015	8,773
Steven C. Boyd	November 15, 2015	8,773
Douglas T. Brinkworth	November 15, 2015	8,773
Paul Abel	November 15, 2015	8,773
Mark Wienberg	November 15, 2015	8,773*

*	Mr. Wienberg was granted 8,773 units at this meeting; however, as a result of his departure from the Partnership, 2,669 units of this award were forfeited.

The aggregate grant date fair values of RUP awards made during fiscal 2016, fiscal 2015 and fiscal 2014, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

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

Mr. Abel is our only named executive officer to whom this retirement provision applied at the end of fiscal 2016.  As of the date of this filing, this retirement provision also applies to Mr. Brinkworth.  As a result of the severance agreement between Mr. Wienberg and the Partnership, we agreed to treat Mr. Wienberg as if on May 26, 2016, he met the criteria of the retirement provision for 16,721 of his 24,032 then outstanding unvested restricted units.

***

At its November 14, 2016 meeting, the Committee granted the following RUP awards to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2016	31,864
Michael A. Kuglin	November 15, 2016	20,075
Steven C. Boyd	November 15, 2016	15,932
Douglas T. Brinkworth	November 15, 2016	15,932
Paul Abel	November 15, 2016	15,932

The Committee granted these awards in order to further align the economic interests of named executive officers with the economic interests our Common Unitholders.

Benefits and Perquisites

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service.  Effective January 1, 1998, we amended the plan in order to provide for a cash balance format rather than the final average pay format that was in effect prior to January 1, 1998 (the “Cash Balance Plan”).  The cash balance format is designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay format, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career.  Effective January 1, 2000, we amended the plan to limit participation in this plan to existing participants and no longer admit new participants to the plan.  On January 1, 2003, we amended the plan to cease future service and pay-based credits on behalf of the participants and, from that point on, participants’ benefits have increased only because of interest credits. Of our named executive officers, only Mr. Boyd and Mr. Brinkworth participate in the plan.

The changes in the actuarial value relative to Mr. Boyd’s and Mr. Brinkworth’s participation in the plan during fiscal 2016, fiscal 2015 and fiscal 2014 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2016, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2016, fiscal 2015 and fiscal 2014 are included in the column titled “Salary” in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $265,000, at a rate determined based on a performance-based scale.  The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This Percentage of Budgeted EBITDA (a)	The Participating Employee Will Receive this Matching Contribution for the Year
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%
(a)	For purposes of the 401(k) Plan, the definition of the term “Budgeted EBITDA” is identical to that of “Budgeted EBITDA” discussed under the heading title “Annual Cash Bonus Plan” above.

Actual Plan EBITDA, when applied to the 401(k) Plan, was such that matching contributions were not earned for calendar year 2016; however, the Committee exercised its discretionary authority to provide participants, including our named executive officers, with matching contributions equal to 25% of their calendar year 2016 contributions that do not exceed 6% of their total base pay, up to a maximum annual compensation limit of $265,000.

The matching contributions made on behalf of our named executive officers for 2016 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2016, fiscal 2015 and fiscal 2014 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.

The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2016.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$15,234	$2,950
Michael A. Kuglin	$—	$12,046	$2,950
Steven C. Boyd	$3,500	$7,609	$—
Douglas T. Brinkworth	$3,500	$11,157	$1,600
Paul Abel	$—	$15,640	$1,600
Mark Wienberg	$—	$11,072	$2,950

Perquisite-related costs for fiscal 2016, fiscal 2015 and fiscal 2014 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Severance Benefits

We believe that, in most cases, employees should be paid reasonable severance benefits.  Therefore, it is the general policy of the Partnership to provide named executive officers who are terminated by us without cause or who choose to terminate their employment with us for good reason with a severance payment equal to, at a minimum, one year’s base salary, unless circumstances dictate otherwise.  This policy was adopted because it may be difficult for former named executive officers to find comparable employment within a short period of time.  However, depending upon individual facts and circumstances, particularly the severed employee’s tenure with us and the employee’s level, the Partnership may make exceptions to this general policy.

Mr. Wienberg is our only named executive officer who entered into a severance agreement with us during fiscal 2016.  This severance agreement provides for the following severance benefits in exchange for, among other things, Mr. Wienberg’s release of all claims against the Partnership, Mr. Wienberg’s agreement not to disclose Partnership confidential information in his possession and, through November 24, 2017, Mr. Wienberg’s agreements not to compete with the Partnership, solicit any Partnership customer nor solicit the employment of any Partnership employee:

•	In periodic payments to be made through November 24, 2017, Mr. Wienberg will receive severance aggregating $502,500 (equal to eighteen (18) months’ base salary), less applicable withholdings;
•	On or about November 27, 2016, 16,721 unvested restricted units issued to Mr. Wienberg under the Partnership’s 2009 RUP prior to his departure will vest;
•

If and only if at the conclusion of each of the Partnership’s 2016, 2017 and 2018 fiscal years, participants in the Partnership’s LTIP qualify under the terms of that plan for a cash payment with respect to the award made under that plan in the Partnership’s 2014, 2015 and 2016 fiscal year, respectively, then the Partnership will make a cash payment to Mr. Wienberg in the full, non-pro-rated amount (less applicable withholdings) with respect to each such award that he would have been entitled to had he remained employed with the Partnership at those times (no such payment was due to Mr. Wienberg at the end of the Partnership’s 2016 fiscal year);

•

If and only if at the conclusion of the Partnership’s 2016 fiscal year, participants in the Partnership’s Annual Cash Bonus Plan qualify under the terms of that plan for a cash payment with respect to that fiscal year, then the Partnership will make a cash payment to Mr. Wienberg in the full, non-pro-rated amount (less applicable withholdings) that he would have been entitled to had he remained employed with the Partnership at the end of that fiscal year (no payment was due to Mr. Wienberg under this provision);

•

If and only if there is a change of control of the Partnership within the six-month period immediately following May 25, 2016, then the 7,311 restricted units otherwise forfeited by Mr. Wienberg under the Partnership’s RUP will immediately vest and be delivered to Mr. Wienberg, pursuant to the provisions of the plan (no such change of control occurred during that six-month period);

•

The Partnership will continue to pay, under COBRA, applicable premiums for health insurance benefits for Mr. Wienberg for 18 months following May 25, 2016, or until Mr. Wienberg earlier obtains health insurance benefits under another plan;

•	The Partnership will pay for executive outplacement services for Mr. Wienberg (value: $20,000);
•	The Partnership transferred to Mr. Wienberg his company car (value: $37,000); and
•

At Mr. Wienberg’s request, the Partnership’s operating subsidiary entered into a contract with Mr. Wienberg allowing him to purchase propane at a discounted price (the value thereof cannot be calculated).

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate both because these benefits are an inducement to accepting employment and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Severance Protection Plan.” During fiscal 2016, our Severance Protection Plan covered all of our executive officers, including our named executive officers.

The Severance Protection Plan provides for severance payments of either 65 or 78 weeks of base salary and target cash bonuses for such officers and key employees if within one year following a change of control their employment is terminated by us or our successor or they resign for Good Reason (as defined in the Severance Protection Plan).  All of our named executive officers are eligible for 78 weeks of base salary and target bonuses. The cash components of any change of control benefits are paid in a lump sum.

In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP will vest immediately and become distributable to the participants.  Also, without regard to whether a participant’s employment is terminated, all outstanding, unvested LTIP awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred.  Under the provisions of the LTIP document operative at the conclusion of fiscal 2016, an amount equal to the cash value of 125% of a participant’s unvested LTIP units, plus a sum equal to 125% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participants.  As a result of an amendment approved at the November 14, 2016 Compensation Committee meeting, this percentage was changed to 150%.

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

Although it is our practice to comply with the statutory and regulatory provisions of IRC Section 409A, the Suburban Propane, L.P. Severance Protection Plan for Key Employees, which we refer to as the “Severance Protection Plan,” provides that if any payment under the Severance Protection Plan subjects a participant to the 20% additional tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the additional tax not been payable.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2016.

The Compensation Committee:

Matthew J. Chanin, Chair

Harold R. Logan, Jr.

John Hoyt Stookey

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2016	$500,000	$—	$756,967	$—	$—	$45,917	$1,302,884
President and Chief Executive	2015	$425,000	$—	$263,241	$382,500	$—	$43,527	$1,114,268
Officer	2014	$362,500	$—	$1,182,776	$226,100	$—	$41,381	$1,812,757

Michael A. Kuglin	2016	$310,000	$—	$368,556	$—	$—	$40,282	$718,838
Chief Financial Officer and	2015	$275,000	$—	$127,751	$185,625	$—	$36,841	$625,217
Chief Accounting Officer	2014	$252,500	$—	$675,618	$116,100	$—	$33,430	$1,077,648

Steven C. Boyd	2016	$330,000	$—	$378,974	$—	$39,339	$38,471	$786,784
Senior Vice President -	2015	$315,000	$—	$156,083	$226,800	$5,787	$36,437	$740,107
Operations	2014	$302,500	$—	$763,708	$164,560	$28,917	$35,816	$1,295,501

Douglas T. Brinkworth	2016	$310,000	$—	$368,556	$—	$22,394	$43,349	$744,299
Senior Vice President -	2015	$300,000	$—	$148,622	$216,000	$3,643	$42,215	$710,480
Product Supply, Purchasing and Logistics	2014	$285,000	$—	$753,870	$155,040	$16,037	$41,791	$1,251,738

Paul Abel	2016	$300,000	$—	$353,584	$—	$—	$31,934	$685,518
Senior Vice President, General	2015	$290,000	$—	$134,684	$195,750	$—	$29,518	$649,952
Counsel and Secretary	2014	$273,334	$—	$735,124	$137,020	$—	$27,780	$1,173,258

Mark Wienberg	2016	$223,333	$—	$381,581	$—	$—	$196,773	$801,687
Former Chief Development	2015	$325,000	$—	$161,040	$234,000	$—	$42,201	$762,241
Officer	2014	$302,500	$—	$758,784	$164,560	$—	$38,275	$1,264,119

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses and LTIP awards), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria.  During fiscal years 2016, 2015 and 2014, we did not provide our named executive officers with non-performance related bonus payments.

(3)

The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2016, 2015 and 2014, as well as the value at the grant date of awards made in fiscal years 2016, 2015, and 2014 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions.  The grant date fair value of Mr. Wienberg’s 2016 RUP award includes 2,669 of the 7,311 unvested restricted units that were forfeited by him on his departure date.  Additionally, the grant date fair value of Mr. Wienberg’s 2014 awards includes 1,748 unvested restricted units that were forfeited by him on his departure date.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel	Mr. Wienberg
2016
RUP	$431,405	$207,079	$207,079	$207,079	$207,079	$207,079
LTIP	325,562	161,477	171,895	161,477	146,505	174,502
Total	$756,967	$368,556	$378,974	$368,556	$353,584	$381,581
2015
RUP	$—	$—	$—	$—	$—	$—
LTIP	263,241	127,751	156,083	148,622	134,684	161,040
Total	$263,241	$127,751	$156,083	$148,622	$134,684	$161,040
2014
RUP	$1,035,266	$579,736	$621,111	$621,111	$621,111	$621,111
LTIP	147,510	95,882	142,597	132,759	114,013	137,673
Total	$1,182,776	$675,618	$763,708	$753,870	$735,124	$758,784

(4)

The amounts reported in this column represent each named executive officer's annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

(5)	Mr. Stivala, Mr. Kuglin, Mr. Abel and Mr. Wienberg do not participate in the Cash Balance Plan.

(6)	The amounts reported in this column consist of the following:

Fiscal 2016
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel	Mr. Wienberg
401(k) Match	$4,500	$4,500	$4,500	$4,500	$4,500	$—
Value of Annual Physical Examination	2,950	2,950	—	1,600	1,600	2,950
Value of Partnership Provided Vehicles	15,234	12,046	7,609	11,157	15,640	11,072
Tax Preparation Services	—	—	3,500	3,500	—	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—	—
Severance Paid	—	—	—	—	—	111,667
Post-severance Outplacement Services	—	—	—	—	—	20,000
Title to Vehicle per Severance Agreement	—	—	—	—	—	37,800
Insurance Premiums	23,233	20,786	21,362	21,092	10,194	13,284
Total	$45,917	$40,282	$38,471	$43,349	$31,934	$196,773

Fiscal 2015
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel	Mr. Wienberg
401(k) Match	$4,500	$4,125	$4,500	$4,500	$4,350	$4,500
Value of Annual Physical Examination	1,600	1,600	—	1,600	1,600	1,600
Value of Partnership Provided Vehicles	17,516	13,033	8,004	11,305	14,504	16,986
Tax Preparation Services	—	—	3,500	4,500	—	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—	—
Insurance Premiums	19,911	18,083	18,933	18,810	9,064	19,115
Total	$43,527	$36,841	$36,437	$42,215	$29,518	$42,201

Fiscal 2014
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel	Mr. Wienberg
401(k) Match	$4,375	$3,788	$4,375	$4,275	$4,100	$4,375
Value of Annual Physical Examination	—	—	—	1,500	—	1,750
Value of Partnership Provided Vehicles	18,153	12,725	6,837	11,410	15,061	13,142
Tax Preparation Services	—	—	4,450	4,400	—	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—	—
Insurance Premiums	18,853	16,917	18,654	18,706	8,619	19,008
Total	$41,381	$33,430	$35,816	$41,791	$27,780	$38,275

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2016

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 24, 2016:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (4)	Target	Maximum	Target	Maximum	or Units	Awards (5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 15	10 Nov 15		$500,000	$600,000			18,277	$431,405
	Bonus (2)	27 Sep 15	10 Nov 15
	LTIP (3)	27 Sep 15	10 Nov 15	7,095			$325,562	$488,343

Michael A. Kuglin	RUP (1)	15 Nov 15	10 Nov 15						8,773	$207,079
	Bonus (2)	27 Sep 15	10 Nov 15		$248,000	$297,600
	LTIP (3)	27 Sep 15	10 Nov 15	3,519			$161,477	$242,216

Steven C. Boyd	RUP (1)	15 Nov 15	10 Nov 15						8,773	$207,079
	Bonus (2)	27 Sep 15	10 Nov 15		$264,000	$316,800
	LTIP (3)	27 Sep 15	10 Nov 15	3,746			$171,895	$257,843

Douglas T. Brinkworth	RUP (1)	15 Nov 15	10 Nov 15						8,773	$207,079
	Bonus (2)	27 Sep 15	10 Nov 15		$248,000	$297,600
	LTIP (3)	27 Sep 15	10 Nov 15	3,519			$161,477	$242,216

Paul Abel	RUP (1)	15 Nov 15	10 Nov 15						8,773	$207,079
	Bonus (2)	27 Sep 15	10 Nov 15		$225,000	$270,000
	LTIP (3)	27 Sep 15	10 Nov 15	3,193			$146,505	$219,758

Mark Wienberg	RUP (1)	15 Nov 15	10 Nov 15						8,773	$207,079
	Bonus (2)	27 Sep 15	10 Nov 15		$268,000	$321,600
	LTIP (3)	27 Sep 15	10 Nov 15	3,803			$174,502	$261,753

(1)

The quantity reported on this line represents an award granted under the RUP.  RUP awards granted subsequent to fiscal 2013 vest as follows:  one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date).  If a recipient has held an unvested award for at least six months, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  Mr. Brinkworth and Mr. Abel are the only named executive officers who, at the time of this filing, satisfy the retirement eligibility criteria of the RUP.  A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2016 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plan.”  The quantity and grant date fair value of Mr. Wienberg’s 2016 RUP award includes 2,669 of the 7,311 unvested restricted units that were forfeited by him on his departure date. For a complete discussion of the disposition of Mr. Wienberg’s unvested RUP awards, please refer to the subheading above titled “Severance Benefits.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2016 were equal to 0% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 0% of the “Target” awards were earned by our named executive officers during fiscal 2016, 0% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2016 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 26, 2015) of our Common Units at the beginning of fiscal 2016, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the current annualized distribution rate of $3.55 per Common Unit.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP phantom units each named executive officer was awarded under the LTIP during fiscal 2016

(5)

The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, net of estimated future distributions during the vesting period.  The fair value shown may not be indicative of the value realized in the future upon vesting because of the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2016 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP and LTIP unit awards under our LTIP for each named executive officer as of September 24, 2016:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (7)	Market Value of Shares or Units of Stock That Have Not Vested (8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (9)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (10)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala (1)	37,516	$1,276,857	11,865	$518,660
Michael A. Kuglin (2)	20,811	$708,302	5,834	$255,025
Steven C. Boyd (3)	24,032	$817,929	6,574	$287,368
Douglas T. Brinkworth (4)	24,032	$817,929	6,213	$271,587
Paul Abel (5)	21,163	$720,283	5,634	$246,277
Mark Wienberg (6)	16,721	$569,099	6,721	$293,793

(1)	Mr. Stivala’s RUP awards will vest as follows:

Vesting Date	November 15, 2016	April 1, 2017	November 15, 2017	November 15, 2018
Quantity of Units	13,155	7,961	10,309	6,091

(2)	Mr. Kuglin’s RUP awards will vest as follows:

Vesting Date	November 15, 2016	April 1, 2017	November 15, 2017	November 15, 2018
Quantity of Units	7,971	3,981	5,936	2,923

(3)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	November 15, 2016	April 1, 2017	November 15, 2017	November 15, 2018
Quantity of Units	9,987	3,981	7,141	2,923

(4)	Mr. Brinkworth’s RUP awards will vest as follows:

Vesting Date	November 15, 2016	April 1, 2017	November 15, 2017	November 15, 2018
Quantity of Units	9,987	3,981	7,141	2,923

(5)	Mr. Abel’s RUP awards will vest as follows:

Vesting Date	November 15, 2016	April 1, 2017	November 15, 2017	November 15, 2018
Quantity of Units	8,323	3,981	5,936	2,923

(6)	Mr. Wienberg’s RUP awards will vest as follows:

Vesting Date	November 27, 2016
Quantity of Units	16,721

(7)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.
(8)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 23, 2016, the last trading day of fiscal 2016.

(9)

The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2016 and fiscal 2015 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(10)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2016 and fiscal 2015 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 24, 2016 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel	Mr. Wienberg
Fiscal 2016 Phantom Units	7,095	3,519	3,746	3,519	3,193	3,803
Value of Fiscal 2016 Phantom Units	$234,656	$116,386	$123,893	$116,386	$105,604	$125,779
Estimated Distributions over Measurement Period	$75,562	$37,477	$39,895	$37,477	$34,005	$40,502

Fiscal 2015 Phantom Units	4,770	2,315	2,828	2,694	2,441	2,918
Value of Fiscal 2015 Phantom Units	$157,761	$76,565	$93,532	$89,100	$80,732	$96,508
Estimated Distributions over Measurement Period	$50,681	$24,597	$30,048	$28,624	$25,936	$31,004

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2016 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2016

Awards under the RUP are settled in Common Units upon vesting.  Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP and the vesting of the fiscal 2014 award under our LTIP for each named executive officer during the fiscal year ended September 24, 2016:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	16,151	$488,208
Michael A. Kuglin	9,776	$296,131
Steven C. Boyd	12,170	$369,375
Douglas T. Brinkworth	12,170	$369,375
Paul Abel	10,355	$313,846
Mark Wienberg	12,170	$369,375

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2014 Award (2)
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	2,620	$—
Michael A. Kuglin	1,703	$—
Steven C. Boyd	2,533	$—
Douglas T. Brinkworth	2,358	$—
Paul Abel	2,025	$—
Mark Wienberg	2,445	$—

(2)	The fiscal 2014 award’s three-year measurement period concluded on September 24, 2016.

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

Retirement Benefits Table for Fiscal 2016

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 24, 2016:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$243,955	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$150,578	$—

Paul Abel (1)	N/A	N/A	$—	$—
	LTIP (3)	N/A	$246,277	$—
	RUP (4)	N/A	$720,283	$—

Mark Wienberg (1)	N/A	N/A	$—	$—

(1)

Because Mr. Stivala, Mr. Kuglin, Mr. Abel and Mr. Wienberg commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)

On September 24, 2016, Mr. Abel was the only named executive officer who met the retirement criteria of the LTIP.  For such participants, outstanding but unvested awards under the LTIP become fully vested.  However, payouts on these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2016 and 2015 awards.  The number reported on this line represents a projected payout of Mr. Abel’s outstanding fiscal 2016 and 2015 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

(4)

On September 24, 2016, Mr. Abel was the only named executive officer who met the retirement criteria of the RUP.  For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plan” in the “Compensation Discussion and Analysis.”  For participants who meet the retirement criteria, upon retirement, all RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 24, 2016 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$500,000	$1,500,000
Accelerated Vesting of Fiscal 2016, 2015 and 2014 LTIP Awards (5)	—	—	—	706,405
Accelerated Vesting of Outstanding RUP Awards (6)	1,276,857	654,799	—	1,276,857
Medical Benefits (3)	—	—	23,233	—
Total	$1,276,857	$654,799	$523,233	$3,483,262

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$310,000	$837,000
Accelerated Vesting of Fiscal 2016, 2015 and 2014 LTIP Awards (5)	—	—	—	369,835
Accelerated Vesting of Outstanding RUP Awards (6)	708,302	409,713	—	708,302
Medical Benefits (3)	—	—	20,786	—
Total	$708,302	$409,713	$330,786	$1,915,137

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$330,000	$891,000
Accelerated Vesting of Fiscal 2016, 2015 and 2014 LTIP Awards (5)	—	—	—	451,213
Accelerated Vesting of Outstanding RUP Awards (6)	817,929	519,340	—	817,929
Medical Benefits (3)	—	—	21,362	—
Total	$817,929	$519,340	$351,362	$2,160,142

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$310,000	$837,000
Accelerated Vesting of Fiscal 2016, 2015 and 2014 LTIP Awards (5)	—	—	—	424,570
Accelerated Vesting of Outstanding RUP Awards (6)	817,929	519,340	—	817,929
Medical Benefits (3)	—	—	21,092	—
Total	$817,929	$519,340	$331,092	$2,079,499

Paul Abel
Cash Compensation (1) (2) (3) (4)	$—	$—	$300,000	$787,500
Accelerated Vesting of Fiscal 2016, 2015 and 2014 LTIP Awards (5)	—	—	—	378,815
Accelerated Vesting of Outstanding RUP Awards (6)	720,283	720,283	—	720,283
Medical Benefits (3)	—	—	10,194	—
Total	$720,283	$720,283	$310,194	$1,886,598

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(3)

Any severance benefits, unrelated to a change of control event, payable to these officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ substantially from this hypothetical presentation.  For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in our health insurance plans for one year.

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

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurs, at the conclusion of fiscal 2016, payments would have been equal to 125% of the cash value of a participant’s unvested phantom units plus a sum equal to 125% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred (beginning in fiscal 2017, this percentage has been changed to 150%). If a change of control event occurred on September 24, 2016, the fiscal 2016, fiscal 2015 and fiscal 2014 awards would have been subject to this treatment.  Although Mr. Wienberg was no longer employed by the Partnership on September 24, 2016, if a change of control occurred on that date, his cash payment under the change of control provisions of the LTIP would have been $453,529.  For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

In the event of death, the inability to continue employment because of permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by us and will be subject to the same risks as awards held by all other participants.

(6)

Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of all unvested awards held by a participant at the time of his or her death.  If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient.  Because each of our named executive officers received a RUP award during fiscal 2016, if any or all of the following four named executive officers had become permanently disabled on September 24, 2016, the following quantities of restricted units would have vested:  Stivala, 19,239; Kuglin, 12,038; Boyd, 15,259; Brinkworth, 15,259.  The following quantities would have been forfeited:  Stivala, 18,277; Kuglin, 8,773; Boyd, 8,773; Brinkworth, 8,773.  Because all of Mr. Abel’s unvested awards were subject to the plan’s retirement provisions at the conclusion of fiscal 2016, if Mr. Abel had become permanently disabled on September 24, 2016, none of his unvested awards would have been forfeited.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited.  Because all of Mr. Abel’s unvested awards were subject to the retirement provisions on the last day of fiscal 2016, if Mr. Abel had been terminated without cause on September 24, 2016, none of his unvested awards would have been forfeited.

In the event of a change of control, as defined in the RUP document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.  In accordance with the provisions of the RUP document and his severance agreement, if a change of control occurred on September 24, 2016, Mr. Wienberg would have received 7,311 Common Units for the 7,311 restricted units that were forfeited in addition to the 16,721 Common Units provided for under the terms of his severance agreement (total value on September 24, 2016:  $817,929).

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2016.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Harold R. Logan, Jr.	$125,000	$258,861	$383,861
Lawrence C. Caldwell	$90,000	$207,079	$297,079
Matthew J. Chanin	$100,000	$207,079	$307,079
John D. Collins	$105,000	$207,079	$312,079
John Hoyt Stookey	$90,000	$207,079	$297,079
Jane Swift	$90,000	$207,079	$297,079

(1)

This includes amounts earned for fiscal 2016, including quarterly retainer installments for the fourth quarter of 2016 that were paid in November 2016.  It does not include amounts paid in fiscal 2016 for fiscal 2015 quarterly retainer installments.

(2)

On September 24, 2016, Mr. Logan held 15,467 unvested restricted units, Mr. Caldwell and Mr. Chanin each held 13,290 unvested restricted units, and Mr. Collins, Mr. Stookey and Ms. Swift each held 13,273 unvested restricted units.

At its meeting on July 21, 2015, the Compensation Committee approved the following RUP awards with an effective grant date of November 15, 2015:

Supervisor	Grant Quantities
Mr. Logan	10,967
Mr. Caldwell	8,773
Mr. Chanin	8,773
Mr. Collins	8,773
Mr. Stookey	8,773
Ms. Swift	8,773

The aggregate grant date fair values of these RUP awards, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column above titled “Unit Awards.”

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.  As the Chairman of the Board of Supervisors, Mr. Logan receives an annual cash retainer of $125,000, payable in quarterly installments of $31,250 each.  Each of the other non-employee Supervisors receives an annual cash retainer of $90,000 each, payable in quarterly installments of $22,500.  As Chair of the Compensation Committee, Mr. Chanin receives an additional annual cash retainer of $10,000, payable in quarterly installments of $2,500 each.  As Chair of the Audit Committee, Mr. Collins receives an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each.

Meeting Fees.  The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plan.  Each non-employee Supervisor participates in the RUP.  All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plan” for a description of the vesting schedule).  Upon vesting, all awards are settled by issuing Common Units.

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2016 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 21, 2016 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Michael A. Stivala (a)	52,196	*
Michael A. Kuglin (b)	16,429	*
Steven C. Boyd (c)	45,048	*
Douglas T. Brinkworth (d)	31,512	*
Paul Abel (e)	33,504	*
Mark Wienberg (f)	—	*

Harold R. Logan, Jr. (g)	17,463	*
John Hoyt Stookey (h)	17,091	*
Jane Swift (h)	6,225	*
John D. Collins (h)	19,275	*
Lawrence C. Caldwell (i)	32,460	*
Matthew J. Chanin (j)	12,937	*

All Members of the Board of Supervisors and Executive Officers, as a group (16 persons) (k)	367,558	*

(1)

With the exception of the 784 units held by the General Partner (see note (a) below and the 16,252 units held by charitable organizations over which Mr. Caldwell has shared investment and voting power (see note (i) below), the above listed units may be held in brokerage accounts where they are pledged as security.

(2)	Based upon 61,041,252 Common Units outstanding on November 21, 2016.
*	Less than 1%.
(a)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 56,225 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.

(b)	Excludes 32,915 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(c)	Excludes 29,977 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(d)	Excludes 29,977 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(e)	Excludes 28,772 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(f)	Excludes 16,721 unvested restricted units, all of which will vest in the 60-day period following November 21, 2016.
(g)	Excludes 10,311 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(h)	Excludes 8,848 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(i)

Includes 16,252 Common Units held by charitable organizations over which Mr. Caldwell has shared investment and voting power.  Excludes 8,859 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.

(j)	Excludes 8,859 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.
(k)

Inclusive of the unvested restricted units referred to in footnotes (a), (b), (c), (d), (e), (g), (h), (i) and (j) above, the reported number of units excludes 314,371 unvested restricted units, none of which will vest in the 60-day period following November 21, 2016.

Securities Authorized for Issuance Under the Restricted Unit Plan

The following table sets forth certain information, as of September 24, 2016, with respect to the Partnership’s Restricted Unit Plan, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	654,120	(2)	$ 26.74	1,173,408
Equity compensation plans not approved by security holders	—		—	—
Total	654,120		$ 26.74	1,173,408

(1)	Relates to the Restricted Unit Plan.
(2)	Represents number of restricted units that, as of September 24, 2016, had been granted under the Restricted Unit Plan but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2016 and 2015 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2016	Fiscal 2015
Audit Fees (a)	$2,308,300	$2,487,000
Tax Fees (b)	971,000	1,033,000
All Other Fees (c)	1,800	1,800
Total	$3,281,100	$3,521,800

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2016 and fiscal 2015.

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 23, 2016	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 23, 2016
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 23, 2016
(Harold R. Logan, Jr.)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 23, 2016
(John Hoyt Stookey)

By:	/s/ JOHN D. COLLINS	Supervisor	November 23, 2016
(John D. Collins)

By:	/s/ JANE SWIFT	Supervisor	November 23, 2016
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 23, 2016
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 23, 2016
(Matthew J. Chanin)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 23, 2016
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Controller	November 23, 2016
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

10.2

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

E-1

10.3

Suburban Propane, L.P. 2014 Long Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016.  (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed November 16, 2016).

10.4	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane (effective as of January 1, 2013). (Filed herewith).

10.5	First Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2015). (Filed herewith).

10.6	Second Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2016). (Filed herewith).

10.7

Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016.  (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 3, 2016).

10.8

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

99.1

Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P., as amended on November 10, 2015. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K filed November 25, 2015).

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

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of

Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 24, 2016 and September 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 23, 2016

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24,	September 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,341	$152,338
Accounts receivable, less allowance for doubtful accounts of $2,441 and $3,520, respectively	53,802	59,929
Inventories	45,352	47,686
Other current assets	10,804	13,460
Total current assets	147,299	273,413
Property, plant and equipment, net	742,129	781,058
Goodwill	1,094,635	1,087,429
Other intangible assets, net	276,329	307,789
Other assets	35,577	36,041
Total assets	$2,295,969	$2,485,730
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$32,286	$34,922
Accrued employment and benefit costs	16,495	29,236
Accrued insurance	16,270	13,430
Customer deposits and advances	106,155	105,147
Accrued interest	16,589	16,382
Other current liabilities	17,259	11,229
Total current liabilities	205,054	210,346
Long-term borrowings	1,238,172	1,241,107
Accrued insurance	43,406	43,653
Other liabilities	101,106	92,304
Total liabilities	1,587,738	1,587,410
Commitments and contingencies
Partners' capital:
Common Unitholders (60,789 and 60,531 units issued and outstanding at September 24, 2016 and September 26, 2015, respectively)	754,063	947,203
Accumulated other comprehensive loss	(45,832)	(48,883)
Total partners' capital	708,231	898,320
Total liabilities and partners' capital	$2,295,969	$2,485,730

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Revenues
Propane	$884,169	$1,176,980	$1,606,840
Fuel oil and refined fuels	68,759	127,495	194,684
Natural gas and electricity	50,763	66,865	87,093
All other	42,420	45,639	49,640
	1,046,111	1,416,979	1,938,257
Costs and expenses
Cost of products sold	361,953	593,380	1,080,750
Operating	412,756	444,251	466,389
General and administrative	61,149	68,296	64,593
Depreciation and amortization	129,616	133,294	136,399
	965,474	1,239,221	1,748,131
Gain on sale of business	9,769	—	—
Operating income	90,406	177,758	190,126
Loss on debt extinguishment	292	15,072	11,589
Interest expense, net	75,086	77,634	83,261
Income before provision for income taxes	15,028	85,052	95,276
Provision for income taxes	588	700	767
Net income	$14,440	$84,352	$94,509
Net income per Common Unit - basic	$0.24	$1.39	$1.56
Weighted average number of Common Units outstanding - basic	60,956	60,650	60,481
Net income per Common Unit - diluted	$0.24	$1.38	$1.56
Weighted average number of Common Units outstanding - diluted	61,176	60,907	60,751

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Net income	$14,440	$84,352	$94,509
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	6	(1,159)	(518)
Reclassification of realized losses on cash flow hedges into earnings	1,100	1,388	1,406
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	(55)	(5,207)	560
Recognition in earnings of net actuarial loss for pension settlement	2,000	2,000	—
Other comprehensive income (loss)	3,051	(2,978)	1,448
Total comprehensive income	$17,491	$81,374	$95,957

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Cash flows from operating activities:
Net income	$14,440	$84,352	$94,509
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	129,616	133,294	136,399
Loss on debt extinguishment	292	15,072	11,589
Gain on sale of business	(9,769)	—	—
Pension settlement charge	2,000	2,000	—
Other, net	9,181	11,605	5,664
Changes in assets and liabilities:
Accounts receivable	6,258	36,986	(2,061)
Inventories	2,415	43,279	(13,342)
Other current and noncurrent assets	2,037	3,223	266
Accounts payable	(1,885)	(14,761)	(3,513)
Accrued employment and benefit costs	(13,055)	5,203	474
Accrued insurance	2,593	(5,367)	4,298
Customer deposits and advances	1,163	(2,239)	(176)
Contribution to defined pension benefit plan	(715)	—	—
Other current and noncurrent liabilities	12,537	11,562	(8,556)
Net cash provided by operating activities	157,108	324,209	225,551
Cash flows from investing activities:
Capital expenditures	(38,375)	(41,213)	(30,052)
Acquisition of business	(42,945)	(6,500)	—
Proceeds from sale of property, plant and equipment	5,950	11,741	13,520
Proceeds from sale of business	21,465	—	—
Net cash (used in) investing activities	(53,905)	(35,972)	(16,532)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	250,000	525,000
Repayment of long-term borrowings (includes premium and fees)	—	(260,852)	(528,077)
Proceeds from borrowings under revolving credit facility	100,000	—	61,700
Repayment of borrowings under revolving credit facility	(100,000)	—	(61,700)
Issuance costs associated with long-term borrowings	(2,678)	(4,568)	(9,515)
Partnership distributions	(215,522)	(213,118)	(211,020)
Net cash (used in) financing activities	(218,200)	(228,538)	(223,612)
Net (decrease) increase in cash and cash equivalents	(114,997)	59,699	(14,593)
Cash and cash equivalents at beginning of period	152,338	92,639	107,232
Cash and cash equivalents at end of period	$37,341	$152,338	$92,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,289	$75,597	$91,836

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126
Net income		94,509		94,509
Net unrealized losses on cash flow hedges			(518)	(518)
Reclassification of realized losses on cash flow hedges into earnings			1,406	1,406
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			560	560
Partnership distributions		(211,020)		(211,020)
Common Units issued under Restricted Unit Plans	86
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,390		7,390
Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453
Net income		84,352		84,352
Net unrealized losses on cash flow hedges			(1,159)	(1,159)
Reclassification of realized losses on cash flow hedges into earnings			1,388	1,388
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(5,207)	(5,207)
Recognition in earnings of net actuarial loss for pension settlement			2,000	2,000
Partnership distributions		(213,118)		(213,118)
Common Units issued under Restricted Unit Plans	214
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		8,611		8,611
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320
Net income		14,440		14,440
Net unrealized gains on cash flow hedges			6	6
Reclassification of realized losses on cash flow hedges into earnings			1,100	1,100
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(55)	(55)
Recognition in earnings of net actuarial loss for pension settlement			2,000	2,000
Partnership distributions		(215,522)		(215,522)
Common Units issued under Restricted Unit Plan	258
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,942		7,942
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,789,374 Common Units outstanding at September 24, 2016.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.1 million residential, commercial, industrial and agricultural customers through 675 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2016, 2015 or 2014.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2016, fiscal 2015 and fiscal 2014 included 52 weeks of operations.

Revenue Recognition.  Sales of propane, fuel oil and refined fuels are recognized at the time product is delivered to the customer.  Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable.  Revenue from repairs, maintenance and other service activities is recognized upon completion of the service.  Revenue from annually billed service contracts is recognized ratably over the service period.  Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings for amounts delivered, some of which may be unbilled at the end of each accounting period.  Revenue from annually billed tank fees is deferred at the time of billings and recognized on a straight-line basis over one year.

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

Derivative Instruments and Hedging Activities

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

Long-Lived Assets

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

Buildings	40 Years
Building and land improvements	20 Years
Transportation equipment	3-10 Years
Storage facilities	7-30 Years
Office equipment	5-10 Years
Tanks and cylinders	10-40 Years
Computer software	3-7 Years

The weighted average estimated useful life of the Partnership’s storage facilities and tanks and cylinders is approximately 22 years and 28 years, respectively.

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

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2017 and 2025.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 220,112, 256,794 and 269,867 units for fiscal 2016, 2015 and 2014, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Issued Accounting Pronouncements.  In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption of ASU 2016-15 is permitted.  The Partnership is currently evaluating the impact that the standard will have on the Partnership’s cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal 2018. Early adoption of ASU 2016-09 is permitted. The Partnership is currently evaluating the impact that the standard will have on the Partnership’s results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2018, which will be the Partnership’s first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of adopting ASU 2016-02 on the Partnership’s results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of original issue debt discounts.  ASU 2015-03 is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which will be the Partnership’s first quarter of fiscal 2017.  In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.  Other than the reclassification of existing unamortized debt issuance costs on the balance sheet, the adoption of ASU 2015-03 will have no impact on the Partnership’s operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to either each prior reporting period presented or with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  While the Partnership is still in the process of evaluating the potential impact of ASU 2014-09, it does not expect the adoption of ASU 2014-09 will have a material impact on the Partnership’s results of operations, financial position or cash flows.

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

On December 15, 2015, the Operating Partnership acquired the assets of Propane USA Distribution, LLC (“Propane USA”), a propane marketer headquartered in Margate, Florida, and its affiliate companies, for $45,000, including $3,000 for non-compete consideration, plus working capital acquired.  As of September 24, 2016, $42,945 was paid, of which $41,250 was paid at closing, and the remainder of the purchase price will be funded in accordance with the terms of the non-compete agreements.  The acquisition of Propane USA was consummated pursuant to the Partnership’s strategic growth initiatives and was funded entirely from cash on hand.  The purchase price allocation and results of operations of Propane USA were not material to the Partnership’s consolidated financial position and statement of operations.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 24, 2016:

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
First Quarter	$0.8875	$0.8750	$0.8750
Second Quarter	0.8875	0.8875	0.8750
Third Quarter	0.8875	0.8875	0.8750
Fourth Quarter	0.8875	0.8875	0.8750

5.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 24,	September 26,
	2016	2015
Propane, fuel oil and refined fuels and natural gas	$43,905	$45,918
Appliances	1,447	1,768
	$45,352	$47,686

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 24,	September 26,
	2016	2015
Land and improvements	$193,194	$195,430
Buildings and improvements	109,345	104,998
Transportation equipment	57,823	58,650
Storage facilities	110,528	110,033
Equipment, primarily tanks and cylinders	845,650	833,479
Computer Systems	52,643	51,039
Construction in progress	3,845	7,177
	1,373,028	1,360,806
Less: accumulated depreciation	(630,899)	(579,748)
	$742,129	$781,058

Depreciation expense for fiscal 2016, 2015 and 2014 amounted to $72,471, $75,920 and $78,921, respectively.

6.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2016 and fiscal 2015 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 26, 2015
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,075,091	$4,438	$7,900	$1,087,429

Fiscal 2016 Activity
Goodwill acquired (1)	$14,710	$—	$—	$14,710
Goodwill disposed (2)	(7,504)	—	—	(7,504)

Balance as of September 24, 2016
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Other intangible assets consist of the following:

	As of
	September 24,	September 26,
	2016	2015
Customer relationships (1) (2)	$492,656	$471,829
Non-compete agreements (1)	31,040	27,815
Tradenames	3,482	3,482
Other	1,967	1,967
	529,145	505,093
Less: accumulated amortization
Customer relationships	(225,634)	(173,823)
Non-compete agreements	(22,533)	(19,337)
Tradenames	(3,482)	(3,069)
Other	(1,167)	(1,075)
	(252,816)	(197,304)
	$276,329	$307,789

(1)	Reflects the impact from the Propane USA acquisition (Note 3).
(2)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (Note 3).

Aggregate amortization expense related to other intangible assets for fiscal 2016, 2015 and 2014 was $57,145, $57,374 and $57,478, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 24, 2016 is estimated as follows: 2017 - $56,454; 2018 - $56,094; 2019 - $55,071; 2020 - $54,086; and 2021 - $44,577.

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Current
Federal	$7	$23	$10
State and local	581	677	757
	588	700	767
Deferred	—	—	—
	$588	$700	$767

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Income tax provision at federal statutory tax rate	$5,260	$29,768	$33,346
Impact of Partnership income not subject to federal income taxes	(9,844)	(32,148)	(38,919)
Permanent differences	182	210	86
Change in valuation allowance	4,737	2,181	5,458
State income taxes	(211)	253	(60)
Other	464	436	856
Provision for income taxes - current	$588	$700	$767

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 24,	September 26,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$60,628	$55,033
Allowance for doubtful accounts	184	340
Inventory	457	395
Deferred revenue	1,091	1,241
Derivative instruments	78	—
AMT credit carryforward	1,086	1,086
Other accruals	1,101	1,718
Total deferred tax assets	64,625	59,813
Deferred tax liabilities:
Derivative instruments	—	142
Intangible assets	775	312
Property, plant and equipment	5,068	5,314
Total deferred tax liabilities	5,843	5,768
Net deferred tax assets	58,782	54,045
Valuation allowance	(58,782)	(54,045)
Net deferred tax assets	$—	$—

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 24,	September 26,
	2016	2015
7.375% senior notes, due August 1, 2021, including unamortized premium of $16,992 and $19,927, respectively	$363,172	$366,107
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
Revolving Credit Facility, due March 3, 2021	100,000	—
Revolving Credit Facility, due January 5, 2017	—	100,000
	$1,238,172	$1,241,107

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

2025 Senior Notes

On February 25, 2015, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the previously outstanding 7.375% senior notes due March 15, 2020 (“2020 Senior Notes”).  In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $15,072 consisting of $11,124 for the redemption premium and related fees, as well as the write-off of $2,855 and $1,093 in unamortized debt origination costs and unamortized discount, respectively.

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012, May 9, 2014 and March 3, 2016 (collectively, the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of September 24, 2016 and September 26, 2015.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the Amended Credit Agreement, the Partnership recognized a non-cash charge of $292 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

The amendment on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants.  The amendment on May 9, 2014 made certain technical amendments with respect to agreements related to debt refinancing.

The amendment on March 3, 2016 amends and restates the previous amended and restated credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit commitments from $400,000 to $500,000.  The amendment also amended certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter and (b) prohibiting the total consolidated leverage ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.5 to 1.0 as of the end of any fiscal quarter.

The Partnership and certain subsidiaries of the Operating Partnership act as guarantors with respect to the obligations of the Operating Partnership under the Amended Credit Agreement pursuant to the terms and conditions set forth therein.  The obligations under the Amended Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain real property.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility.  As of September 24, 2016, the interest rate for the Revolving Credit Facility was approximately 3.1%.  The interest rate and the applicable margin will be reset following the end of each calendar quarter.

In connection with the January 5, 2012 amendment, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000, an effective date of June 25, 2013 and a termination date of January 5, 2017.  Under this interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.  The interest rate swap has been designated as a cash flow hedge.

In addition, at the time the March 3, 2016 Amended Credit Agreement was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.  As of September 24, 2016, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $43,256 which expire periodically through April 3, 2017.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 24, 2016.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements.  During fiscal 2016, the Partnership recognized charges of $292 to write-off unamortized debt origination costs and capitalized $2,678 in costs incurred in connection with the amendments to the Amended Credit Agreement.  During fiscal 2015, the Partnership recognized charges of $2,855 to write-off unamortized debt origination costs associated with the tender offer and redemption of its 2020 Senior Notes.  Other assets at September 24, 2016 and September 26, 2015 include debt origination costs with a net carrying amount of $17,391 and $18,458, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 24, 2016 are as follows: fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $446,180; and thereafter: $775,000.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of September 24, 2016.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plan:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2013	527,627	$29.30
Granted	256,273	37.43
Forfeited	(3,119)	(28.39)
Issued	(85,854)	(31.23)
Outstanding September 27, 2014	694,927	32.07
Granted	154,403	37.59
Forfeited	(7,607)	(31.04)
Issued	(214,324)	(36.68)
Outstanding September 26, 2015	627,399	31.87
Granted	307,559	23.62
Forfeited	(12,057)	(25.44)
Issued	(268,781)	(35.19)
Outstanding September 24, 2016	654,120	$26.74

As of September 24, 2016, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $3,861. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plan for fiscal 2016, 2015 and 2014 was $8,256, $8,611 and $7,390, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2016, 2015 and 2014 was income of ($1,362) and expense of $1,814 and $120, respectively.  The cash payouts in fiscal 2016, 2015 and 2014, which related to the fiscal 2013, 2012 and 2011 awards, were $1,473, $-0- and $-0-, respectively.

10.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions.  The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets.  These contribution costs were $1,477, $1,844 and $1,848 for fiscal 2016, 2015 and 2014, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  A minimum required funding payment of $715 was made by the Partnership in fiscal 2016.  There were no such funding requirements for the defined benefit pension plan in fiscal 2015 or 2014.  During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans.  In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

Retiree Health and Life Benefits.  The Partnership provides postretirement health care and life insurance benefits for certain retired employees.  Partnership employees hired prior to July 1993 are eligible for postretirement life insurance benefits if they reach a specified retirement age while working for the Partnership.  Partnership employees hired prior to July 1993 and who retired prior to March 1998 are eligible for postretirement health care benefits if they reached a specified retirement age while working for the Partnership. Effective March 31, 1998, the Partnership froze participation in its postretirement health care benefit plan, with no new retirees eligible to participate in the plan. All active employees who were eligible to receive health care benefits under the postretirement plan subsequent to March 1, 1998, were provided an increase to their accumulated benefits under the cash balance pension plan.  The Partnership’s postretirement health care and life insurance benefit plans are unfunded.  Effective January 1, 2006, the Partnership changed its postretirement health care plan from a self-insured program to one that is fully insured under which the Partnership pays a portion of the insurance premium on behalf of the eligible participants.

The Partnership recognizes the funded status of pension and other postretirement benefit plans as an asset or liability on the balance sheet and recognizes changes in the funded status in other comprehensive income (loss) in the year the changes occur.  The Partnership uses the date of its consolidated financial statements as the measurement date of plan assets and obligations.

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2016 and 2015 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2016	2015	2016	2015
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$146,907	$149,836	$15,294	$16,954
Interest cost	5,041	5,128	520	575
Actuarial loss (gain)	11,547	5,239	(1,198)	(1,281)
Lump sum benefits paid	(5,816)	(5,777)	—	—
Ordinary benefits paid	(7,316)	(7,519)	(838)	(954)
Benefit obligation at end of year	$150,363	146,907	$13,778	$15,294

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$104,303	$117,771	$—	$—
Actual return on plan assets	9,191	(172)	—	—
Employer contributions	715	—	838	954
Lump sum benefits paid	(5,816)	(5,777)	—	—
Ordinary benefits paid	(7,316)	(7,519)	(838)	(954)
Fair value of plan assets at end of year	$101,077	$104,303	$—	$—

Funded status:
Funded status at end of year	$(49,286)	$(42,604)	$(13,778)	$(15,294)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(49,286)	$(42,604)	$(13,778)	$(15,294)
Less: current portion	—	—	922	1,025
Noncurrent benefit liability	$(49,286)	$(42,604)	$(12,856)	$(14,269)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(51,391)	$(52,836)	$5,764	$4,865
Prior service credits	—	—	—	399
Net amount recognized in accumulated other comprehensive (loss) income	$(51,391)	$(52,836)	$5,764	$5,264

The amounts in accumulated other comprehensive loss as of September 24, 2016 that are expected to be recognized as components of net periodic benefit costs during fiscal 2017 are expenses of $5,201 and credits of ($389) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September 24,	September 26,
	2016	2015
Fixed income securities	85%	86%
Equity securities	15%	14%
	100%	100%

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

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 24,	September 26,
	2016	2015
Short term investments (1)	$1,456	$99

Equity securities: (1) (2)
Domestic	5,397	5,264
International	9,501	8,923

Fixed income securities (1) (3)	84,723	90,017
	$101,077	$104,303

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments. The Partnership expects to contribute approximately $10,704 to the defined benefit pension plan during fiscal 2017.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2017	$31,607	$922
2018	11,817	865
2019	10,776	806
2020	10,326	735
2021	10,073	672
2022 through 2026	42,360	2,470

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2017 will elect to receive a benefit payment in fiscal 2017.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2016, 2015 and 2014:

	Pension Benefits			Retiree Health and Life Benefits
	2016	2015	2014	2016	2015	2014
Interest cost	$5,041	$5,128	$5,774	$520	$575	$645
Expected return on plan assets	(3,418)	(4,913)	(5,102)	—	—	—
Amortization of prior service credit	—	—	—	(399)	(490)	(490)
Settlement charge	2,000	2,000	—	—	—	—
Recognized net actuarial loss (gain)	5,218	4,522	4,492	(299)	(196)	(181)
Net periodic benefit costs	$8,841	$6,737	$5,164	$(178)	$(111)	$(26)

During fiscal 2016, lump sum pension settlement payments to either terminated or retired individuals amounted to $5,816, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $5,041 for fiscal 2016, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2,000 during fiscal 2016.  During fiscal 2015, lump sum pension settlement payments to either terminated or retired individuals amounted to $5,777, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $5,128 for fiscal 2015, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2,000 during fiscal 2015.  The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.  During fiscal 2014, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 24, 2016 and September 26, 2015 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2016	2015	2016	2015
Weighted-average discount rate	3.125%	3.875%	2.875%	3.500%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	6.840%	7.100%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2016, 2015 and 2014 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average discount rate	3.875%	3.875%	4.375%	3.500%	3.500%	3.750%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	3.900%	4.900%	4.900%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.100%	7.120%	7.330%

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

The 6.84% increase in health care costs assumed at September 24, 2016 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 24, 2016 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2016.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs.  During fiscal 2015, the Partnership accrued $11,300 for its further voluntary partial withdrawal, and during fiscal 2016 the Partnership accrued an additional $6,600 for its voluntary full withdrawal.  As of September 24, 2016 and September 26, 2015, the Partnership’s estimated obligation to these MEPPs was $24,205 and $18,041, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

The Partnership’s contributions to a particular MEPP are established by the applicable collective bargaining agreements (“CBAs”); however, the required contributions may increase based on the funded status of a MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status.  Factors that could impact funded status of a MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal year ended September 24, 2016 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2016	2015	FIP/RP Status	2016	2015	2014	Total Plan Contributions	date of CBA
Local 282 Pension Trust (a)	11-6245313	Green	Green	n/a	$281	$269	$336	No	August 2019
Teamsters Industrial Employees Pension Fund (b)	22-6099363	Green	Green	n/a	207	200	185	Yes	June 2017
Other (c)					260	604	647	No	n/a
					$748	$1,073	$1,168

(a)	Based on most recent available valuation information for plan year ended February 2016.
(b)	Based on most recent available valuation information for plan year ended December 2015.
(c)	Includes the MEPPs from which the Partnership withdrew.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,446, $1,817 and $1,897 for fiscal 2016, 2015 and 2014, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 24, 2016 and September 26, 2015, respectively:

	As of September 24, 2016		As of September 26, 2015
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$3,306	Other current assets	$7,013
	Other assets	1,546	Other assets	485
		$4,852		$7,498

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$205	Other current liabilities	$1,112
	Other liabilities	—	Other liabilities	200
		$205		$1,312
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,002	Other current liabilities	$—
	Other liabilities	1,353	Other liabilities	2,567
		$2,355		$2,567

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2016		Fiscal 2015
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$2,781	$347	$1,512	$—
Beginning balance realized during the period	(2,781)	(347)	(1,450)	—
Contracts purchased during the period	809	—	2,067	347
Change in the fair value of outstanding contracts	—	—	652	—
Ending balance of over-the-counter options	$809	$—	$2,781	$347

As of September 24, 2016 and September 26, 2015, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and seven months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2016, 2015 and 2014 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses)	Accumulated OCI into Income
	Recognized in OCI	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Location	Amount
Interest rate swaps:
Fiscal 2016	$6	Interest expense	$(1,100)

Fiscal 2015	$(1,159)	Interest expense	$(1,388)

Fiscal 2014	$(518)	Interest expense	$(1,406)

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:
Fiscal 2016	Cost of products sold	$(1,190)

Fiscal 2015	Cost of products sold	$1,855

Fiscal 2014	Cost of products sold	$306

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 24, 2016
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,842	$(1,990)	$4,852
Interest rate swap	230	(230)	—
	$7,072	$(2,220)	$4,852

Liability Derivatives
Commodity-related derivatives	$4,345	$(1,990)	$2,355
Interest rate swap	435	(230)	205
	$4,780	$(2,220)	$2,560

	As of September 26, 2015
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$13,063	$(5,565)	$7,498
Interest rate swap	740	(740)	—
	$13,803	$(6,305)	$7,498

Liability Derivatives
Commodity-related derivatives	$8,132	$(5,565)	$2,567
Interest rate swap	2,052	(740)	1,312
	$10,184	$(6,305)	$3,879

The Partnership had $206 and $553 posted cash collateral as of September 24, 2016 and September 26, 2015, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by 675 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2016, 2015 or 2014 and no concentration of receivables exists as of September 24, 2016 or September 26, 2015.

During fiscal 2016, Crestwood Equity Partners L.P., Targa Liquids Marketing and Trade LLC, Enterprise Products Partners L.P. and Phillips 66 Company provided approximately 19%, 14%, 13% and 10% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2016.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2021 Senior Notes, 2024 Senior Notes and 2025 Senior Notes was $360,893, $534,188 and $253,438, respectively, as of September 24, 2016.

12.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.  Rental expense under operating leases was $29,171, $32,737 and $31,849 for fiscal 2016, 2015 and 2014, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2016 are as follows:

Fiscal Year	Minimum Lease Payments
2017	$22,580
2018	18,796
2019	15,050
2020	12,519
2121	9,497
2022 and thereafter	15,841

Contingencies

Self-Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  At September 24, 2016 and September 26, 2015, the Partnership had accrued liabilities of $59,676 and $57,083, respectively, representing the total estimated losses under these self-insurance programs.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,524 and $15,783 as of September 24, 2016 and September 26, 2015, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2023.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $15,950 as of September 24, 2016.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 24, 2016 and September 26, 2015.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 24, 2016, September 26, 2015 and September 27, 2014:

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Cash Flow Hedges
Balance, beginning of period	$(1,311)	$(1,540)	$(2,428)
Other comprehensive income before reclassifications:
Unrealized gains (losses)	6	(1,159)	(518)
Reclassifications to earnings:
Realized losses (a)	1,100	1,388	1,406
Other comprehensive income	1,106	229	888
Balance, end of period	$(205)	$(1,311)	$(1,540)

Pension Benefits
Balance, beginning of period	$(52,836)	$(49,034)	$(49,987)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	(5,773)	(10,324)	(3,539)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (b)	2,000	2,000	—
Amortization of net loss (b)	5,218	4,522	4,492
Other comprehensive income (loss)	1,445	(3,802)	953
Balance, end of period	$(51,391)	$(52,836)	$(49,034)

Postretirement Benefits
Balance, beginning of period	$5,264	$4,669	$5,062
Other comprehensive income before reclassifications:
Net change in plan obligation	1,198	1,281	278
Reclassifications to earnings:
Amortization of prior service credits (b)	(399)	(490)	(490)
Amortization of net gain (b)	(299)	(196)	(181)
Other comprehensive income (loss)	500	595	(393)
Balance, end of period	$5,764	$5,264	$4,669

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(48,883)	$(45,905)	$(47,353)
Other comprehensive income before reclassifications	(4,569)	(10,202)	(3,779)
Recognition of net actuarial loss for pension settlement	2,000	2,000	—
Reclassifications to earnings	5,620	5,224	5,227
Other comprehensive income (loss)	3,051	(2,978)	1,448
Balance, end of period	$(45,832)	$(48,883)	$(45,905)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 10, “Employee Benefit Plans”.

15.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
Revenues:
Propane	$884,169	$1,176,980	$1,606,840
Fuel oil and refined fuels	68,759	127,495	194,684
Natural gas and electricity	50,763	66,865	87,093
All other	42,420	45,639	49,640
Total revenues	$1,046,111	$1,416,979	$1,938,257

Operating income (loss):
Propane	$184,213	$280,761	$295,916
Fuel oil and refined fuels	5,649	7,621	2,473
Natural gas and electricity	10,755	14,614	10,818
All other	(25,945)	(25,409)	(25,644)
Corporate	(84,266)	(99,829)	(93,437)
Total operating income	90,406	177,758	190,126

Reconciliation to net income:
Loss on debt extinguishment	292	15,072	11,589
Interest expense, net	75,086	77,634	83,261
Provision for income taxes	588	700	767
Net income	$14,440	$84,352	$94,509

Depreciation and amortization:
Propane	$110,067	$110,728	$106,491
Fuel oil and refined fuels	2,725	3,885	5,429
Natural gas and electricity	3	8	46
All other	304	288	699
Corporate	16,517	18,385	23,734
Total depreciation and amortization	$129,616	$133,294	$136,399

	As of
	September 24,	September 26,
	2016	2015
Assets:
Propane	$2,141,108	$2,209,343
Fuel oil and refined fuels	53,266	58,077
Natural gas and electricity	13,415	13,253
All other	2,185	2,888
Corporate	85,995	202,169
Total assets	$2,295,969	$2,485,730

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 24, 2016, September 26, 2015 and September 27, 2014	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 27, 2014

Allowance for doubtful accounts	$6,786	$11,933	$—	$(7,597)	$11,122
Valuation allowance for deferred tax assets	46,406	5,458	—	—	51,864

Year Ended September 26, 2015

Allowance for doubtful accounts	$11,122	$(397)	$—	$(7,205)	$3,520
Valuation allowance for deferred tax assets	51,864	2,181	—	—	54,045

Year Ended September 24, 2016

Allowance for doubtful accounts	$3,520	$1,146	$—	$(2,225)	$2,441
Valuation allowance for deferred tax assets	54,045	4,737	—	—	58,782

(a)	Represents amounts that did not impact earnings.

S-2