Form 10-Q
period 2016-12-24
SUBURBAN PROPANE PARTNERS LP
filed 2017-02-02
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2016

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

At January 30, 2017, there were 61,057,973 Common Units of Suburban Propane Partners, L.P. outstanding.

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 24,	September 24,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,562	$37,341
Accounts receivable, less allowance for doubtful accounts of $2,901 and $2,441, respectively	108,841	53,802
Inventories	53,756	45,352
Other current assets	19,662	10,804
Total current assets	186,821	147,299
Property, plant and equipment, net	730,299	742,129
Goodwill	1,094,635	1,094,635
Other intangible assets, net	262,185	276,329
Other assets	20,285	21,907
Total assets	$2,294,225	$2,282,299
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$68,824	$32,286
Accrued employment and benefit costs	20,948	16,495
Customer deposits and advances	92,335	106,155
Accrued interest	19,481	16,589
Other current liabilities	33,707	33,529
Total current liabilities	235,295	205,054
Long-term borrowings	1,227,612	1,224,502
Accrued insurance	43,473	43,406
Other liabilities	95,540	101,106
Total liabilities	1,601,920	1,574,068
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,058 and 60,789 units issued and outstanding at December 24, 2016 and September 24, 2016, respectively)	736,739	754,063
Accumulated other comprehensive loss	(44,434)	(45,832)
Total partners’ capital	692,305	708,231
Total liabilities and partners’ capital	$2,294,225	$2,282,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 24,	December 26,
	2016	2015
Revenues
Propane	$269,459	$231,475
Fuel oil and refined fuels	22,096	20,688
Natural gas and electricity	13,067	11,674
All other	12,685	12,020
	317,307	275,857
Costs and expenses
Cost of products sold	118,165	92,506
Operating	99,349	104,871
General and administrative	15,047	15,498
Depreciation and amortization	31,261	31,638
	263,822	244,513
Operating income	53,485	31,344
Interest expense, net	18,831	18,893
Income before provision for income taxes	34,654	12,451
Provision for income taxes	165	185
Net income	$34,489	$12,266
Net income per Common Unit - basic	$0.57	$0.20
Weighted average number of Common Units outstanding - basic	61,042	60,745
Net income per Common Unit - diluted	$0.56	$0.20
Weighted average number of Common Units outstanding - diluted	61,232	60,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 24,	December 26,
	2016	2015
Net income	$34,489	$12,266
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(5)	177
Reclassification of realized losses on cash flow hedges into earnings	200	333
Amortization of net actuarial losses and prior service credits into earnings	1,203	959
Other comprehensive income	1,398	1,469
Total comprehensive income	$35,887	$13,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 24,	December 26,
	2016	2015
Cash flows from operating activities:
Net income	$34,489	$12,266
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	31,261	31,638
Other, net	2,541	2,881
Changes in assets and liabilities:
Accounts receivable	(55,039)	(28,177)
Inventories	(8,451)	(3,978)
Other current and noncurrent assets	(7,335)	(6,823)
Accounts payable	36,213	11,812
Accrued employment and benefit costs	3,717	(8,244)
Customer deposits and advances	(13,820)	(4,835)
Contribution to defined benefit pension plan	(1,396)	—
Other current and noncurrent liabilities	323	3,811
Net cash provided by operating activities	22,503	10,351
Cash flows from investing activities:
Capital expenditures	(6,828)	(12,952)
Acquisition of business	—	(41,250)
Proceeds from sale of property, plant and equipment	2,098	1,697
Net cash (used in) investing activities	(4,730)	(52,505)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	57,500	—
Repayments of borrowings under revolving credit facility	(54,100)	—
Partnership distributions	(53,952)	(53,722)
Net cash (used in) financing activities	(50,552)	(53,722)
Net (decrease) in cash and cash equivalents	(32,779)	(95,876)
Cash and cash equivalents at beginning of period	37,341	152,338
Cash and cash equivalents at end of period	$4,562	$56,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231
Net income		34,489		34,489
Other comprehensive income			1,398	1,398
Partnership distributions		(53,952)		(53,952)
Common Units issued under Restricted Unit Plans	269
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		2,139		2,139
Balance at December 24, 2016	61,058	$736,739	$(44,434)	$692,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,057,973 Common Units outstanding at December 24, 2016.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally thirteen weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, as will be the case for fiscal 2017, the corresponding fourth quarter is fourteen weeks in duration.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses.  The Partnership uses Society of Actuaries life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.  Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

Reclassifications.  Certain prior period amounts have been reclassified to conform with the current period presentation.  See Recently Adopted Accounting Pronouncements, below.

Recently Issued Accounting Pronouncements.  In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption of ASU 2016-15 is permitted.  The Partnership is currently evaluating the impact of adopting the standard on the Partnership’s condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal 2018. Early adoption of ASU 2016-09 is permitted. The Partnership does not expect the adoption of ASU 2016-09 will have a material impact on the Partnership’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2018, which will be the Partnership’s first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of adopting ASU 2016-02 on the Partnership’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  While the Partnership is still in the process of evaluating the potential impact of ASU 2014-09, it does not expect its adoption will have a material impact on the Partnership’s condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2017, the Partnership adopted new accounting guidance regarding the classification of deferred debt issuance costs under ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. Total deferred debt issuance costs were $16,710 and $17,391 at December 24, 2016 and September 24, 2016, respectively. Deferred debt issuance costs associated with line-of-credit arrangements remain classified as other assets on the Partnership’s condensed consolidated balance sheet.  As of December 24, 2016 and September 24, 2016, the Partnership has reflected $13,200 and $13,670 of such costs as a reduction to long-term debt on the condensed consolidated balance sheets, respectively.  Refer to Note 7, “Long-Term Borrowings” for a tabular display of long-term borrowings.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership enters into interest rate swap agreements to manage a part of its variable interest rate risk. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges.  The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts.  Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings.  However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 24, 2016 and September 24, 2016, respectively:

	As of December 24, 2016		As of September 24, 2016
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$4,491	Other current assets	$3,306
	Other assets	—	Other assets	1,546
		$4,491		$4,852

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$11	Other current liabilities	$205
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,226	Other current liabilities	$1,002
	Other liabilities	—	Other liabilities	1,353
		$1,226		$2,355

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 24, 2016		December 26, 2015
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$809	$—	$2,781	$347
Beginning balance realized during the period	—	—	(820)	(21)
Contracts purchased during the period	48	—	223	—
Change in the fair value of outstanding contracts	332	—	(38)	(103)
Ending balance of over-the-counter options	$1,189	$—	$2,146	$223

As of December 24, 2016 and September 24, 2016, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three months ended December 24, 2016 and December 26, 2015 are as follows:

	Three Months Ended December 24, 2016			Three Months Ended December 26, 2015
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(5)	Interest expense	$(200)	$177	Interest expense	$(333)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$459		Cost of products sold	$(1,210)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 24, 2016			As of September 24, 2016
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$8,594	$(4,103)	$4,491	$6,842	$(1,990)	$4,852
Interest rate swap	16	(16)	—	230	(230)	—
	$8,610	$(4,119)	$4,491	$7,072	$(2,220)	$4,852

Liability Derivatives
Commodity-related derivatives	$5,329	$(4,103)	$1,226	$4,345	$(1,990)	$2,355
Interest rate swap	27	(16)	11	435	(230)	205
	$5,356	$(4,119)	$1,237	$4,780	$(2,220)	$2,560

The Partnership had $274 and $206 posted cash collateral as of December 24, 2016 and September 24, 2016, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 7) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 7) of the Partnership are as follows:

	As of
	December 24,	September 24,
	2016	2016
7.375% senior notes due August 1, 2021	$360,460	$360,893
5.5% senior notes due June 1, 2024	532,875	534,188
5.75% senior notes due March 1, 2025	256,875	253,438
	$1,150,210	$1,148,519

4.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	December 24,	September 24,
	2016	2016
Propane, fuel oil and refined fuels and natural gas	$52,248	$43,905
Appliances	1,508	1,447
	$53,756	$45,352

5.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 24, 2016 and December 24, 2016
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Other intangible assets consist of the following:

	As of
	December 24,	September 24,
	2016	2016
Customer relationships	$492,656	$492,656
Non-compete agreements	31,040	31,040
Tradenames	3,482	3,482
Other	1,967	1,967
	529,145	529,145

Less: accumulated amortization
Customer relationships	(239,063)	(225,634)
Non-compete agreements	(23,225)	(22,533)
Tradenames	(3,482)	(3,482)
Other	(1,190)	(1,167)
	(266,960)	(252,816)
	$262,185	$276,329

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 190,259 and 215,891 units for the three months ended December 24, 2016 and December 26, 2015, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 24,	September 24,
	2016	2016 (1)
7.375% senior notes, due August 1, 2021, including unamortized premium of $16,232 and $16,992, respectively	$362,412	$363,172
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
Revolving Credit Facility, due March 3, 2021	103,400	100,000
Less: unamortized debt issuance costs	(13,200)	(13,670)
	$1,227,612	$1,224,502
(1)

Long-term borrowings as of September 24, 2016 reflect the retrospective impact from the adoption of new accounting guidance regarding the balance sheet classification of debt issuance costs (See Note 2).

Senior Notes

2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in conjunction with the acquisition of the retail propane assets and operations of Inergy, L.P.  The 2021 Senior Notes require semi-annual interest payments in February and August.  On December 19, 2012, the Partnership completed an offer to exchange its then-outstanding unregistered 7.375% senior notes due 2021 for an equal principal amount of 7.375% senior notes due 2021 that have been registered under the Securities Act of 1933, as amended.

On August 2, 2013, the Partnership repurchased, pursuant to an optional redemption, $133,400 of its 2021 Senior Notes using net proceeds from a public offering of Common Units and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units.  In addition, on August 6, 2013, the Partnership repurchased $23,863 of 2021 Senior Notes in a private transaction using cash on hand.

2024 Senior Notes

On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”).  The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of its then-outstanding 7.5% senior notes due in 2018.

2025 Senior Notes

On February 25, 2015, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of its then-outstanding 7.375% senior notes due in 2020.

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, as most recently amended on March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $103,400 and $100,000 was outstanding as of December 24, 2016 and September 24, 2016, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the March 3, 2016 amendment and restatement, the Partnership recognized a non-cash charge of $292 during the second quarter of fiscal 2016 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

The Amended Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter, (b) prohibiting the total consolidated leverage ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.5 to 1.0 as of the end of any fiscal quarter and (c) prohibiting the senior secured unconsolidated leverage ratio, as defined in the Amended Credit Agreement, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Amended Credit Agreement.  As of December 24, 2016, the interest rate for the Revolving Credit Facility was approximately 3.3%.  The interest rate and the applicable margin will be reset following the end of each calendar quarter.

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

As of December 24, 2016, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $43,256 which expire periodically through January 28, 2018.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 24, 2016.

The aggregate amounts of long-term debt maturities subsequent to December 24, 2016 are as follows: fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $449,580; and thereafter: $775,000.

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

On January 19, 2017, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2017, payable on February 7, 2017 to holders of record on January 31, 2017.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of December 24, 2016.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 24, 2016, the Partnership awarded 317,996 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,694.  The following is a summary of activity for the Restricted Unit Plan for the three months ended December 24, 2016:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2016	654,120	$26.74
Awarded	317,996	21.05
Forfeited	(916)	(27.44)
Issued	(294,713)	(29.99)
Outstanding December 24, 2016	676,487	$22.65

As of December 24, 2016, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $7,620.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense recognized under the Restricted Unit Plan, net of forfeitures, for the three months ended December 24, 2016 and December 26, 2015 was $2,875 and $2,812, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  There was no compensation expense recognized under the DER Plan for the three months ended December 24, 2016.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 24, 2016 and December 26, 2015 reflected income of $986 and $191, respectively. As of December 24, 2016 and September 24, 2016, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $1,040 and $2,026, respectively, related to estimated future payments under the LTIP.

10.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 24, 2016 and September 24, 2016, the Partnership had accrued insurance liabilities of $59,723 and $59,676, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,524 as of December 24, 2016 and September 24, 2016.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2023.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $15,398 as of December 24, 2016.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 24, 2016 and September 24, 2016.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 24,	December 26,
	2016	2015
Interest cost	$1,041	$1,260
Expected return on plan assets	(537)	(854)
Amortization of net loss (gain)	1,300	1,134
Net periodic benefit cost	$1,804	$1,540

	Postretirement Benefits
	Three Months Ended
	December 24,	December 26,
	2016	2015
Interest cost	$96	$130
Amortization of prior service credits	—	(100)
Amortization of net loss (gain)	(97)	(75)
Net periodic benefit cost	$(1)	$(45)

The Partnership expects to contribute approximately $10,704 to the defined benefit pension plan during fiscal 2017, of which $1,396 was contributed during the three months ended December 24, 2016. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2017 is $922, of which $233 was contributed during the three months ended December 24, 2016.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 24, 2016 and September 24, 2016, the Partnership’s estimated obligation to these MEPPs was $23,591 and $24,205, respectively.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for three months ended December 24, 2016 and December 26, 2015:

	Three Months Ended
	December 24,	December 26,
	2016	2015
Cash Flow Hedges
Balance, beginning of period	$(205)	$(1,311)
Other comprehensive income before reclassifications:
Unrealized (losses) gains	(5)	177
Reclassifications to earnings:
Realized losses (a)	200	333
Other comprehensive income	195	510
Balance, end of period	$(10)	$(801)

Pension Benefits
Balance, beginning of period	$(51,391)	$(52,836)
Reclassifications to earnings:
Amortization of net loss (b)	1,300	1,134
Other comprehensive income	1,300	1,134
Balance, end of period	$(50,091)	$(51,702)

Postretirement Benefits
Balance, beginning of period	$5,764	$5,264
Reclassifications to earnings:
Amortization of prior service credits (b)	—	(100)
Amortization of net gain (b)	(97)	(75)
Other comprehensive loss	(97)	(175)
Balance, end of period	$5,667	$5,089

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(45,832)	$(48,883)
Other comprehensive income before reclassifications	(5)	177
Reclassifications to earnings	1,403	1,292
Other comprehensive income	1,398	1,469
Balance, end of period	$(44,434)	$(47,414)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plans and Other Postretirement Benefits.”

14.	Income Taxes

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

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity.  The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit).  Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 24,	December 26,
	2016	2015
Revenues:
Propane	$269,459	$231,475
Fuel oil and refined fuels	22,096	20,688
Natural gas and electricity	13,067	11,674
All other	12,685	12,020
Total revenues	$317,307	$275,857

Operating income:
Propane	$74,663	$55,583
Fuel oil and refined fuels	2,848	1,969
Natural gas and electricity	3,120	2,252
All other	(5,206)	(7,056)
Corporate	(21,940)	(21,404)
Total operating income	53,485	31,344

Reconciliation to net income:
Interest expense, net	18,831	18,893
Provision for income taxes	165	185
Net income	$34,489	$12,266

Depreciation and amortization:
Propane	$27,384	$27,107
Fuel oil and refined fuels	631	696
Natural gas and electricity	—	2
All other	70	82
Corporate	3,176	3,751
Total depreciation and amortization	$31,261	$31,638

	As of
	December 24,	September 24,
	2016	2016
Assets:
Propane	$2,170,284	$2,141,108
Fuel oil and refined fuels	58,901	53,266
Natural gas and electricity	15,614	13,415
All other	2,666	2,185
Corporate	46,760	72,325
Total assets	$2,294,225	$2,282,299

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 24, 2016. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply.  We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future.  The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism.  Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of six members of management and reporting to the Audit Committee, through enforcement of our Hedging and Risk Management Policy.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2017 was $34.5 million, or $0.57 per Common Unit, compared to net income of $12.3 million, or $0.20 per Common Unit, in the prior year first quarter.  Adjusted EBITDA (as defined and reconciled below) increased $17.1 million, or 25%, to $84.3 million for the first quarter of fiscal 2017, compared to $67.2 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2017 of 118.6 million gallons increased 8.8 million gallons, or 8.1%, compared to the prior year first quarter.  Sales of fuel oil and other refined fuels in the first quarter of fiscal 2017 increased 0.4 million gallons, or 5.2%, compared to the prior year first quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the first quarter of fiscal 2017 were 14% warmer than normal, yet 11% cooler than the prior year first quarter. The cooler temperatures arrived in December 2016 following a two-month period of October and November 2016 that experienced temperatures that were 31% warmer than normal.

Revenues in the first quarter of fiscal 2017 of $317.3 million increased $41.5 million, or 15.0%, compared to the prior year first quarter, primarily due to higher volumes sold and higher retail selling prices associated with higher wholesale product costs. Average posted propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2017 were 38.8% higher than the prior year first quarter. Cost of products sold for the first quarter of fiscal 2017 of $118.2 million increased $25.7 million, or 27.7%, compared to the prior year first quarter, primarily due to higher wholesale product costs and higher volumes sold. Cost of products sold for the first quarter of fiscal 2017 included a $0.5 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $1.2 million unrealized (non-cash) loss in the prior year first quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods, as indicated in the table under “—Three Months Ended December 24, 2016 Compared to Three Months Ended December 26, 2015—EBITDA and Adjusted EBITDA.”

Combined operating and general and administrative expenses of $114.4 million for the first quarter of fiscal 2017 were $6.0 million, or 5.0%, lower than the prior year first quarter, primarily due to steps taken during the prior fiscal year to streamline operations and reduce our cost structure, as well as continued operating efficiencies identified and implemented in fiscal 2017.  Additionally, operating and general and administrative expenses in the prior year first quarter included a charge of $3.0 million for a product liability claim.  Depreciation and amortization expense of $31.3 million decreased $0.4 million, or 1.2% compared to the prior year first quarter. Net interest expense of $18.8 million decreased marginally compared to the prior year first quarter. During the first quarter of fiscal 2017, we utilized cash on hand and borrowings under the Revolving Credit Facility to fund a portion of our working capital needs and ended the quarter with a modest increase of $3.4 million in borrowings under the Revolving Credit Facility.

As previously announced on January 19, 2017, our Board of Supervisors declared a quarterly distribution of $0.8875 per Common Unit for the three months ended December 24, 2016.  On an annualized basis, this distribution rate equates to $3.55 per Common Unit. The distribution is payable on February 7, 2017 to Common Unitholders of record as of January 31, 2017.

Our anticipated cash requirements for the remainder of fiscal 2017 include: (i) maintenance and growth capital expenditures of approximately $31.2 million; (ii) interest and income tax payments of approximately $59.3 million; and (iii) cash distributions of approximately $162.7 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  Based on our current cash position of $4.6 million as of December 24, 2016, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 24, 2016 Compared to Three Months Ended December 26, 2015

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	December 24,	December 26,		Percent
	2016	2015	Increase	Increase
Revenues
Propane	$269,459	$231,475	$37,984	16.4%
Fuel oil and refined fuels	22,096	20,688	1,408	6.8%
Natural gas and electricity	13,067	11,674	1,393	11.9%
All other	12,685	12,020	665	5.5%
Total revenues	$317,307	$275,857	$41,450	15.0%
Retail gallons sold
Propane	118,601	109,764	8,837	8.1%
Fuel oil and refined fuels	9,012	8,565	447	5.2%

Total revenues of $317.3 million increased $41.4 million, or 15.0%, compared to the prior year first quarter primarily due to higher volumes sold, and to a lesser extent, higher average selling prices.  As discussed above, average temperatures across all of our service territories during the first quarter of fiscal 2017 were 14% warmer than normal and 11% cooler than the prior year first quarter.  The cooler temperatures arrived in December 2016 following a two-month period of October and November 2016 that experienced temperatures that were 31% warmer than normal.

Revenues from the distribution of propane and related activities of $269.5 million increased $38.0 million, or 16.4%, compared to the prior year first quarter primarily due to higher retail propane volumes sold and higher average retail selling prices.  Retail propane gallons sold increased 8.8 million gallons, or 8.1%, resulting in a $17.4 million increase in revenues.  Average propane selling prices increased 6.1% attributable to higher wholesale product costs, resulting in a $14.4 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $21.0 million, which increased $6.2 million.

Revenues from the distribution of fuel oil and refined fuels of $22.1 million increased $1.4 million, or 6.8%, compared to the prior year first quarter primarily due to higher volumes sold and higher average selling prices.  Fuel oil and refined fuels gallons sold increased 0.4 million gallons, or 5.2%, resulting in a $1.0 million increase in revenues.  Average fuel oil and refined fuels selling prices increased 1.8% attributable to higher wholesale product costs, resulting in a $0.4 million increase in revenues.

Revenues in our natural gas and electricity segment of $13.1 million increased $1.4 million, or 11.9%, compared to the prior year first quarter, primarily due to higher usage, given the cooler temperatures, and higher average natural gas selling prices.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 24,	December 26,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of products sold
Propane	$91,938	$67,903	$24,035	35.4%
Fuel oil and refined fuels	14,580	13,185	1,395	10.6%
Natural gas and electricity	7,698	7,294	404	5.5%
All other	3,949	4,124	(175)	(4.2)%
Total cost of products sold	$118,165	$92,506	$25,659	27.7%
As a percent of total revenues	37.2%	33.5%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 38.8% and 14.4% higher than the prior year first quarter, respectively.  The net change in the fair value of derivative instruments during the period resulted in a $0.5 million unrealized (non-cash) gain compared to an unrealized (non-cash) loss of $1.2 million in the first quarter of 2016, resulting in a decrease of $1.7 million in cost of products sold compared to the prior year first quarter, of which $1.3 million and $0.4 million was reported in the propane and fuel oil and refined fuels segments, respectively.

Cost of products sold associated with the distribution of propane and related activities of $91.9 million increased $24.0 million, or 35.4%, compared to the prior year first quarter, primarily due to higher average wholesale costs and higher volumes sold.  Higher average wholesale propane costs and higher volumes sold contributed to increases in cost of products sold in the propane segment of $9.1 million and $5.8 million, respectively, compared to the prior year first quarter.  Cost of products sold from other propane activities increased $10.4 million compared to the prior year first quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $14.6 million increased $1.4 million, or 10.6%, compared to the prior year first quarter.  Higher average fuel oil and refined fuels wholesale costs and higher volumes sold contributed to increases in costs of products sold of $1.1 million and $0.7 million, respectively.

Cost of products sold in our natural gas and electricity segment of $7.7 million increased $0.4 million, or 5.5%, compared to the prior year first quarter, primarily due to higher usage and higher natural gas wholesale costs.

Total cost of products sold as a percent of total revenues increased 3.7 percentage points to 37.2% from 33.5% primarily due to the year-over-year increase in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 24,	December 26,		Percent
	2016	2015	Decrease	Decrease
Operating expenses	$99,349	$104,871	$(5,522)	(5.3)%
As a percent of total revenues	31.3%	38.0%

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

Operating expenses of $99.3 million for the first quarter of fiscal 2017 decreased $5.5 million, or 5.3%, compared to $104.9 million in the prior year first quarter, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, as well as lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet.  These savings reflect the actions we took during the prior fiscal year to streamline operations, as well as continued efficiencies identified and implemented in fiscal 2017.  Operating expenses for the first quarter of fiscal 2016 included a charge of $3.0 million related to the settlement of a product liability legal matter. This item was excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 24,	December 26,		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$15,047	$15,498	$(451)	(2.9)%
As a percent of total revenues	4.7%	5.6%

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

General and administrative expenses of $15.0 million for the first quarter of fiscal 2017 decreased $0.5 million, or 2.9%, compared to the prior year first quarter primarily due to lower professional services fees, offset to an extent by higher variable compensation expenses attributable to higher earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 24,	December 26,		Percent
	2016	2015	Decrease	Decrease
Depreciation and amortization	$31,261	$31,638	$(377)	(1.2)%
As a percent of total revenues	9.9%	11.5%

Depreciation and amortization expense of $31.3 million in the first quarter of fiscal 2017 decreased $0.4 million, or 1.2%, compared to the prior year first quarter primarily as a result of accelerated depreciation recorded in the prior year first quarter for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 24,	December 26,		Percent
	2016	2015	Decrease	Decrease
Interest expense, net	$18,831	$18,893	$(62)	(0.3)%
As a percent of total revenues	5.9%	6.8%

Net interest expense of $18.8 million in the first quarter of fiscal 2017 was essentially flat to the prior year first quarter.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 24,	December 26,
	2016	2015
Net income	$34,489	$12,266
Add:
Provision for income taxes	165	185
Interest expense, net	18,831	18,893
Depreciation and amortization	31,261	31,638
EBITDA	84,746	62,982
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(459)	1,210
Product liability settlement	—	3,000
Adjusted EBITDA	$84,287	$67,192

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2017 and fiscal 2016 was $22.5 million and $10.4 million, respectively.  The increase in net cash provided by operating activities was primarily attributable to higher earnings (discussed above), partially offset by an increase in working capital requirements during the first quarter of fiscal 2017 stemming from higher volumes sold and higher wholesale product costs.

Investing Activities.  Net cash used in investing activities of $4.7 million for the first quarter of fiscal 2017 consisted of capital expenditures of $6.8 million (including approximately $3.7 million to support the growth of operations and $3.1 million for maintenance expenditures), partially offset by $2.1 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $52.5 million for the first quarter of fiscal 2016 consisted of $41.2 million for the acquisition of Propane USA Distribution, LLC and capital expenditures of $13.0 million (including approximately $8.3 million to support the growth of operations and $4.7 million for maintenance expenditures), partially offset by $1.7 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2017 of $50.6 million reflects the quarterly distributions of $54.0 million to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016, partially offset by net borrowings of $3.4 million under our Revolving Credit Facility to fund a portion of our working capital requirements.

Net cash used in financing activities for the first quarter of fiscal 2016 of $53.7 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2015.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 24, 2016, our long-term debt consisted of $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $16.2 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025 and $103.4 million outstanding under our senior secured Revolving Credit Facility.  See Item 1, Note 7 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to December 24, 2016 are as follows: fiscal 2017: $-0- million; fiscal 2018: $-0- million; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $449.6 million; and thereafter: $775.0 million.

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

On January 19, 2017, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the first quarter of fiscal 2017, payable on February 7, 2017 to holders of record on January 31, 2017.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective March 31, 1998.  At December 24, 2016, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $48.4 million and $16.0 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 24, 2016, we had accrued insurance liabilities of $59.7 million, and an insurance recovery asset of $15.5 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

See Item 1, Note 10, Legal Matters subsection of this Quarterly Report.

Off-Balance Sheet Arrangements

Guarantees

See Item 1, Note 11 of this Quarterly Report.

Recently Issued Accounting Pronouncements

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 24, 2016, the fair value of the interest rate swaps was a de minimis liability, included within other current liabilities, with a corresponding unrealized loss reflected in accumulated OCI.

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

A.	The fair value of open positions as of December 24, 2016.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of December 24, 2016 indicates a decrease in potential future net gains of $1.3 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 24, 2016.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 24, 2016, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 24, 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10, Legal Matters subsection to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

On January 19, 2017, the U.S. Treasury Department and the Internal Revenue Service issued final regulations providing guidance on the treatment of income from natural resource activities of publicly traded partnerships as qualifying income for purposes of section 7704 of the Internal Revenue Code.  The final regulations superseded proposed regulations issued in May 2015 and described in the risk factors disclosed in Item 1A of the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.  The final regulations did not modify the amount of gross income that the Partnership is able to treat as qualifying income for purposes of the qualifying income requirement and therefore did not affect the Partnership’s ability to continue to qualify as a publicly traded partnership or affect the characterization of the income from the Partnership’s propane activities as qualifying income.

There were no other material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about Common Units withheld from participants by the Partnership during the three months ended December 24, 2016:

			Number of Shares	Approximate Dollar Value
	Total Number of	Average	Purchased as Part of	of Shares that May
	Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 25, 2016 through October 22, 2016	—	$—	N/A	N/A
October 23, 2016 through November 19, 2016	26,114	$28.18	N/A	N/A
November 20, 2016 through December 24, 2016	—	$—	N/A	N/A
Total	26,114	$28.18	N/A	N/A
(1)

This represents the number of Common Units withheld from participants for income tax withholding purposes, and retired by the Partnership, for those executive officers of the Partnership whose shares of restricted units vested during the period.  Such restricted units were originally issued to participants pursuant to the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan that was adopted by the Partnership on July 22, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report.  Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1	Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed January 20, 2017).

10.2

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

SUBURBAN PROPANE PARTNERS, L.P.

February 2, 2017	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 2, 2017	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller