Form 10-Q
period 2017-03-25
SUBURBAN PROPANE PARTNERS LP
filed 2017-05-04
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2017, there were 61,078,243 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 25,	September 24,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,958	$37,341
Accounts receivable, less allowance for doubtful accounts of $4,200 and $2,441, respectively	125,236	53,802
Inventories	47,315	45,352
Other current assets	17,413	10,804
Total current assets	196,922	147,299
Property, plant and equipment, net	720,641	742,129
Goodwill	1,094,635	1,094,635
Other intangible assets, net	248,066	276,329
Other assets	23,621	21,907
Total assets	$2,283,885	$2,282,299
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$56,365	$32,286
Accrued employment and benefit costs	16,834	16,495
Customer deposits and advances	58,852	106,155
Accrued interest	14,097	16,589
Other current liabilities	31,134	33,529
Total current liabilities	177,282	205,054
Long-term borrowings	1,238,355	1,224,502
Accrued insurance	49,759	43,406
Other liabilities	93,385	101,106
Total liabilities	1,558,781	1,574,068
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,058 and 60,789 units issued and outstanding at March 25, 2017 and September 24, 2016, respectively)	768,325	754,063
Accumulated other comprehensive loss	(43,221)	(45,832)
Total partners’ capital	725,104	708,231
Total liabilities and partners’ capital	$2,283,885	$2,282,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 25,	March 26,
	2017	2016
Revenues
Propane	$385,654	$348,216
Fuel oil and refined fuels	34,630	28,814
Natural gas and electricity	19,239	15,962
All other	11,055	11,148
	450,578	404,140
Costs and expenses
Cost of products sold	192,467	137,009
Operating	110,420	107,560
General and administrative	12,164	15,208
Depreciation and amortization	32,670	33,150
	347,721	292,927
Operating income	102,857	111,213
Loss on debt extinguishment	1,567	292
Interest expense, net	17,487	18,852
Income before provision for income taxes	83,803	92,069
Provision for income tax (benefit) expense	(9)	58
Net income	$83,812	$92,011
Net income per Common Unit - basic	$1.37	$1.51
Weighted average number of Common Units outstanding - basic	61,203	60,857
Net income per Common Unit - diluted	$1.36	$1.51
Weighted average number of Common Units outstanding - diluted	61,503	61,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 25,	March 26,
	2017	2016
Revenues
Propane	$655,113	$579,691
Fuel oil and refined fuels	56,726	49,502
Natural gas and electricity	32,306	27,636
All other	23,740	23,168
	767,885	679,997
Costs and expenses
Cost of products sold	310,632	229,515
Operating	209,769	212,431
General and administrative	27,211	30,706
Depreciation and amortization	63,931	64,788
	611,543	537,440
Operating income	156,342	142,557
Loss on debt extinguishment	1,567	292
Interest expense, net	36,318	37,745
Income before provision for income taxes	118,457	104,520
Provision for income taxes	156	243
Net income	$118,301	$104,277
Net income per Common Unit - basic	$1.94	$1.72
Weighted average number of Common Units outstanding - basic	61,127	60,802
Net income per Common Unit - diluted	$1.93	$1.71
Weighted average number of Common Units outstanding - diluted	61,386	61,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Net income	$83,812	$92,011	$118,301	$104,277
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(5)	(117)	(10)	60
Reclassification of realized losses on cash flow hedges into earnings	15	259	215	592
Amortization of net actuarial losses and prior service credits into earnings	1,203	1,301	2,406	2,260
Other comprehensive income	1,213	1,443	2,611	2,912
Total comprehensive income	$85,025	$93,454	$120,912	$107,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 25,	March 26,
	2017	2016
Cash flows from operating activities:
Net income	$118,301	$104,277
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	63,931	64,788
Loss on debt extinguishment	1,567	292
Other, net	5,157	5,471
Changes in assets and liabilities:
Accounts receivable	(71,434)	(39,809)
Inventories	(2,010)	2,761
Other current and noncurrent assets	(8,632)	(6,541)
Accounts payable	23,643	1,796
Accrued employment and benefit costs	(397)	(12,639)
Customer deposits and advances	(47,303)	(39,115)
Contribution to defined benefit pension plan	(2,792)	—
Other current and noncurrent liabilities	(1,219)	(794)
Net cash provided by operating activities	78,812	80,487
Cash flows from investing activities:
Capital expenditures	(17,205)	(24,705)
Acquisition of business	—	(42,195)
Proceeds from sale of property, plant and equipment	3,297	2,996
Net cash (used in) investing activities	(13,908)	(63,904)
Cash flows from financing activities:
Proceeds from long-term borrowings	350,000	—
Repayments of long-term borrowings (includes premium and fees)	(360,902)	—
Proceeds from borrowings under revolving credit facility	177,645	100,000
Repayments of borrowings under revolving credit facility	(147,800)	(100,000)
Issuance costs associated with long-term borrowings	(6,090)	(2,606)
Partnership distributions	(108,140)	(107,633)
Net cash (used in) financing activities	(95,287)	(110,239)
Net (decrease) in cash and cash equivalents	(30,383)	(93,656)
Cash and cash equivalents at beginning of period	37,341	152,338
Cash and cash equivalents at end of period	$6,958	$58,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231
Net income		118,301		118,301
Other comprehensive income			2,611	2,611
Partnership distributions		(108,140)		(108,140)
Common Units issued under Restricted Unit Plans	269
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		4,101		4,101
Balance at March 25, 2017	61,058	$768,325	$(43,221)	$725,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,057,973 Common Units outstanding at March 25, 2017.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Recently Issued Accounting Pronouncements.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This update eliminates the second of the two-step goodwill impairment test, as described in Note 5, “Goodwill and Other Intangible Assets.” Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  Upon adoption, an entity is required to disclose the nature of and reason for the change in accounting principle.  ASU 2017-04 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of ASU 2017-04 is permitted.  The Partnership does not expect the adoption of ASU 2017-04 will have a material impact on the Partnership’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption of ASU 2016-15 is permitted.  The Partnership is currently evaluating the impact of adopting the standard on the Partnership’s condensed consolidated statements of cash flows.

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

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2017, the Partnership adopted new accounting guidance regarding the classification of deferred debt issuance costs under ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. Total deferred debt issuance costs were $19,790 and $17,391 at March 25, 2017 and September 24, 2016, respectively. Deferred debt issuance costs associated with line-of-credit arrangements remain classified as other assets on the Partnership’s condensed consolidated balance sheet.  As of March 25, 2017 and September 24, 2016, the Partnership has reflected $16,490 and $13,670 of such costs as a reduction to long-term debt on the condensed consolidated balance sheets, respectively.  Refer to Note 7, “Long-Term Borrowings” for a tabular display of long-term borrowings.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 25, 2017 and September 24, 2016, respectively:

	As of March 25, 2017		As of September 24, 2016
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,418	Other current assets	$3,306
	Other assets	186	Other assets	1,546
		$1,604		$4,852

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$—	Other current liabilities	$205
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,453	Other current liabilities	$1,002
	Other liabilities	—	Other liabilities	1,353
		$1,453		$2,355

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 25, 2017		March 26, 2016
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$809	$—	$2,781	$347
Beginning balance realized during the period	(369)	—	(1,738)	(96)
Contracts purchased during the period	—	—	173	—
Change in the fair value of outstanding contracts	(143)	—	(479)	(201)
Ending balance of over-the-counter options	$297	$—	$737	$50

As of March 25, 2017 and September 24, 2016, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the six months ended March 25, 2017 and March 26, 2016 are as follows:

	Three Months Ended March 25, 2017			Three Months Ended March 26, 2016
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(5)	Interest expense	$(15)	$(117)	Interest expense	$(259)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(2,512)		Cost of products sold	$(739)

	Six Months Ended March 25, 2017			Six Months Ended March 26, 2016
		Gains (Losses) Reclassified from Accumulated OCI into Income			Gains (Losses) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount	Gains (Losses) Recognized in OCI (Effective Portion)	Location	Amount
Interest rate swap	$(10)	Interest expense	$(215)	$60	Interest expense	$(592)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(2,053)		Cost of products sold	$(1,949)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 25, 2017			As of September 24, 2016
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,282	$(4,678)	$1,604	$6,842	$(1,990)	$4,852
Interest rate swap	—	—	—	230	(230)	—
	$6,282	$(4,678)	$1,604	$7,072	$(2,220)	$4,852

Liability Derivatives
Commodity-related derivatives	$6,131	$(4,678)	$1,453	$4,345	$(1,990)	$2,355
Interest rate swap	—	—	—	435	(230)	205
	$6,131	$(4,678)	$1,453	$4,780	$(2,220)	$2,560

The Partnership had $2,014 and $206 posted cash collateral as of March 25, 2017 and September 24, 2016, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 7) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 7) of the Partnership are as follows:

	As of
	March 25,	September 24,
	2017	2016
7.375% senior notes due August 1, 2021	$—	$360,893
5.5% senior notes due June 1, 2024	511,875	534,188
5.75% senior notes due March 1, 2025	241,425	253,438
5.875% senior notes due March 1, 2027	338,625	—
	$1,091,925	$1,148,519

4.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	March 25,	September 24,
	2017	2016
Propane, fuel oil and refined fuels and natural gas	$45,998	$43,905
Appliances	1,317	1,447
	$47,315	$45,352

5.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 24, 2016 and March 25, 2017
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Other intangible assets consist of the following:

	As of
	March 25,	September 24,
	2017	2016
Customer relationships	$492,656	$492,656
Non-compete agreements	31,040	31,040
Tradenames	3,482	3,482
Other	1,967	1,967
	529,145	529,145

Less: accumulated amortization
Customer relationships	(252,471)	(225,634)
Non-compete agreements	(23,913)	(22,533)
Tradenames	(3,482)	(3,482)
Other	(1,213)	(1,167)
	(281,079)	(252,816)
	$248,066	$276,329

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 300,116 and 259,481 units for the three and six months ended March 25, 2017, respectively, and 277,435 and 270,360 units for the three and six months ended March 26, 2016, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 25,	September 24,
	2017	2016 (1)
7.375% senior notes, due August 1, 2021, including unamortized premium of $-0- and $16,992, respectively	$—	$363,172
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	—
Revolving Credit Facility, due March 3, 2021	129,845	100,000
Less: unamortized debt issuance costs	(16,490)	(13,670)
	$1,238,355	$1,224,502
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

On February 14, 2017, the Partnership repurchased and satisfied and discharged all of its previously outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes, as defined below, and borrowings under the Revolving Credit Facility, also as defined below, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $1,567 consisting of $15,078 for the redemption premium and related fees, as well as the write-off of $2,272 and ($15,783) in unamortized debt origination costs and unamortized premium, respectively.

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

2027 Senior Notes

On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase and satisfy and discharge all of the 2021 Senior Notes.

The Partnership’s obligations under the 2024 Senior Notes, 2025 Senior Notes and 2027 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness.  The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership.  The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes.  The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $129,845 and $100,000 was outstanding as of March 25, 2017 and September 24, 2016, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the March 3, 2016 amendment and restatement, the Partnership recognized a non-cash charge of $292 during the second quarter of fiscal 2016 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

On May 1, 2017, the Operating Partnership secured an amendment to the Amended Credit Agreement that provides for certain modifications to the terms of the Amended Credit Agreement. See Note 16, “Subsequent Event.”

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin.  The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Amended Credit Agreement.  As of March 25, 2017, the interest rate for the Revolving Credit Facility was approximately 3.5%.  The interest rate and the applicable margin will be reset following the end of each calendar quarter.

In connection with the previous credit agreement, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000, an effective date of June 25, 2013 and a termination date of January 5, 2017.  Under this interest rate swap agreement, the Operating Partnership paid a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender paid the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.  The interest rate swap was designated as a cash flow hedge.  The Partnership did not enter into a new interest rate swap agreement upon termination.

As of March 25, 2017, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $43,256 which expire periodically through April 3, 2018.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 25, 2017.

The aggregate amounts of long-term debt maturities subsequent to March 25, 2017 are as follows: fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $129,845; and thereafter: $1,125,000.

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

On April 20, 2017, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2017, payable on May 9, 2017 to holders of record on May 2, 2017.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of March 25, 2017.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 25, 2017, the Partnership awarded 317,996 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,694.  The following is a summary of activity for the Restricted Unit Plan for the six months ended March 25, 2017:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2016	654,120	$26.74
Awarded	317,996	21.05
Forfeited	(1,658)	(30.44)
Issued	(294,713)	(29.99)
Outstanding March 25, 2017	675,745	$22.64

As of March 25, 2017, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $5,632.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1 year.  Compensation expense recognized under the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 25, 2017 was $1,962 and $4,837, respectively, and $2,579 and $5,391 for the three and six months ended March 26, 2016, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $435 for the three and six months ended March 25, 2017.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 25, 2017 reflected income of $489 and $1,476, respectively, and income of $539 and $730 for the three and six months ended March 26, 2016, respectively. As of March 25, 2017 and September 24, 2016, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $550 and $2,026, respectively, related to estimated future payments under the LTIP.

10.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 25, 2017 and September 24, 2016, the Partnership had accrued insurance liabilities of $65,069 and $59,676, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,827 and $15,524 as of March 25, 2017 and September 24, 2016, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2024.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,575 as of March 25, 2017.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 25, 2017 and September 24, 2016.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Interest cost	$1,041	$1,260	$2,082	$2,521
Expected return on plan assets	(537)	(854)	(1,075)	(1,709)
Amortization of net loss (gain)	1,300	1,475	2,600	2,609
Net periodic benefit cost	$1,804	$1,881	$3,607	$3,421

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Interest cost	$96	$130	$193	$260
Amortization of prior service credits	—	(100)	—	(200)
Amortization of net loss (gain)	(97)	(74)	(194)	(149)
Net periodic benefit cost	$(1)	$(44)	$(1)	$(89)

The Partnership expects to contribute approximately $9,527 to the defined benefit pension plan during fiscal 2017, of which $2,792 was contributed during the six months ended March 25, 2017. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2017 is $922, of which $553 was contributed during the six months ended March 25, 2017.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 25, 2017 and September 24, 2016, the Partnership’s estimated obligation to these MEPPs was $23,176 and $24,205, respectively.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended March 25, 2017 and March 26, 2016:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Cash Flow Hedges
Balance, beginning of period	$(10)	$(801)	$(205)	$(1,311)
Other comprehensive income before reclassifications:
Unrealized (losses) gains	(5)	(117)	(10)	60
Reclassifications to earnings:
Realized losses (a)	15	259	215	592
Other comprehensive income	10	142	205	652
Balance, end of period	$—	$(659)	$—	$(659)

Pension Benefits
Balance, beginning of period	$(50,091)	$(51,702)	$(51,391)	$(52,836)
Reclassifications to earnings:
Amortization of net loss (b)	1,300	1,475	2,600	2,609
Other comprehensive income	1,300	1,475	2,600	2,609
Balance, end of period	$(48,791)	$(50,227)	$(48,791)	$(50,227)

Postretirement Benefits
Balance, beginning of period	$5,667	$5,089	$5,764	$5,264
Reclassifications to earnings:
Amortization of prior service credits (b)	—	(100)	—	(200)
Amortization of net gain (b)	(97)	(74)	(194)	(149)
Other comprehensive loss	(97)	(174)	(194)	(349)
Balance, end of period	$5,570	$4,915	$5,570	$4,915

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(44,434)	$(47,414)	$(45,832)	$(48,883)
Other comprehensive income before reclassifications	(5)	(117)	(10)	60
Reclassifications to earnings	1,218	1,560	2,621	2,852
Other comprehensive income	1,213	1,443	2,611	2,912
Balance, end of period	$(43,221)	$(45,971)	$(43,221)	$(45,971)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plans and Other Postretirement Benefits.”

14.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Revenues:
Propane	$385,654	$348,216	$655,113	$579,691
Fuel oil and refined fuels	34,630	28,814	56,726	49,502
Natural gas and electricity	19,239	15,962	32,306	27,636
All other	11,055	11,148	23,740	23,168
Total revenues	$450,578	$404,140	$767,885	$679,997

Operating income:
Propane	$115,346	$129,277	$190,009	$184,860
Fuel oil and refined fuels	6,828	6,470	9,676	8,439
Natural gas and electricity	5,535	4,444	8,655	6,696
All other	(5,186)	(5,812)	(10,392)	(12,868)
Corporate	(19,666)	(23,166)	(41,606)	(44,570)
Total operating income	102,857	111,213	156,342	142,557

Reconciliation to net income:
Loss on debt extinguishment	1,567	292	1,567	292
Interest expense, net	17,487	18,852	36,318	37,745
Provision for income tax (benefit) expense	(9)	58	156	243
Net income	$83,812	$92,011	$118,301	$104,277

Depreciation and amortization:
Propane	$28,072	$27,518	$55,456	$54,625
Fuel oil and refined fuels	667	686	1,298	1,382
Natural gas and electricity	—	1	—	3
All other	76	79	146	161
Corporate	3,855	4,866	7,031	8,617
Total depreciation and amortization	$32,670	$33,150	$63,931	$64,788

	As of
	March 25,	September 24,
	2017	2016
Assets:
Propane	$2,157,744	$2,141,108
Fuel oil and refined fuels	57,488	53,266
Natural gas and electricity	15,208	13,415
All other	1,990	2,185
Corporate	51,455	72,325
Total assets	$2,283,885	$2,282,299

16.	Subsequent Event

On May 1, 2017, the Operating Partnership secured an amendment to the Amended Credit Agreement that provides for certain modifications to the terms of the Amended Credit Agreement, including the following: (i) amendment of the definition of Applicable Rate to add an additional pricing level of 3.00% for Eurodollar Rate Loans and Letter of Credit Fees, 2.00% for Base Rate Loans and 0.500% for Commitment Fee, which would be applicable should the Total Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) exceed 5.50:1.00 at the end of the applicable measuring period and (ii) amendment of the maximum permitted Total Consolidated Leverage Ratio from 5.50:1.00 at the end of any fiscal quarter to 5.95:1.00 for each fiscal quarter ending in June, September and December 2017, and March and June 2018, 5.75:1.00 for the fiscal quarter ending in September 2018, and 5.50:1.00 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 25, 2017. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2017 was $83.8 million, or $1.37 per Common Unit, compared to net income of $92.0 million, or $1.51 per Common Unit, in the prior year second quarter.  Adjusted EBITDA (as defined and reconciled below) amounted to $138.0 million for the second quarter of fiscal 2017, compared to $145.1 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2017 of 153.9 million gallons decreased 7.7 million gallons, or 4.8%, compared to the prior year second quarter. Sales of fuel oil and other refined fuels decreased 0.3 million gallons, or 2.3%, compared to the prior year. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2017 were 15% warmer than normal, and 2% warmer than the prior year second quarter. In certain markets, principally our Midwest and Southeast service territories, average temperatures were approximately 30% warmer than normal and 16% warmer than the prior year second quarter.  In the Partnership’s Northeast and West Coast regions, the Partnership experienced cooler weather compared to the prior year which helped contribute to an increase in volumes sold in those markets.

Revenues in the second quarter of fiscal 2017 of $450.6 million increased $46.4 million, or 11.5%, compared to the prior year second quarter, primarily due to higher retail selling prices associated with higher wholesale product costs, offset to an extent by lower volumes sold. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 84.6% and 48.9% higher than the prior year, respectively. Cost of products sold for the second quarter of fiscal 2017 of $192.5 million increased $55.5 million, or 40.5%, compared to $137.0 million in the prior year, primarily due to higher wholesale product costs. Cost of products sold included a $2.5 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.7 million unrealized (non-cash) loss in the prior year second quarter. These unrealized losses are excluded from Adjusted EBITDA for both periods, as indicated in the table under “—Three Months Ended March 25, 2017 Compared to Three Months Ended March 26, 2016—EBITDA and Adjusted EBITDA.”

Combined operating and general and administrative expenses of $122.6 million for the second quarter of fiscal 2017 were essentially flat with the prior year second quarter. Savings in fixed costs due to steps taken in the prior fiscal year to streamline operations and achieve operating efficiencies were offset by higher general insurance expenses, vehicle fuel costs, and higher provisions for potential uncollectible accounts as a result of higher commodity prices.  Depreciation and amortization expense of $32.7 million decreased $0.5 million, or 1.5%, compared to the prior year second quarter. Net interest expense of $17.5 million decreased $1.4 million compared to the prior year second quarter, primarily due to savings from the refinancing of our previously outstanding 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”).  During the second quarter of fiscal 2017, we funded working capital, capital expenditures and costs associated with the repurchase of our 2021 Senior Notes from operating cash flow and $26.4 million of incremental borrowings under our Revolving Credit Facility.

As previously announced on April 20, 2017, our Board of Supervisors declared a quarterly distribution of $0.8875 per Common Unit for the three months ended March 25, 2017.  On an annualized basis, this distribution rate equates to $3.55 per Common Unit. The distribution is payable on May 9, 2017 to Common Unitholders of record as of May 2, 2017.

Our anticipated cash requirements for the remainder of fiscal 2017 include: (i) maintenance and growth capital expenditures of approximately $20.8 million; (ii) interest and income tax payments of approximately $36.7 million; and (iii) cash distributions of approximately $108.5 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  Based on our current cash position of $7.0 million as of March 25, 2017, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

On May 1, 2017, the Operating Partnership secured an amendment to the Amended Credit Agreement that provides for certain modifications to the terms of its Revolving Credit Facility.  See Item 1, Note 16 of this Quarterly Report.

Three Months Ended March 25, 2017 Compared to Three Months Ended March 26, 2016

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	March 25,	March 26,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenues
Propane	$385,654	$348,216	$37,438	10.8%
Fuel oil and refined fuels	34,630	28,814	5,816	20.2%
Natural gas and electricity	19,239	15,962	3,277	20.5%
All other	11,055	11,148	(93)	(0.8)%
Total revenues	$450,578	$404,140	$46,438	11.5%
Retail gallons sold
Propane	153,875	161,597	(7,722)	(4.8)%
Fuel oil and refined fuels	12,996	13,296	(300)	(2.3)%

Total revenues of $450.6 million increased $46.4 million, or 11.5%, compared to the prior year second quarter primarily due to higher average selling prices, partially offset by lower volumes sold.  As discussed above, average temperatures across all of our service territories during the second quarter of fiscal 2017 were 15% warmer than normal and 2% warmer than the prior year second quarter.  Similar to the first quarter, the first two months of the second quarter were reported as record warm and, in certain markets, temperatures were dramatically warmer than normal. In the Partnership’s Midwest and Southeast service territories, average temperatures were approximately 30% warmer than normal and 16% warmer than the prior year second quarter.  Colder average temperatures were reported in the final three weeks of the fiscal 2017 second quarter and our volumes sold increased in response.

Revenues from the distribution of propane and related activities of $385.7 million increased $37.4 million, or 10.8%, compared to the prior year primarily due to higher average retail selling prices, offset to an extent by lower volumes sold.  Average propane selling prices increased 13.9% attributable to higher wholesale product costs, resulting in a $43.7 million increase in revenues.  As a result of the challenging weather pattern discussed above and its adverse impact on customer demand for heating purposes, retail propane gallons sold decreased 7.7 million gallons, or 4.8%, resulting in a $15.8 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $26.7 million, which increased $9.5 million.

Revenues from the distribution of fuel oil and refined fuels of $34.6 million increased $5.8 million, or 20.2%, compared to the prior year primarily due to higher average selling prices, offset slightly by a decrease in volumes sold.  During the second quarter of fiscal 2017, average fuel oil and refined fuels selling prices increased 22.7% attributable to higher wholesale product costs, resulting in a $6.4 million increase in revenues.  Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 2.3%, resulting in a $0.6 million decrease in revenues.

Revenues in our natural gas and electricity segment of $19.2 million increased $3.3 million, or 20.5%, compared to the prior year, primarily due to higher average selling prices and higher electricity usage, as a result of cooler temperatures in the northeast and an increase in the number of customers served due to expansion into new territories.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 25,	March 26,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of products sold
Propane	$156,419	$108,270	$48,149	44.5%
Fuel oil and refined fuels	21,810	16,420	5,390	32.8%
Natural gas and electricity	11,109	8,995	2,114	23.5%
All other	3,129	3,324	(195)	(5.9)%
Total cost of products sold	$192,467	$137,009	$55,458	40.5%
As a percent of total revenues	42.7%	33.9%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 84.6% and 48.9% higher than the prior year second quarter, respectively.  The net change in the fair value of derivative instruments resulted in unrealized (non-cash) losses of $2.5 million and $0.7 million in the second quarter of 2017 and 2016, respectively, resulting in an increase of $1.8 million in cost of products sold compared to the prior year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $156.4 million increased $48.1 million, or 44.5%, compared to the prior year, primarily due to higher average wholesale costs, partially offset by lower volumes sold.  Higher average wholesale propane costs contributed to increases in cost of products sold in the propane segment of $45.8 million, while lower volumes sold resulted in a decrease of $5.0 million compared to the prior year.  Cost of products sold from other propane activities increased $5.5 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $21.8 million increased $5.4 million, or 32.8%, compared to the prior year.  Higher average fuel oil and refined fuels wholesale costs resulted in an increase in cost of products sold of $5.8 million and lower volumes sold resulted in a decrease of $0.4 million.

Cost of products sold in our natural gas and electricity segment of $11.1 million increased $2.1 million, or 23.5%, compared to the prior year, primarily due to higher wholesale costs and an increase in electricity usage.

Total cost of products sold as a percent of total revenues increased 8.8 percentage points to 42.7% from 33.9% primarily due to the year-over-year increase in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2017	2016	Increase	Increase
Operating expenses	$110,420	$107,560	$2,860	2.7%
As a percent of total revenues	24.5%	26.6%

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

Operating expenses of $110.4 million for the second quarter of fiscal 2017 increased $2.9 million, or 2.7%, compared to $107.6 million in the prior year second quarter, primarily due to an increase in accruals for asserted and unasserted general claims, an increase in the allowance for potential uncollectible accounts as a result of the impact of higher commodity prices on accounts receivable and higher fuel costs to operate our fleet.  These increases were offset to an extent by lower payroll and benefit-related expenses attributable to reduced headcount, and lower vehicle expenses attributable to reduced vehicle count reflecting the actions we took during the prior fiscal year to streamline operations, as well as continued efficiencies identified and implemented in fiscal 2017.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
General and administrative expenses	$12,164	$15,208	$(3,044)	(20.0)%
As a percent of total revenues	2.7%	3.8%

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

General and administrative expenses of $12.2 million for the second quarter of fiscal 2017 decreased $3.0 million, or 20.0%, compared to the prior year second quarter primarily due to lower payroll and benefit-related expenses attributable to reduced headcount and lower variable compensation expenses.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
Depreciation and amortization	$32,670	$33,150	$(480)	(1.4)%
As a percent of total revenues	7.3%	8.2%

Depreciation and amortization expense of $32.7 million in the second quarter of fiscal 2017 decreased $0.5 million, or 1.4%, compared to the prior year primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
Interest expense, net	$17,487	$18,852	$(1,365)	(7.2)%
As a percent of total revenues	3.9%	4.7%

Net interest expense of $17.5 million in the second quarter of fiscal 2017 was $1.4 million lower than the prior year, driven primarily by savings from the refinancing of the 2021 Senior Notes with the issuance of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”) in the second quarter of fiscal 2017.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On February 14, 2017, we repurchased and satisfied and discharged all of our previously outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes and borrowings under the Revolving Credit Facility, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2017, we recognized a loss on the extinguishment of debt of $1.6 million, consisting of $15.1 million for the redemption premium and related fees, as well as the write-off of $2.3 million and ($15.8) million in unamortized debt origination costs and unamortized premium, respectively.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,
	2017	2016
Net income	$83,812	$92,011
Add:
Provision for income tax (benefit) expense	(9)	58
Interest expense, net	17,487	18,852
Depreciation and amortization	32,670	33,150
EBITDA	133,960	144,071
Unrealized (non-cash) losses on changes in fair value of derivatives	2,512	739
Loss on debt extinguishment	1,567	292
Adjusted EBITDA	$138,039	$145,102

Six Months Ended March 25, 2017 Compared to Six Months Ended March 26, 2016

Revenues

(Dollars and gallons in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2017	2016	Increase	Increase
Revenues
Propane	$655,113	$579,691	$75,422	13.0%
Fuel oil and refined fuels	56,726	49,502	7,224	14.6%
Natural gas and electricity	32,306	27,636	4,670	16.9%
All other	23,740	23,168	572	2.5%
Total revenues	$767,885	$679,997	$87,888	12.9%
Retail gallons sold
Propane	272,476	271,361	1,115	0.4%
Fuel oil and refined fuels	22,008	21,861	147	0.7%

Total revenues increased $87.9 million, or 12.9%, to $767.9 million for the first half of fiscal 2017 compared to $680.0 million for the prior year period, primarily due to higher average selling prices and slightly higher volumes sold.  Average temperatures across all of our service territories for the first six months of fiscal 2017 were 14% warmer than normal and 4% cooler than the comparable prior year period.  The unseasonably warm weather was persistent throughout much of the six-month period in nearly all of our service territories, with cooler weather arriving during brief bursts in the final three weeks of the first and second quarters.  In fact, the first two months of each of the first and second quarters of fiscal 2017 were reported as record warm.

Revenues from the distribution of propane and related activities of $655.1 million increased $75.4 million, or 13.0%, primarily due to higher average retail selling prices and a slight increase in retail propane volumes sold.  Average propane selling prices increased 10.4% associated with higher wholesale propane costs, resulting in a $57.4 million increase in revenues.  Retail propane gallons sold increased 1.1 million gallons, or 0.4%, resulting in a $2.2 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $47.7 million, which increased $15.8 million.

Revenues from the distribution of fuel oil and refined fuels of $56.7 million increased $7.2 million, or 14.6%, primarily due to higher average selling prices and, to a lesser extent, higher volumes sold.  Average selling prices for fuel oil and refined fuels increased 13.8%, resulting in a $6.8 million increase in revenues.  Fuel oil and refined fuels gallons sold increased 0.1 million gallons, or 0.7%, resulting in a $0.4 million increase in revenues.

Revenues in our natural gas and electricity segment of $32.3 million increased $4.7 million, or 16.9%, primarily due to higher average selling prices and higher customer usage as a result of cooler temperatures in the northeast and an expanded customer base.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 25,	March 26,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of products sold
Propane	$248,357	$176,173	$72,184	41.0%
Fuel oil and refined fuels	36,390	29,605	6,785	22.9%
Natural gas and electricity	18,807	16,289	2,518	15.5%
All other	7,078	7,448	(370)	(5.0)%
Total cost of products sold	$310,632	$229,515	$81,117	35.3%
As a percent of total revenues	40.5%	33.8%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 60.7% and 29.6% higher than the first half of the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $2.1 million and $1.9 million in the first half of fiscal 2017 and 2016, respectively, resulting in an increase of $0.2 million in cost of products sold compared to the prior year, of which losses of $0.5 million and gains of $0.3 million were reported in the propane and fuel oil and refined fuels segments, respectively.

Cost of products sold associated with the distribution of propane and related activities of $248.4 million increased $72.2 million, or 41.0%, primarily due to higher average wholesale costs and, to a lesser extent, higher volumes sold.  The increases in average propane costs and propane volumes sold resulted in increases of $55.0 million and $0.7 million, respectively, compared to the prior year.  Cost of products sold from other propane activities increased $16.0 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $36.4 million increased $6.8 million, or 22.9%.  Increases in both fuel oil and refined fuels wholesale costs and volumes sold resulted in increases of $6.9 million and $0.2 million, respectively, over the prior year period.

Cost of products sold in our natural gas and electricity segment of $18.8 million increased $2.5 million, or 15.5%, primarily due to higher wholesale costs and higher customer usage.

Total cost of products sold as a percent of total revenues increased 6.7 percentage points to 40.5% from 33.8% primarily due to the year-over-year rise in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
Operating expenses	$209,769	$212,431	$(2,662)	(1.3)%
As a percent of total revenues	27.3%	31.2%

Operating expenses of $209.8 million for the first six months of fiscal 2017 decreased $2.7 million, or 1.3%, compared to the prior year period, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount reflecting the actions taken during the prior fiscal year to streamline operations, and continued efficiencies identified and implemented during the current fiscal year, offset to an extent by an increase in provisions for potential uncollectible accounts as a result of the impact of higher commodity prices on accounts receivable and higher fuel costs to operate our fleet.  In addition, operating expenses for the first half of fiscal 2016 included a $3.0 million charge related to the settlement of a product liability legal matter, which was excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
General and administrative expenses	$27,211	$30,706	$(3,495)	(11.4%)
As a percent of total revenues	3.5%	4.5%

General and administrative expenses of $27.2 million for the first six months of fiscal 2017 decreased $3.5 million, or 11.4%, compared to the prior year period.  This was primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, lower variable compensation expenses and a decrease in professional services fees.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
Depreciation and amortization	$63,931	$64,788	$(857)	(1.3)%
As a percent of total revenues	8.3%	9.5%

Depreciation and amortization expense of $63.9 million in the first six months of fiscal 2017 decreased $0.9 million, or 1.3%, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2017	2016	Decrease	Decrease
Interest expense, net	$36,318	$37,745	$(1,427)	(3.8)%
As a percent of total revenues	4.7%	5.6%

Net interest expense of $36.3 million decreased $1.4 million, or 3.8%, compared to the prior year period, driven primarily by savings from the refinancing of the 2021 Senior Notes with the issuance of the 2027 Senior Notes in the second quarter of fiscal 2017.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On February 14, 2017, we repurchased and satisfied and discharged all of our previously outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes and borrowings under the Revolving Credit Facility, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2017, we recognized a loss on the extinguishment of debt of $1.6 million, consisting of $15.1 million for the redemption premium and related fees, as well as the write-off of $2.3 million and ($15.8) million in unamortized debt origination costs and unamortized premium, respectively.

In connection with the execution of the amendment and restatement of our previous revolving credit facility during the second quarter of fiscal 2016, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,
	2017	2016
Net income	$118,301	$104,277
Add:
Provision for income taxes	156	243
Interest expense, net	36,318	37,745
Depreciation and amortization	63,931	64,788
EBITDA	218,706	207,053
Unrealized (non-cash) losses on changes in fair value of derivatives	2,053	1,949
Loss on debt extinguishment	1,567	292
Product liability settlement	—	3,000
Adjusted EBITDA	$222,326	$212,294

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2017 and fiscal 2016 was $78.8 million and $80.5 million, respectively.  The decrease in net cash provided by operating activities was primarily attributable to an increase in working capital during the first six months of fiscal 2017 stemming from the impact of higher wholesale product costs on accounts receivable and inventory, partially offset by higher earnings (discussed above).

Investing Activities.  Net cash used in investing activities of $13.9 million for the first six months of fiscal 2017 consisted of capital expenditures of $17.2 million (including approximately $11.1 million to support the growth of operations and $6.1 million for maintenance expenditures), partially offset by $3.3 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $63.9 million for the first six months of fiscal 2016 consisted of $42.2 million for the acquisition of Propane USA Distribution, LLC and capital expenditures of $24.7 million (including approximately $14.2 million to support the growth of operations and $10.5 million for maintenance expenditures), partially offset by $3.0 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2017 of $95.3 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017.  In addition, cash used in financing activities included proceeds of $350.0 million from the issuance of the 2027 Senior Notes in February 2017 which were used, along with borrowings under the Revolving Credit Facility, to repurchase and satisfy and discharge all of the previously outstanding 2021 Senior Notes, as well as to pay tender premiums and other related fees of $14.7 million and debt issuance costs of $6.1 million, pursuant to a tender offer and redemption.  Total net borrowings under the Revolving Credit Facility were $29.8 million for the first half of fiscal 2017 and were used to fund a portion of our working capital requirements, capital expenditures and costs associated with the repurchase of the 2021 Senior Notes.

Net cash used in financing activities for the first six months of fiscal 2016 of $110.2 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.  Upon the execution of the amendment and restatement of our credit agreement on March 3, 2016, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the Revolving Credit Facility of the new Amended Credit Agreement.  Financing activities for the first six months of fiscal 2016 also reflects the payment of $2.6 million in debt origination costs associated with the refinancing of the credit agreement.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 25, 2017, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of the 2027 Senior Notes and $129.8 million outstanding under our Revolving Credit Facility.  See Item 1, Notes 7 and 16 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to March 25, 2017 are as follows: fiscal 2017: $-0- million; fiscal 2018: $-0- million; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $129.8 million; and thereafter: $1,125.0 million.

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

On April 20, 2017, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the second quarter of fiscal 2017, payable on May 9, 2017 to holders of record on May 2, 2017.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective March 31, 1998.  At March 25, 2017, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $47.5 million and $15.8 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 25, 2017, we had accrued insurance liabilities of $65.1 million, and an insurance recovery asset of $18.8 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 25, 2017, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of March 25, 2017.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of March 25, 2017 indicates an increase in potential future net losses of $1.2 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 25, 2017.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 25, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 25, 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

4.1

Third Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated as of May 27, 2014, relating to the 5.875% Senior Notes due 2027, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed February 14, 2017).

10.1	Form of Distribution Equivalent Right Agreement (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed January 20, 2017).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

May 4, 2017	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 4, 2017	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller