Form 10-Q
period 2017-06-24
SUBURBAN PROPANE PARTNERS LP
filed 2017-08-03
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 2017

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

At July 31, 2017, there were 61,102,950 Common Units of Suburban Propane Partners, L.P. outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “could,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties.  These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 24,	September 24,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,211	$37,341
Accounts receivable, less allowance for doubtful accounts of $4,196 and $2,441, respectively	72,945	53,802
Inventories	41,812	45,352
Other current assets	12,816	10,804
Total current assets	130,784	147,299
Property, plant and equipment, net	706,425	742,129
Goodwill	1,094,635	1,094,635
Other intangible assets, net	233,965	276,329
Other assets	25,491	21,907
Total assets	$2,191,300	$2,282,299
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$29,083	$32,286
Accrued employment and benefit costs	23,697	16,495
Customer deposits and advances	56,503	106,155
Accrued interest	15,555	16,589
Other current liabilities	31,041	33,529
Total current liabilities	155,879	205,054
Long-term borrowings	1,250,159	1,224,502
Accrued insurance	53,410	43,406
Other liabilities	88,334	101,106
Total liabilities	1,547,782	1,574,068
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,078 and 60,789 units issued and outstanding at June 24, 2017 and September 24, 2016, respectively)	685,536	754,063
Accumulated other comprehensive loss	(42,018)	(45,832)
Total partners’ capital	643,518	708,231
Total liabilities and partners’ capital	$2,191,300	$2,282,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 24,	June 25,
	2017	2016
Revenues
Propane	$188,406	$172,322
Fuel oil and refined fuels	12,886	12,459
Natural gas and electricity	11,923	10,596
All other	9,680	9,722
	222,895	205,099
Costs and expenses
Cost of products sold	92,094	75,497
Operating	97,070	103,316
General and administrative	12,968	14,547
Depreciation and amortization	31,825	32,288
	233,957	225,648
Gain on sale of business	—	9,769
Operating loss	(11,062)	(10,780)
Interest expense, net	18,502	18,638
Loss before provision for income taxes	(29,564)	(29,418)
Provision for income taxes	152	180
Net loss	$(29,716)	$(29,598)
Net loss per Common Unit - basic	$(0.48)	$(0.49)
Weighted average number of Common Units outstanding - basic	61,290	61,004
Net loss per Common Unit - diluted	$(0.48)	$(0.49)
Weighted average number of Common Units outstanding - diluted	61,290	61,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 24,	June 25,
	2017	2016
Revenues
Propane	$843,519	$752,013
Fuel oil and refined fuels	69,612	61,961
Natural gas and electricity	44,229	38,232
All other	33,420	32,890
	990,780	885,096
Costs and expenses
Cost of products sold	402,726	305,012
Operating	306,839	315,747
General and administrative	40,179	45,253
Depreciation and amortization	95,756	97,076
	845,500	763,088
Gain on sale of business	—	9,769
Operating income	145,280	131,777
Loss on debt extinguishment	1,567	292
Interest expense, net	54,820	56,383
Income before provision for income taxes	88,893	75,102
Provision for income taxes	308	423
Net income	$88,585	$74,679
Net income per Common Unit - basic	$1.45	$1.23
Weighted average number of Common Units outstanding - basic	61,227	60,947
Net income per Common Unit - diluted	$1.44	$1.22
Weighted average number of Common Units outstanding - diluted	61,410	61,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Net (loss) income	$(29,716)	$(29,598)	$88,585	$74,679
Other comprehensive income:
Net unrealized (losses) on cash flow hedges	—	(107)	(10)	(47)
Reclassification of realized losses on cash flow hedges into earnings	—	252	215	844
Amortization of net actuarial losses and prior service credits into earnings	1,203	1,130	3,609	3,390
Other comprehensive income	1,203	1,275	3,814	4,187
Total comprehensive (loss) income	$(28,513)	$(28,323)	$92,399	$78,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 24,	June 25,
	2017	2016
Cash flows from operating activities:
Net income	$88,585	$74,679
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	95,756	97,076
Gain on sale of business	—	(9,769)
Loss on debt extinguishment	1,567	292
Other, net	7,271	7,269
Changes in assets and liabilities:
Accounts receivable	(19,143)	(2,274)
Inventories	3,492	7,721
Other current and noncurrent assets	(5,193)	(1,502)
Accounts payable	(2,826)	(7,699)
Accrued employment and benefit costs	6,189	(8,339)
Customer deposits and advances	(49,652)	(40,831)
Contribution to defined benefit pension plan	(7,542)	—
Other current and noncurrent liabilities	4,738	12,037
Net cash provided by operating activities	123,242	128,660
Cash flows from investing activities:
Capital expenditures	(22,004)	(32,261)
Acquisition of business	—	(42,945)
Proceeds from sale of business	—	21,181
Proceeds from sale of property, plant and equipment	3,829	4,663
Net cash (used in) investing activities	(18,175)	(49,362)
Cash flows from financing activities:
Proceeds from long-term borrowings	350,000	—
Repayments of long-term borrowings (includes premium and fees)	(360,931)	—
Proceeds from borrowings under revolving credit facility	273,240	100,000
Repayments of borrowings under revolving credit facility	(232,095)	(100,000)
Issuance costs associated with long-term borrowings	(7,064)	(2,678)
Partnership distributions	(162,347)	(161,572)
Net cash (used in) financing activities	(139,197)	(164,250)
Net (decrease) in cash and cash equivalents	(34,130)	(84,952)
Cash and cash equivalents at beginning of period	37,341	152,338
Cash and cash equivalents at end of period	$3,211	$67,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231
Net income		88,585		88,585
Other comprehensive income			3,814	3,814
Partnership distributions		(162,347)		(162,347)
Common Units issued under Restricted Unit Plans	289
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		5,235		5,235
Balance at June 24, 2017	61,078	$685,536	$(42,018)	$643,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,078,243 Common Units outstanding at June 24, 2017.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally thirteen weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, as is the case for fiscal 2017, the corresponding fourth quarter is fourteen weeks in duration.

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

Recently Issued Accounting Pronouncements.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This update eliminates the second of the two-step goodwill impairment test, as described in Note 5, “Goodwill and Other Intangible Assets.”  Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of ASU 2017-04 is permitted.  The Partnership does not expect the adoption of ASU 2017-04 will have a material impact on the Partnership’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption of ASU 2016-15 is permitted.  The Partnership is currently evaluating the impact of adopting the standard on the Partnership’s consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal 2018. Early adoption of ASU 2016-09 is permitted. The Partnership does not expect the adoption of ASU 2016-09 will have a material impact on the Partnership’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2018, which will be the Partnership’s first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of adopting ASU 2016-02 on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  While the Partnership is still in the process of evaluating the potential impact of ASU 2014-09, it does not expect its adoption will have a material impact on the Partnership’s consolidated financial statements.

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2017, the Partnership adopted new accounting guidance regarding the classification of deferred debt issuance costs under ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. Total deferred debt issuance costs were $19,996 and $17,391 at June 24, 2017 and September 24, 2016, respectively. Deferred debt issuance costs associated with line-of-credit arrangements remain classified as other assets on the Partnership’s consolidated balance sheet.  As of June 24, 2017 and September 24, 2016, the Partnership has reflected $15,986 and $13,670 of such costs as a reduction to long-term debt on the condensed consolidated balance sheets, respectively.  Refer to Note 7, “Long-Term Borrowings” for a tabular display of long-term borrowings.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 24, 2017 and September 24, 2016, respectively:

	As of June 24, 2017		As of September 24, 2016
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$866	Other current assets	$3,306
	Other assets	1,079	Other assets	1,546
		$1,945		$4,852

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$—	Other current liabilities	$205
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,806	Other current liabilities	$1,002
	Other liabilities	—	Other liabilities	1,353
		$2,806		$2,355

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 24, 2017		June 25, 2016
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$809	$—	$2,781	$347
Beginning balance realized during the period	(589)	—	(2,546)	(275)
Contracts purchased during the period	—	—	762	—
Change in the fair value of outstanding contracts	(115)	—	(234)	(72)
Ending balance of over-the-counter options	$105	$—	$763	$—

As of June 24, 2017 and September 24, 2016, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately seven and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and nine months ended June 24, 2017 and June 25, 2016 are as follows:

	Three Months Ended June 24, 2017			Three Months Ended June 25, 2016
Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$—	Interest expense	$—	$(107)	Interest expense	$(252)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(655)		Cost of products sold	$(56)

	Nine Months Ended June 24, 2017			Nine Months Ended June 25, 2016
Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$(10)	Interest expense	$(215)	$(47)	Interest expense	$(844)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(2,708)		Cost of products sold	$(2,005)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 24, 2017			As of September 24, 2016
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,709	$(4,764)	$1,945	$6,842	$(1,990)	$4,852
Interest rate swap	—	—	—	230	(230)	—
	$6,709	$(4,764)	$1,945	$7,072	$(2,220)	$4,852

Liability Derivatives
Commodity-related derivatives	$7,570	$(4,764)	$2,806	$4,345	$(1,990)	$2,355
Interest rate swap	—	—	—	435	(230)	205
	$7,570	$(4,764)	$2,806	$4,780	$(2,220)	$2,560

The Partnership had $2,593 and $206 posted cash collateral as of June 24, 2017 and September 24, 2016, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 7) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 7) of the Partnership are as follows:

	As of
	June 24,	September 24,
	2017	2016
7.375% senior notes due August 1, 2021	$—	$360,893
5.5% senior notes due June 1, 2024	522,811	534,188
5.75% senior notes due March 1, 2025	249,375	253,438
5.875% senior notes due March 1, 2027	350,000	—
	$1,122,186	$1,148,519

4.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	June 24,	September 24,
	2017	2016
Propane, fuel oil and refined fuels and natural gas	$40,642	$43,905
Appliances	1,170	1,447
	$41,812	$45,352

5.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 24, 2016 and June 24, 2017
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Other intangible assets consist of the following:

	As of
	June 24,	September 24,
	2017	2016
Customer relationships	$492,656	$492,656
Non-compete agreements	31,040	31,040
Tradenames	3,482	3,482
Other	1,967	1,967
	529,145	529,145

Less: accumulated amortization
Customer relationships	(265,879)	(225,634)
Non-compete agreements	(24,583)	(22,533)
Tradenames	(3,482)	(3,482)
Other	(1,236)	(1,167)
	(295,180)	(252,816)
	$233,965	$276,329

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 183,752 and 179,864 units for the nine months ended June 24, 2017 and June 25, 2016, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.  Diluted loss per unit for the three months ended June 24, 2017 and June 25, 2016 does not include unvested Restricted Units as their effect would be anti-dilutive.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 24,	September 24,
	2017	2016 (1)
7.375% senior notes, due August 1, 2021, including unamortized premium of $-0- and $16,992, respectively	$—	$363,172
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	—
Revolving Credit Facility, due March 3, 2021	141,145	100,000
Less: unamortized debt issuance costs	(15,986)	(13,670)
	$1,250,159	$1,224,502
(1)

Long-term borrowings as of September 24, 2016 reflect the retrospective impact from the adoption of new accounting guidance regarding the balance sheet classification of debt issuance costs (See Note 2).

Senior Notes

2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in conjunction with the acquisition of the retail propane assets and operations of Inergy, L.P.  The 2021 Senior Notes required semi-annual interest payments in February and August.  On December 19, 2012, the Partnership completed an offer to exchange its then-outstanding unregistered 7.375% senior notes due 2021 for an equal principal amount of 7.375% senior notes due 2021 that were registered under the Securities Act of 1933, as amended.

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

On February 14, 2017, the Partnership repurchased, satisfied and discharged all of its remaining outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes, as defined below, and borrowings under the Revolving Credit Facility, also as defined below, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $1,567 consisting of $15,078 for the redemption premium and related fees, as well as the write-off of $2,272 and ($15,783) in unamortized debt origination costs and unamortized premium, respectively.

2024 Senior Notes

On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”).  The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase,  satisfy and discharge all of the Partnership’s then-outstanding 7.5% senior notes due in 2018.

2025 Senior Notes

On February 25, 2015, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.375% senior notes due in 2020.

2027 Senior Notes

On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the 2021 Senior Notes.

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $141,145 and $100,000 was outstanding as of June 24, 2017 and September 24, 2016, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the March 3, 2016 amendment and restatement, the Partnership recognized a non-cash charge of $292 during the second quarter of fiscal 2016 to write off a portion of unamortized debt origination costs of the previous credit agreement.

The Amended Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s Consolidated Interest Coverage Ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter, (b) prohibiting the Total Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.5 to 1.0 as of the end of any fiscal quarter and (c) prohibiting the Senior Secured Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.

On May 1, 2017, the Operating Partnership secured an amendment to the Amended Credit Agreement that provides for certain modifications to the terms of the Amended Credit Agreement, including the following: (i) amendment of the definition of Applicable Rate (as defined in the Amended Credit Agreement) to add an additional pricing level of 3.00% for Eurodollar Rate Loans and Letter of Credit Fees, 2.00% for Base Rate Loans and 0.500% for Commitment Fee, which would be applicable should the Total Consolidated Leverage Ratio exceed 5.5 to 1.0 at the end of the applicable measuring period and (ii) amendment of the maximum permitted Total Consolidated Leverage Ratio from 5.5 to 1.0 at the end of any fiscal quarter to 5.95 to 1.0 for each fiscal quarter ending in June, September and December 2017, and March and June 2018, 5.75 to 1.0 for the fiscal quarter ending in September 2018, and 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of June 24, 2017, the interest rate for borrowings under the Revolving Credit Facility was approximately 3.6%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

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

As of June 24, 2017, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $43,256 which expire periodically through April 3, 2018.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 24, 2017.

The aggregate amounts of long-term debt maturities subsequent to June 24, 2017 are as follows: fiscal 2017: $-0-; fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $141,145; and thereafter: $1,125,000.

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

On July 20, 2017, the Partnership announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2017, payable on August 8, 2017 to holders of record on August 1, 2017.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of June 24, 2017.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units awarded under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 24, 2017, the Partnership awarded 323,715 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,799.  The following is a summary of activity for the Restricted Unit Plan for the nine months ended June 24, 2017:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2016	654,120	$26.74
Awarded	323,715	21.00
Forfeited	(1,758)	(30.65)
Vested (with Common Units issued)	(323,752)	(30.11)
Outstanding June 24, 2017	652,325	$22.21

As of June 24, 2017, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $4,325.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1 year.  Compensation expense recognized under the Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 24, 2017 was $1,372 and $6,209, respectively, and $1,671 and $7,062 for the three and nine months ended June 25, 2016, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $205 and $640 for the three and nine months ended June 24, 2017, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 24, 2017 reflected income of $550 and $2,026, respectively, and income of $671 and $1,401 for the three and nine months ended June 25, 2016, respectively. As of June 24, 2017 and September 24, 2016, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $-0- and $2,026, respectively, related to estimated future payments under the LTIP.

10.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 24, 2017 and September 24, 2016, the Partnership had accrued insurance liabilities of $66,190 and $59,676, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,827 and $15,524 as of June 24, 2017 and September 24, 2016, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2024.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,675 as of June 24, 2017.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 24, 2017 and September 24, 2016.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Interest cost	$1,041	$1,260	$3,123	$3,781
Expected return on plan assets	(537)	(854)	(1,611)	(2,563)
Amortization of net loss (gain)	1,301	1,304	3,901	3,913
Net periodic benefit cost	$1,805	$1,710	$5,413	$5,131

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Interest cost	$96	$130	$288	$400
Amortization of prior service credits	—	(100)	—	(300)
Amortization of net loss (gain)	(98)	(74)	(292)	(223)
Net periodic benefit cost	$(2)	$(44)	$(4)	$(123)

The Partnership expects to contribute approximately $9,527 to the defined benefit pension plan during fiscal 2017, of which $7,542 was contributed during the nine months ended June 24, 2017. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2017 is $922, of which $899 was contributed during the nine months ended June 24, 2017.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of June 24, 2017 and September 24, 2016, the Partnership’s estimated obligation to these MEPPs was $22,960 and $24,205, respectively, as a result of its voluntary withdrawal from certain MEPPs.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended June 24, 2017 and June 25, 2016:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Cash Flow Hedges
Balance, beginning of period	$—	$(659)	$(205)	$(1,311)
Other comprehensive income before reclassifications:
Unrealized (losses) gains	—	(107)	(10)	(47)
Reclassifications to earnings:
Realized losses (a)	—	252	215	844
Other comprehensive income	—	145	205	797
Balance, end of period	$—	$(514)	$—	$(514)

Pension Benefits
Balance, beginning of period	$(48,791)	$(50,227)	$(51,391)	$(52,836)
Reclassifications to earnings:
Amortization of net loss (b)	1,301	1,304	3,901	3,913
Other comprehensive income	1,301	1,304	3,901	3,913
Balance, end of period	$(47,490)	$(48,923)	$(47,490)	$(48,923)

Postretirement Benefits
Balance, beginning of period	$5,570	$4,915	$5,764	$5,264
Reclassifications to earnings:
Amortization of prior service credits (b)	—	(100)	—	(300)
Amortization of net gain (b)	(98)	(74)	(292)	(223)
Other comprehensive loss	(98)	(174)	(292)	(523)
Balance, end of period	$5,472	$4,741	$5,472	$4,741

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(43,221)	$(45,971)	$(45,832)	$(48,883)
Other comprehensive income before reclassifications	—	(107)	(10)	(47)
Reclassifications to earnings	1,203	1,382	3,824	4,234
Other comprehensive income	1,203	1,275	3,814	4,187
Balance, end of period	$(42,018)	$(44,696)	$(42,018)	$(44,696)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plans and Other Postretirement Benefits.”

14.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Revenues:
Propane	$188,406	$172,322	$843,519	$752,013
Fuel oil and refined fuels	12,886	12,459	69,612	61,961
Natural gas and electricity	11,923	10,596	44,229	38,232
All other	9,680	9,722	33,420	32,890
Total revenues	$222,895	$205,099	$990,780	$885,096

Operating (loss) income:
Propane	$11,323	$14,182	$201,332	$199,042
Fuel oil and refined fuels	199	(854)	9,875	7,585
Natural gas and electricity	2,806	1,969	11,461	8,665
All other	(5,747)	(6,014)	(16,139)	(18,882)
Corporate	(19,643)	(20,063)	(61,249)	(64,633)
Total operating (loss) income	(11,062)	(10,780)	145,280	131,777

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	1,567	292
Interest expense, net	18,502	18,638	54,820	56,383
Provision for income taxes	152	180	308	423
Net (loss) income	$(29,716)	$(29,598)	$88,585	$74,679

Depreciation and amortization:
Propane	$27,787	$27,324	$83,243	$81,949
Fuel oil and refined fuels	625	673	1,923	2,055
Natural gas and electricity	—	—	—	3
All other	76	73	222	234
Corporate	3,337	4,218	10,368	12,835
Total depreciation and amortization	$31,825	$32,288	$95,756	$97,076

	As of
	June 24,	September 24,
	2017	2016
Assets:
Propane	$2,081,268	$2,141,108
Fuel oil and refined fuels	51,591	53,266
Natural gas and electricity	12,592	13,415
All other	1,907	2,185
Corporate	43,942	72,325
Total assets	$2,191,300	$2,282,299

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 24, 2017. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter of our fiscal year.  Net loss for the third quarter of fiscal 2017 was $29.7 million, or $0.48 per Common Unit, compared to a net loss of $29.6 million, or $0.49 per Common Unit, in the prior year third quarter.

Net loss and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2016 included a $9.8 million gain from the sale of certain assets and operations in a non-strategic market of the propane segment, partially offset by a $6.6 million charge related to our voluntary full withdrawal from a multi-employer pension plan covering certain employees acquired in connection with our 2012 acquisition of the retail propane assets and operations of Inergy, L.P.  Excluding the effects of the foregoing items in the prior year and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) increased to $21.4 million for the third quarter of fiscal 2017 from $18.4 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2017 of 77.7 million gallons decreased 2.5 million gallons, or 3.1%, compared to the prior year third quarter. Sales of fuel oil and other refined fuels decreased approximately 0.5 million gallons compared to the prior year. Although weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, volumes in the third quarter of fiscal 2017 were adversely impacted by warmer than normal temperatures, particularly during the month of April where average temperatures across all of our service territories (as measured by heating degree days) were 23% warmer than normal and 12% warmer than April 2016, according to the National Oceanic and Atmospheric Administration.  From an overall weather perspective, average temperatures across all of our service territories for the third quarter of fiscal 2017 were 18% warmer than normal and 9% warmer than the prior year third quarter.

Revenues in the third quarter of fiscal 2017 of $222.9 million increased $17.8 million, or 8.7%, compared to the prior year third quarter, primarily due to higher retail selling prices associated with higher wholesale product costs, offset to an extent by lower volumes sold. Average propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 27.9% and 8.6% higher than the prior year third quarter, respectively. Cost of products sold for the third quarter of fiscal 2017 of $92.1 million increased $16.6 million, or 22.0%, compared to the prior year third quarter, primarily due to higher wholesale product costs. Cost of products sold included a $0.7 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.1 million unrealized (non-cash) loss in the prior year third quarter. These unrealized losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $110.0 million for the third quarter of fiscal 2017 were $7.8 million, or 6.6%, lower than the prior year third quarter, primarily due to lower payroll and benefit-related expenses attributable to a reduced headcount, and the charge recorded in the prior year third quarter for the multi-employer pension plan withdrawal discussed above.

Depreciation and amortization expense of $31.8 million decreased $0.5 million, or 1.4%, compared to the prior year third quarter. Net interest expense of $18.5 million decreased $0.1 million compared to the prior year third quarter. During the third quarter of fiscal 2017, we funded a portion of our cash needs with $11.3 million of incremental borrowings under our Revolving Credit Facility.

As previously reported, we took proactive steps during the third quarter of fiscal 2017 to further strengthen our liquidity position in light of recent prolonged warm weather trends, by securing, on May 1, 2017, an amendment to the Amended Credit Agreement that provides for certain modifications to the terms of our Operating Partnership’s Revolving Credit Facility. The amendment provides added cushion under the consolidated leverage test, which we believe is a prudent measure that will add financial flexibility to support our cash needs and to continue to invest in our long-term strategic growth initiatives. Under this amendment, the maximum consolidated leverage ratio was increased from 5.50 to 5.95 starting with the recently concluded quarter and continuing through each of the subsequent fiscal quarters through June 2018, stepping down to 5.75 for the quarter ending September 2018 and then returning to the pre-amendment level of 5.50 for the fiscal quarter ending December 2018 and for each quarter thereafter.  For the recently concluded quarter, the actual consolidated leverage ratio was 5.19, which was below both the 5.95 maximum in effect and the 5.50 maximum in effect prior to this amendment.  See Item 1, Note 7 of this Quarterly Report.

As previously announced on July 20, 2017, the Partnership’s Board of Supervisors has declared a quarterly distribution of $0.8875 per Common Unit for the three months ended June 24, 2017.  The distribution is payable on August 8, 2017 to Common Unitholders of record as of August 1, 2017.

As we reported at the end of the second quarter of fiscal 2017, our goals as we plan for fiscal 2018 include restoring our balance sheet strength to provide a better path toward long-term profitable growth. We also indicated that we would be undertaking a thorough assessment of customer demand trends and expectations under varying weather scenarios, following record warm winters in the past two seasons. As a result, pending finalization of our business plans for fiscal 2018, at its meeting on August 1, 2017 our Board of Supervisors discussed reducing the distribution level by up to 33% beginning with the quarterly distribution to be paid in November 2017 in respect of the fourth quarter of fiscal 2017.   A final decision on the amount of the reduction in the distribution level will not be made until the Board meets again in October to declare the fourth quarter distribution.

This has been, and continues to be, a deliberate and thorough process to evaluate the business under many different circumstances, all with the goal of best positioning the business for long-term profitable growth, starting with a return to strong financial metrics.  A reduction in the annualized distribution would enhance our distribution coverage ratio, provide excess liquidity to reduce leverage and, more importantly, provide enhanced financial flexibility to support our growth initiatives.

Our anticipated cash requirements for the remainder of fiscal 2017 include: (i) maintenance and growth capital expenditures of approximately $8.0 million; (ii) interest and income tax payments of approximately $21.9 million; and (iii) cash distributions of approximately $54.3 million to our Common Unitholders based on the current quarterly distribution rate of $0.8875 per Common Unit.  Based on our current cash position as of June 24, 2017, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our obligations, including for the remainder of fiscal 2017.

Three Months Ended June 24, 2017 Compared to Three Months Ended June 25, 2016

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 24,	June 25,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenues
Propane	$188,406	$172,322	$16,084	9.3%
Fuel oil and refined fuels	12,886	12,459	427	3.4%
Natural gas and electricity	11,923	10,596	1,327	12.5%
All other	9,680	9,722	(42)	(0.4)%
Total revenues	$222,895	$205,099	$17,796	8.7%
Retail gallons sold
Propane	77,712	80,184	(2,472)	(3.1)%
Fuel oil and refined fuels	5,243	5,771	(528)	(9.1)%

Total revenues of $222.9 million increased $17.8 million, or 8.7%, compared to the prior year third quarter primarily due to higher average selling prices, partially offset by lower volumes sold.  As discussed above, average temperatures across all of our service territories during the third quarter of fiscal 2017 were 18% warmer than normal and 9% warmer than the prior year third quarter.  Each of our service territories had average temperatures that were warmer than normal with only our west coast service territory having temperatures that were cooler than the prior year.

Revenues from the distribution of propane and related activities of $188.4 million increased $16.1 million, or 9.3%, compared to the prior year primarily due to higher average retail selling prices, offset to an extent by lower volumes sold.  Average propane selling prices increased 11.4% attributable to higher wholesale product costs, resulting in a $17.4 million increase in revenues.  As a result of the adverse impact of the aforementioned warmer temperatures on customer demand, retail propane gallons sold decreased 2.5 million gallons, or 3.1%, resulting in a $4.9 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $17.9 million, which increased $3.6 million.

Revenues from the distribution of fuel oil and refined fuels of $12.9 million increased $0.4 million, or 3.4%, compared to the prior year primarily due to higher average selling prices, offset to an extent by lower volumes sold.  During the third quarter of fiscal 2017, average fuel oil and refined fuels selling prices increased 13.6% attributable to higher wholesale product costs, resulting in a $1.5 million increase in revenues.  Fuel oil and refined fuels gallons sold decreased 0.5 million gallons, or 9.1%, resulting in a $1.1 million decrease in revenues.

Revenues in our natural gas and electricity segment of $11.9 million increased $1.3 million, or 12.5%, compared to the prior year, primarily due to higher average natural gas selling prices, attributable to higher wholesale costs.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	June 24,	June 25,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of products sold
Propane	$73,893	$58,114	$15,779	27.2%
Fuel oil and refined fuels	8,545	8,460	85	1.0%
Natural gas and electricity	7,069	6,197	872	14.1%
All other	2,587	2,726	(139)	(5.1)%
Total cost of products sold	$92,094	$75,497	$16,597	22.0%
As a percent of total revenues	41.3%	36.8%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 27.9% and 8.6% higher than the prior year third quarter, respectively.  The net change in the fair value of derivative instruments resulted in unrealized (non-cash) losses of $0.7 million and $0.1 million in the third quarter of 2017 and 2016, respectively, resulting in an increase of $0.6 million in cost of products sold compared to the prior year, of which a $0.9 million increase was reported in the propane segment, and a $0.3 million decrease was reported in the fuel oil and refined fuels segment.

Cost of products sold associated with the distribution of propane and related activities of $73.9 million increased $15.8 million, or 27.2%, compared to the prior year, primarily due to higher average wholesale costs, partially offset by lower volumes sold.  Higher average wholesale propane costs contributed to increases in cost of products sold in the propane segment of $14.9 million, while lower volumes sold resulted in a decrease of $1.6 million compared to the prior year.  Cost of products sold from other propane activities increased $1.6 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $8.5 million increased $0.1 million, or 1.0%, compared to the prior year.  Higher average fuel oil and refined fuels wholesale costs resulted in an increase in cost of products sold of $1.1 million and lower volumes sold resulted in a decrease of $0.7 million.

Cost of products sold in our natural gas and electricity segment of $7.1 million increased $0.9 million, or 14.1%, compared to the prior year, primarily due to higher wholesale costs.

Total cost of products sold as a percent of total revenues increased 4.5 percentage points to 41.3% from 36.8% primarily due to the year-over-year increase in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
Operating expenses	$97,070	$103,316	$(6,246)	(6.0)%
As a percent of total revenues	43.5%	50.4%

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

Operating expenses of $97.1 million for the third quarter of fiscal 2017 decreased $6.2 million, or 6.0%, compared to $103.3 million in the prior year third quarter.  In the prior year third quarter, we accrued $6.6 million for our voluntary full withdrawal from a multi-employer pension plan, which was excluded from our calculation of Adjusted EBITDA below.  Other factors impacting operating expenses included lower payroll and benefit-related expenses attributable to reduced headcount and continued savings from operating efficiencies identified and implemented in fiscal 2017, which were offset by higher fuel costs to operate our fleet, higher bad debt expense stemming from the impact of higher commodity prices on accounts receivable and higher variable compensation expense associated with higher operating earnings.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
General and administrative expenses	$12,968	$14,547	$(1,579)	(10.9)%
As a percent of total revenues	5.8%	7.1%

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

General and administrative expenses of $13.0 million for the third quarter of fiscal 2017 decreased $1.6 million, or 10.9%, compared to the prior year third quarter primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, offset to an extent by higher variable compensation expense associated with higher earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
Depreciation and amortization	$31,825	$32,288	$(463)	(1.4)%
As a percent of total revenues	14.3%	15.7%

Depreciation and amortization expense of $31.8 million in the third quarter of fiscal 2017 decreased $0.5 million, or 1.4%, compared to the prior year primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
Interest expense, net	$18,502	$18,638	$(136)	(0.7)%
As a percent of total revenues	8.3%	9.1%

Net interest expense of $18.5 million in the third quarter of fiscal 2017 was slightly lower than the prior year, driven primarily by savings from the refinancing of our 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) with the issuance of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”) in the second quarter of fiscal 2017, offset to an extent by additional interest on incremental borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,
	2017	2016
Net loss	$(29,716)	$(29,598)
Add:
Provision for income taxes	152	180
Interest expense, net	18,502	18,638
Depreciation and amortization	31,825	32,288
EBITDA	20,763	21,508
Unrealized (non-cash) losses on changes in fair value of derivatives	655	56
Gain on sale of business	—	(9,769)
Multi-employer pension plan withdrawal charge	—	6,600
Adjusted EBITDA	$21,418	$18,395

Nine Months Ended June 24, 2017 Compared to Nine Months Ended June 25, 2016

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 24,	June 25,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenues
Propane	$843,519	$752,013	$91,506	12.2%
Fuel oil and refined fuels	69,612	61,961	7,651	12.3%
Natural gas and electricity	44,229	38,232	5,997	15.7%
All other	33,420	32,890	530	1.6%
Total revenues	$990,780	$885,096	$105,684	11.9%
Retail gallons sold
Propane	350,188	351,545	(1,357)	(0.4)%
Fuel oil and refined fuels	27,251	27,632	(381)	(1.4)%

Total revenues increased $105.7 million, or 11.9%, to $990.8 million for the first nine months of fiscal 2017 compared to $885.1 million for the prior year period, primarily due to higher average selling prices as volumes sold were roughly flat to the prior year.   Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2017 were 15% warmer than normal and 2% cooler than the comparable prior year period.  During the heating season (October through March), we experienced unseasonably warm weather throughout much of the period in nearly all of our service territories, with cooler weather arriving during brief bursts in the final three weeks of each of the first and second quarters.  In fact, the first two months of each of the first and second quarters of fiscal 2017 were reported as record warm.

Revenues from the distribution of propane and related activities of $843.5 million increased $91.5 million, or 12.2%, primarily due to higher average retail selling prices. Average propane selling prices increased 10.7% associated with higher wholesale propane costs, resulting in a $75.0 million increase in revenues.  Retail propane gallons sold decreased 1.4 million gallons, or 0.4%, resulting in a $2.7 million decrease in revenues.  Included within the propane segment are revenues from other propane activities of $65.6 million, which increased $19.2 million.

Revenues from the distribution of fuel oil and refined fuels of $69.6 million increased $7.6 million, or 12.3%, primarily due to higher average selling prices. Average selling prices for fuel oil and refined fuels increased 13.8%, resulting in an $8.4 million increase in revenues.  Fuel oil and refined fuels gallons sold decreased 0.4 million gallons, or 1.4%, resulting in a $0.8 million decrease in revenues.

Revenues in our natural gas and electricity segment of $44.2 million increased $6.0 million, or 15.7%, primarily due to higher average selling prices and higher customer usage as a result of cooler temperatures in the northeast and an expanded customer base.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 24,	June 25,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of products sold
Propane	$322,251	$234,287	$87,964	37.5%
Fuel oil and refined fuels	44,935	38,065	6,870	18.0%
Natural gas and electricity	25,876	22,486	3,390	15.1%
All other	9,665	10,174	(509)	(5.0)%
Total cost of products sold	$402,726	$305,012	$97,714	32.0%
As a percent of total revenues	40.6%	34.5%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 48.3% and 22.0% higher than the first nine months of the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $2.7 million and $2.0 million in the first nine months of fiscal 2017 and 2016, respectively, resulting in an increase of $0.7 million in cost of products sold compared to the prior year, of which a $1.3 million increase was reported in the propane segment and a decrease of $0.6 million was reported in the fuel oil and refined fuels segments.

Cost of products sold associated with the distribution of propane and related activities of $322.3 million increased $88.0 million, or 37.5%. Higher average wholesale costs resulted in an increase of $69.9 million compared to the prior year, while the decrease in volumes sold reduced costs by $0.9 million.  Cost of products sold from other propane activities increased $17.7 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $44.9 million increased $6.9 million, or 18.0%.  Higher average wholesale costs resulted in an increase of $6.3 million and lower volumes sold resulted in a decrease of $0.5 million over the prior year period.  Cost of products sold from other fuel oil and refined fuels activities increased $1.7 million compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $25.9 million increased $3.4 million, or 15.1%, primarily due to higher average wholesale costs and higher customer usage.

Total cost of products sold as a percent of total revenues increased 6.1 percentage points to 40.6% from 34.5% primarily due to the year-over-year rise in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
Operating expenses	$306,839	$315,747	$(8,908)	(2.8)%
As a percent of total revenues	31.0%	35.7%

Operating expenses of $306.8 million for the first nine months of fiscal 2017 decreased $8.9 million, or 2.8%, compared to the prior year period. Operating expenses for the first nine months of fiscal 2016 included a $6.6 million charge resulting from our voluntary full withdrawal from a multi-employer pension plan and a $3.0 million charge related to the settlement of a product liability legal matter, both of which were excluded from our calculation of Adjusted EBITDA below.  Other factors impacting operating expenses included lower payroll and benefit-related expenses attributable to reduced headcount reflecting the actions taken during the prior fiscal year to streamline operations, and continued savings from operating efficiencies identified and implemented during the current fiscal year, which was offset by an increase in provisions for potential uncollectible accounts as a result of the impact of higher commodity prices on accounts receivable, higher variable compensation expense and higher fuel costs to operate our fleet.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
General and administrative expenses	$40,179	$45,253	$(5,074)	(11.2%)
As a percent of total revenues	4.1%	5.1%

General and administrative expenses of $40.2 million for the first nine months of fiscal 2017 decreased $5.1 million, or 11.2%, compared to the prior year period, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount and lower professional services fees, offset to an extent by higher variable compensation expense associated with higher earnings.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
Depreciation and amortization	$95,756	$97,076	$(1,320)	(1.4)%
As a percent of total revenues	9.7%	11.0%

Depreciation and amortization expense of $95.8 million for the first nine months of fiscal 2017 decreased $1.3 million, or 1.4%, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2017	2016	Decrease	Decrease
Interest expense, net	$54,820	$56,383	$(1,563)	(2.8)%
As a percent of total revenues	5.5%	6.4%

Net interest expense of $54.8 million decreased $1.6 million, or 2.8%, compared to the prior year period, driven primarily by savings from the refinancing of the 2021 Senior Notes with the issuance of the 2027 Senior Notes in the second quarter of fiscal 2017, offset to an extent by additional interest on incremental borrowings from our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On February 14, 2017, we repurchased, satisfied and discharged all of our previously outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes and borrowings under the Revolving Credit Facility, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2017, we recognized a loss on the extinguishment of debt of $1.6 million, consisting of $15.1 million for the redemption premium and related fees, as well as the write-off of $2.3 million and ($15.8) million in unamortized debt origination costs and unamortized premium, respectively.

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

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,
	2017	2016
Net income	$88,585	$74,679
Add:
Provision for income taxes	308	423
Interest expense, net	54,820	56,383
Depreciation and amortization	95,756	97,076
EBITDA	239,469	228,561
Unrealized (non-cash) losses on changes in fair value of derivatives	2,708	2,005
Loss on debt extinguishment	1,567	292
Gain on sale of business	—	(9,769)
Multi-employer pension plan withdrawal charge	—	6,600
Product liability settlement	—	3,000
Adjusted EBITDA	$243,744	$230,689

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2017 and fiscal 2016 was $123.2 million and $128.7 million, respectively.  The year-over-year decrease in net cash provided by operating activities was primarily attributable to an increase in working capital stemming from the impact of higher wholesale product costs on accounts receivable and inventory, partially offset by higher earnings (discussed above).

Investing Activities.  Net cash used in investing activities of $18.2 million for the first nine months of fiscal 2017 consisted of capital expenditures of $22.0 million (including approximately $13.6 million to support the growth of operations and $8.4 million for maintenance expenditures), partially offset by $3.8 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $49.4 million for the first nine months of fiscal 2016 consisted of $42.9 million for the acquisition of the assets of Propane USA Distribution, LLC and capital expenditures of $32.3 million (including approximately $18.6 million to support the growth of operations and $13.7 million for maintenance expenditures), partially offset by $21.2 million in proceeds from the sale of assets and operations in a non-strategic market and $4.7 million in net proceeds from the sale of other property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2017 of $139.2 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and the first and second quarters of fiscal 2017.  In addition, cash used in financing activities included proceeds of $350.0 million from the issuance of the 2027 Senior Notes in February 2017 which were used, along with borrowings under the Revolving Credit Facility, to repurchase, satisfy and discharge all of the previously outstanding 2021 Senior Notes, as well as to pay tender premiums and other related fees of $14.7 million and debt issuance costs of $6.1 million, pursuant to a tender offer and redemption.  Total net borrowings under the Revolving Credit Facility were $41.1 million for the first nine months of fiscal 2017, which were used to fund a portion of our cash needs.  During the third quarter of fiscal 2017, we paid $1.0 million for costs incurred to amend the Revolving Credit Facility.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 24, 2017, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $141.1 million outstanding under our Revolving Credit Facility.  See Item 1, Note 7 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to June 24, 2017 are as follows: fiscal 2017: $-0- million; fiscal 2018: $-0- million; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $141.1 million; and thereafter: $1,125.0 million.

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

On July 20, 2017, we announced a quarterly distribution of $0.8875 per Common Unit, or $3.55 on an annualized basis, in respect of the third quarter of fiscal 2017, payable on August 8, 2017 to holders of record on August 1, 2017.

At its meeting on August 1, 2017, the Partnership’s Board of Supervisors discussed reducing the distribution level by up to 33% beginning with the quarterly distribution to be paid in November 2017 in respect of the fourth quarter of fiscal 2017.  A final decision on the amount of the reduction in the distribution level will not be made until the Board of Supervisors meets again in October 2017 to declare the distribution in respect of the fourth quarter.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective March 31, 1998.  At June 24, 2017, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $43.3 million and $15.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 24, 2017, we had accrued insurance liabilities of $66.2 million, and an insurance recovery asset of $18.8 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 24, 2017, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of June 24, 2017.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of June 24, 2017 indicates an increase in potential future net losses of $2.3 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2016. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 24, 2017.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 24, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 24, 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended June 24, 2017 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number of	Average	Purchased as Part of	of Shares that May
	Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
March 26, 2017 through April 22, 2017	8,358	$27.15	N/A	N/A
April 23, 2017 through May 20, 2017	411	$26.82	N/A	N/A
May 21, 2017 through June 24, 2017	—	$—	N/A	N/A
Total	8,769	$27.13	N/A	N/A
(1)

This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.  Such restricted units were issued to participants pursuant to the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan that was adopted by the Partnership on July 22, 2009.

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

10.1

First Amendment to the Second Amended and Restated Credit Agreement among Suburban Propane, L.P., Suburban Propane Partners, L.P. and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated May 1, 2017. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 4, 2017).

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

SUBURBAN PROPANE PARTNERS, L.P.

August 3, 2017	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 3, 2017	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller