Form 10-K
period 2017-09-30
SUBURBAN PROPANE PARTNERS LP
filed 2017-11-22
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value as of March 25, 2017 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($26.59 per unit), was approximately $1,623,532,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 121

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.  Reference is also made to the risk factors discussed in Item 1A of this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.  For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see “Risk Factors” in this Annual Report.

PART I

ITEM 1.	BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2017, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2016.  As of September 30, 2017, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through 668 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 420.8 million gallons of propane and 30.9 million gallons of fuel oil and refined fuels to retail customers during the year ended September 30, 2017. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 30, 2017, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth. The following are key elements of our strategy:

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 653 locations in 41 states as of September 30, 2017.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 30, 2017, we serviced approximately 895,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Most of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale.  Approximately 90% of the propane gallons sold by us in fiscal 2017 were to retail customers: 44% to residential customers, 28% to commercial customers, 9% to industrial customers, 4% to agricultural customers and 15% to other retail users.  The balance of approximately 10% of the propane gallons sold by us in fiscal 2017 was for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2017.

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

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2018.  During fiscal 2017, Crestwood Equity Partners L.P. (“Crestwood”), Targa Liquids Marketing and Trade LLC (“Targa”), Phillips 66 Company (“Phillips”), Enterprise Products Partners L.P. (“Enterprise”) and Plains Marketing Company (“Plains”) provided approximately 19%, 14%, 11%, 11%, and 10% of our total propane purchases, respectively.  No other single supplier accounted for 10% or more of our propane purchases in fiscal 2017.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood, Targa, Phillips, Enterprise, or Plains were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Approximately 90% of our total propane purchases were from domestic suppliers in fiscal 2017.

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

We own and operate a large propane storage facility in Elk Grove, California.  We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 30, 2017, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2015 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2016, and LP/Gas Magazine dated February 2016, the ten largest retailers, including us, account for approximately 40% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 46,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2017 amounted to 30.9 million gallons. Approximately 68% of the fuel oil and refined fuels gallons sold by us in fiscal 2017 were to residential customers, principally for home heating, 7% were to commercial customers, and 6% to other users.  Sales of diesel and gasoline accounted for the remaining 19% of total volumes sold in this segment during fiscal 2017.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 44% of our fuel oil customers receive their fuel oil under an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2017.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 30 suppliers at approximately 50 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2018.

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

Natural Gas and Electricity

We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service:  generation, transmission and distribution.  However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers.  In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points.  The local utility companies continue to distribute electricity and natural gas on their distribution systems.  The business strategy of this segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.  At the end of fiscal 2017, AES received the necessary licensing in order to begin marketing in Maryland.

We serve approximately 73,000 natural gas and electricity customers in New York and Pennsylvania.  During fiscal 2017, we sold approximately 2.9 million dekatherms of natural gas and 435.2 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 87% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

All Other

We sell, install and service various types of whole-house heating products, air cleaners, humidifiers and space heaters to the customers of our propane, fuel oil, natural gas and electricity businesses.  Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies.  Competition in this business is primarily with small, local heating and ventilation providers and contractors, as well as, to a lesser extent, other regional service providers.  The focus of our ongoing service offerings are in support of the service needs of our existing customer base within our propane, refined fuels and natural gas and electricity business segments.  Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities.

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

We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with aboveground and underground fuel storage tanks.  We will also incur other expenses associated with environmental compliance.  We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.  As of September 30, 2017, we had accrued environmental liabilities of $0.7 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety.  Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting.  We believe that our operations are in compliance, in all material respects, with applicable worker health and safety standards.  We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”).  The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) regulation to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure.  We have a number of facilities registered with the DHS.  As a result of the CFATS Act of 2014, the DHS updated the tiering methodology for chemical facilities.  In the fall of 2016, DHS required covered facilities to submit revised Top-Screens, as defined by DHS, using the enhanced risk assessment methodology.  We have submitted all requested revised Top-Screens to date. Currently, less than 3% of our facilities are designated as “tiered” facilities. We may incur additional costs for enhanced physical security measures for those facilities that become regulated as a higher risk facility under the enhanced risk assessment methodology.  We currently cannot determine the extent of additional costs, if any, that may be required as the risk tiering of our various facilities is still being evaluated.

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

Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, the adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

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

In New York, the Public Service Commission has commenced regulatory proceedings to explore how energy service companies, including AES, currently conduct their business in that state, which may result in the Commission eventually imposing limitations on the classes of customers that can be served, and the service offerings that can be offered, by those companies.  Certain rulings by the Commission in these proceedings have been challenged in court by industry associations, resulting in suspensions of some of those rulings.  At this time we are unable to predict the ultimate outcome of these regulatory proceedings, or the impact of such eventual outcome on AES’ business in New York.

Employees

As of September 30, 2017, we had 3,221 full time employees, of whom 609 were engaged in general and administrative activities (including fleet maintenance), 33 were engaged in transportation and product supply activities and 2,579 were customer service center employees, as well as 129 part time employees.  As of September 30, 2017, 73 of our employees were represented by 9 different local chapters of labor unions.  We believe that our relations with both our union and non‑union employees are satisfactory.  In addition, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 15%, 17% and 2% warmer than normal for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

The retail propane and fuel oil industries are mature and highly competitive.  We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years.  Year-to-year industry volumes of propane and fuel oil are expected to be primarily affected by weather patterns and from competition intensifying during warmer than normal winters, as well as from the impact of a sustained higher commodity price environment on customer conservation and the impact of perceived uncertainty about the economy on customer buying habits.

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

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers. In addition, perceived uncertainty about the economy may lead to additional conservation by retail customers seeking to further reduce their heating costs, particularly during periods of sustained higher commodity prices. Future technological advances in heating, conservation and energy generation and continued economic weakness may adversely affect our volumes sold, which, in turn, may adversely affect our financial condition and results of operations.

Current conditions in the global capital and credit markets, and general economic pressures, may adversely affect our financial position and results of operations.

Our business and operating results are materially affected by worldwide economic conditions. Current conditions in the global capital and credit markets and general economic pressures have led to wavering consumer and business confidence and increased market volatility, which have affected business activity generally. This situation, especially when coupled with increasing energy prices, may cause our customers to experience cash flow shortages which in turn may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, disruptions in the U.S. residential mortgage market (as a result of changes in tax laws or otherwise) and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

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

Transactional, margin, capital, recordkeeping, reporting, clearing and other requirements imposed on parties to derivatives transactions as a result of legislation and related rulemaking may increase our operational and transactional cost of entering into and maintaining derivatives contracts and may adversely affect the number and/or creditworthiness of derivatives counterparties available to us. If we were to reduce our use of derivatives as a result of regulatory burdens or otherwise, our results of operations could become more volatile and our cash flow could be less predictable.

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

If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected.  Our financial results also could be adversely affected if an employee or third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems, including through ransomware or phishing.  In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect or recoup, including damage to our reputation.  To the extent customer data is hacked or misappropriated, we could be subject to liability to affected persons.

Risks Inherent in the Ownership of Our Common Units

Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.

Cash distributions on our Common Units are not guaranteed, and depend primarily on our cash flow and our cash on hand. Because they are not directly dependent on profitability, which is affected by non-cash items, our cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

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

As of September 30, 2017, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $162.6 million outstanding under our $500 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes and the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 5.95 to 1.0 for each fiscal quarter ending in June, September and December 2017, and March and June 2018, 5.75 to 1.0 for the fiscal quarter ending in September 2018, and 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.  Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 30, 2017.

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

Our Partnership Agreement generally allows us to issue additional limited partner interests and other equity securities without the approval of our Unitholders. Therefore, when we issue additional Common Units or securities ranking above or on a parity with the Common Units, each Unitholder’s proportionate partnership interest will decrease, and the amount of cash distributed on each Common Unit and the market price of Common Units could decrease. The issuance of additional Common Units will also diminish the relative voting strength of each previously outstanding Common Unit. In addition, the issuance of additional Common Units, or other equity securities, will, over time, result in the allocation of additional taxable income, representing built-in gains at the time of the new issuance, to those Unitholders that existed prior to the new issuance.

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

Congress has publicly stated that one of its top legislative priorities is significant reform of the Internal Revenue Code.   Proposed legislation has included substantial revisions to the Internal Revenue Code, such as:  (i) a special tax rate applicable for certain qualified business income derived by partnerships and other pass-through entities; (ii) immediate expensing of certain capital expenses and (iii) significant limitations on deductibility of interest.  We are unable to predict whether any form of tax reform bill will become law and, if so, what provisions may be included in a final tax reform bill, the timing of any final tax reform bill and whether any other proposals or changes to current U.S. tax laws will ultimately be enacted.   The impact of any potential tax reform on us and the value of an investment in our Common Units is uncertain.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. Treasury Regulations provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferors and transferees of our Common Units.  However, if the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

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

Under current law, we will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all Unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our treatment as a partnership for U.S. federal income tax purposes, but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

As of September 30, 2017, we owned approximately 75% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2017, we had a fleet of 7 transport truck tractors, of which we owned 3, and 23 railroad tank cars, of which we owned none.  In addition, as of September 30, 2017 we had 1,128 bobtail and rack trucks, of which we owned 49%, 108 fuel oil tankwagons, of which we owned 71%, and 1,282 other delivery and service vehicles, of which we owned 55%.  We lease the vehicles we do not own.  As of September 30, 2017, we also owned approximately 825,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 56,000 customer propane storage tanks with typical capacities of over 500 gallons and 277,000 portable propane cylinders with typical capacities of five to ten gallons.

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
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 20, 2017, there were 622 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).  The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

	Common Unit Price Range		Cash Distribution Declared per
	High	Low	Common Unit
Fiscal 2017
First Quarter	$34.44	$27.00	$0.8875
Second Quarter	32.17	24.00	0.8875
Third Quarter	27.44	22.71	0.8875
Fourth Quarter	26.77	23.20	0.6000

Fiscal 2016
First Quarter	$36.69	$22.69	$0.8875
Second Quarter	30.94	20.93	0.8875
Third Quarter	37.10	27.77	0.8875
Fourth Quarter	35.95	31.50	0.8875

•

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

•

We are a publicly traded limited partnership and, other than certain corporate subsidiaries that are taxed as corporations, we are not subject to corporate level federal income tax.  Instead, Unitholders are required to report their allocable share of our earnings or loss, regardless of whether we make distributions.

(b)	Not applicable.

(c)	None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data as derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report.  All amounts in the tables below, except per unit data, are in thousands.

	Year Ended
	September 30, 2017 (a)	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013
Statement of Operations Data
Revenues	$1,187,886	$1,046,111	$1,416,979	$1,938,257	$1,703,606
Costs and expenses	1,072,602	965,474	1,239,221	1,748,131	1,526,630
Gain on sale of business (b)	—	9,769	—	—	—
Operating income	115,284	90,406	177,758	190,126	176,976
Interest expense, net	75,263	75,086	77,634	83,261	95,427
Pension settlement charge (c)	6,100	2,000	2,000	—	—
Loss on debt extinguishment (d)	1,567	292	15,072	11,589	2,144
Provision for income taxes	459	588	700	767	607
Net income	37,995	14,440	84,352	94,509	78,798
Net income per Common Unit - basic (e)	0.62	0.24	1.39	1.56	1.35
Net income per Common Unit - diluted (e)	0.62	0.24	1.38	1.56	1.34
Cash distributions declared per unit	$3.26	$3.55	$3.54	$3.50	$3.50

Balance Sheet Data
Cash and cash equivalents	$2,789	$37,341	$152,338	$92,639	$107,232
Current assets	139,493	147,299	273,413	294,865	293,322
Total assets (f)	2,171,283	2,282,299	2,470,010	2,593,270	2,713,854
Current liabilities	210,366	205,054	210,346	222,266	233,894
Total debt (f)	1,272,164	1,224,502	1,225,387	1,226,592	1,231,104
Total liabilities (f)	1,618,301	1,574,068	1,571,690	1,571,817	1,584,728
Partners' capital - Common Unitholders	$581,794	$754,063	$947,203	$1,067,358	$1,176,479

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$160,362	$157,108	$324,209	$225,551	$214,306
Investing activities	(22,988)	(53,905)	(35,972)	(16,532)	(14,663)
Financing activities	$(171,926)	$(218,200)	$(228,538)	$(223,612)	$(226,728)

Other Data
Depreciation and amortization	$127,938	$129,616	$133,294	$136,399	$130,384
EBITDA (g)	241,655	219,730	295,980	314,936	305,216
Adjusted EBITDA (g)	243,045	223,043	334,039	338,502	329,253
Capital expenditures - maintenance and growth (h)	$28,168	$38,375	$41,213	$30,052	$27,823
Retail gallons sold
Propane	420,770	414,776	480,372	530,743	534,621
Fuel oil and refined fuels	30,895	30,878	41,878	49,071	53,710

(a)	Fiscal 2017 included 53 weeks of operations compared to 52 weeks in each of fiscal 2016, 2015, 2014 and 2013.
(b)

On April 22, 2016, we sold certain assets and operations in a non-strategic market of the propane segment for $26.0 million, including $5.0 million of non-compete consideration that will be received over a five-year period, resulting in a gain of $9.8 million.

(c)

We incurred non-cash pension settlement charges of $6.1 million, $2.0 million, and $2.0 million during fiscal 2017, 2016 and 2015, respectively, to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.

(d)	We recognized a loss on debt extinguishment during the following periods:
•

On February 14, 2017, we repurchased, satisfied and discharged all of our previously outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes and borrowings under the revolving credit facility, as described and defined below, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2017, we recognized a loss on the extinguishment of debt of $1.6 million, consisting of $15.1 million for the redemption premium and related fees, as well as the write-off of $2.3 million and ($15.8) million in unamortized debt origination costs and unamortized premium, respectively.

•

On March 3, 2016, we entered into a Second Amended and Restated Credit Agreement (“the “Amended Credit Agreement”) that provides for a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $162.6 million and $100.0 million was outstanding as of September 30, 2017 and September 24, 2016, respectively.  As of the end of fiscal 2015, 2014 and 2013, $100.0 million was outstanding under the revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility of the Amended Credit Agreement.  The Amended Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit facility from $400.0 million to $500.0 million.  In connection with the Amended Credit Agreement, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

•

On February 25, 2015, we repurchased, satisfied and discharged all of our 2020 Senior Notes with net proceeds from the issuance of the 2025 Senior Notes and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $15.1 million consisting of $11.1 million for the redemption premium and related fees, as well as the write-off of $2.9 million and $1.1 million in unamortized debt origination costs and unamortized discount, respectively.

•

On May 27, 2014, we repurchased, satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes and cash on hand pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

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

(f)

During the first quarter of fiscal 2017, we adopted new accounting guidance regarding the classification of deferred debt issuance costs under ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. The table below provides the reclassifications made for the periods presented under ASU 2015-03.

	Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013
Total assets	$2,186,764	$2,295,969	$2,485,730	$2,609,363	$2,727,987
Less: unamortized debt origination costs	(15,481)	(13,670)	(15,720)	(16,093)	(14,133)
	$2,171,283	$2,282,299	$2,470,010	$2,593,270	$2,713,854

Total debt	$1,287,645	$1,238,172	$1,241,107	$1,242,685	$1,245,237
Less: unamortized debt origination costs	(15,481)	(13,670)	(15,720)	(16,093)	(14,133)
	$1,272,164	$1,224,502	$1,225,387	$1,226,592	$1,231,104

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

	Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013
Net income	$37,995	$14,440	$84,352	$94,509	$78,798
Add:
Provision for income taxes	459	588	700	767	607
Interest expense, net	75,263	75,086	77,634	83,261	95,427
Depreciation and amortization	127,938	129,616	133,294	136,399	130,384
EBITDA	241,655	219,730	295,980	314,936	305,216
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(6,277)	1,190	(1,855)	(306)	4,318
Pension settlement charge	6,100	2,000	2,000	—	—
Loss on debt extinguishment	1,567	292	15,072	11,589	2,144
Multi-employer pension plan withdrawal charge	—	6,600	11,300	—	7,000
Product liability settlement	—	3,000	—	—	—
Gain on sale of business	—	(9,769)	—	—	—
Integration-related costs	—	—	11,542	12,283	10,575
Adjusted EBITDA	$243,045	$223,043	$334,039	$338,502	$329,253

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

Allowances for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs.  If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.  As a result of our large customer base, which is comprised of approximately 1.0 million customers, no individual customer account is material.  Therefore, while some variation to actual results occurs, historically such variability has not been material.  Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

Pension and Other Postretirement Benefits.  We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs.  We use the Society of Actuaries’ mortality scale (MP-2014) and other actuarial life expectancy information when developing the annual mortality assumptions for our pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.

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

Results of Operations and Financial Condition

Net income for fiscal 2017 was $38.0 million, or $0.62 per Common Unit, compared to $14.4 million, or $0.24 per Common Unit, in fiscal 2016.

Fiscal 2017 included 53 weeks of operations, compared to 52 weeks in the prior year.  Net income and EBITDA (as defined and reconciled below) for fiscal 2017 included: (i) a pension settlement charge of $6.1 million; and (ii) a loss on debt extinguishment of $1.6 million.

Net income and EBITDA for fiscal 2016 included: (i) a $9.8 million gain from the sale of certain assets and operations in a non-strategic market of the propane segment; (ii) a $6.6 million charge related to our voluntary full withdrawal from a multi-employer pension plan covering certain employees acquired in the 2012 acquisition of the retail propane assets and operations of Inergy, L.P. (“Inergy”); (iii) a $3.0 million charge related to the settlement of a product liability matter; (iv) a pension settlement charge of $2.0 million; and (v) a loss on debt extinguishment of $0.3 million.

Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) increased $20 million, or 9.0%, to $243.0 million in fiscal 2017 from $223.0 million in the prior year.

Retail propane gallons sold in fiscal 2017 increased 6.0 million gallons, or 1.4%, to 420.8 million gallons. Sales of fuel oil and other refined fuels of 30.9 million gallons in fiscal 2017 were essentially flat year over year. According to the National Oceanic and Atmospheric Administration (“NOAA”), the winter of 2016-2017 was the second warmest on record in the contiguous United States.  Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2017 were 15% warmer than normal and 2% cooler than the prior year.  During the heating season (October through March), we experienced unseasonably warm weather throughout much of the period in nearly all of our service territories, with cooler weather arriving during brief bursts in the final three weeks of each of the first and second quarters.

Revenues for fiscal 2017 of $1,187.9 million increased $141.8 million, or 13.6%, compared to the prior year, primarily due to higher retail selling prices associated with higher wholesale costs, combined with higher volumes sold.

Cost of products sold for fiscal 2017 of $476.7 million increased $114.7 million, or 31.7%, compared to the prior year, primarily due to higher wholesale propane costs and, to a lesser extent, higher volumes sold.  Average propane prices (basis Mont Belvieu, Texas) and fuel oil prices for fiscal 2017 were 51.8% and 20.7% higher than the prior year, respectively.  Cost of products sold for fiscal 2017 included a $6.3 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $1.2 million unrealized (non-cash) loss for fiscal 2016.  These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $468.0 million for fiscal 2017 were $5.9 million, or 1.2%, lower than fiscal 2016, primarily due to savings from operating efficiencies identified and the charges in the prior year discussed above.

Depreciation and amortization expense of $127.9 million for fiscal 2017 decreased $1.7 million, or 1.3%, primarily due to the acceleration of depreciation expense recorded in the prior year for assets taken out of service. Net interest expense of $75.3 million for fiscal 2017 increased $0.2 million, or 0.2%, primarily due to incremental borrowings under our revolving credit facility during fiscal 2017, substantially offset by savings from the refinancing of certain of our senior notes completed in the second quarter of fiscal 2017.

During fiscal 2017, we succeeded in accomplishing many significant goals that will provide further support for our long-term strategic growth initiatives.  The following highlight a few key accomplishments for fiscal 2017:

•	We delivered a meaningful improvement in our operating results compared to the prior year despite a more challenging environment;
•	We took steps to provide enhanced financial flexibility and to strengthen our balance sheet by:
•	Proactively working with our bank group to amend our revolving credit facility to provide added financial flexibility through September 2018 in managing our leverage and liquidity;
•

Successfully refinancing approximately $350.0 million of previously outstanding 7 3/8% senior notes due 2021 with the issuance of 5 7/8% senior notes due 2027 – extending maturities and providing a reduction in our annual interest requirements by approximately $5.0 million;

•	We extended our reach in certain strategic markets that were not previously served by our existing footprint; and
•	We continued to drive operating efficiencies and reduce costs.

On October 26, 2017, we announced that our Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended September 30, 2017. This quarterly distribution rate equates to an annualized rate of $2.40 per Common Unit.  The distribution was paid on November 14, 2017 to Common Unitholders of record as of November 7, 2017.  After undertaking a thorough assessment of customer demand trends and expectations under varying weather scenarios following two consecutive record warm winters, and as we prepared our business for a new fiscal year, our Board of Supervisors made the decision to reduce the distribution from the annualized rate of $3.55 per unit to $2.40 per unit. Operationally, we have continued to drive efficiencies and make improvements in our business model and, as we enter fiscal 2018, this action reflects our goal to focus on restoring our balance sheet strength to best position the business for long-term profitable growth.  The reduction in the annualized distribution will reduce our annual cash requirements, and contribute to our efforts to reduce leverage.  More importantly, it will provide enhanced financial flexibility to support our growth initiatives.

As we look ahead to fiscal 2018, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $35.0 million; (ii) approximately $70.6 million of interest and income tax payments; and (iii) approximately $147.3 million of distributions to Unitholders, based on the current annualized rate of $2.40 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under the Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2017	2016	Increase	Increase
Revenues
Propane	$1,011,078	$884,169	$126,909	14.4%
Fuel oil and refined fuels	78,126	68,759	9,367	13.6%
Natural gas and electricity	55,103	50,763	4,340	8.5%
All other	43,579	42,420	1,159	2.7%
Total revenues	$1,187,886	$1,046,111	$141,775	13.6%
Retail gallons sold
Propane	420,770	414,776	5,994	1.4%
Fuel oil and refined fuels	30,895	30,878	17	0.1%

Total revenues increased $141.8 million, or 13.6%, to $1,187.9 million for fiscal 2017 compared to $1,046.1 million for the prior year due to higher average selling prices associated with higher wholesale costs and higher volumes sold.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2017 were 15% warmer than normal and 2% cooler than the prior year, with cooler weather arriving during brief bursts in the final three weeks of each of the first and second quarters.  In fact, the first two months of each of the first and second quarters of fiscal 2017 were reported as record warm by NOAA.

Revenues from the distribution of propane and related activities of $1,011.1 million for fiscal 2017 increased $126.9 million, or 14.4%, compared to $884.2 million for the prior year, primarily due to higher average retail selling prices associated with a rise in wholesale costs, coupled with higher retail volumes sold.  Average propane selling prices for fiscal 2017 increased 10.9% compared to the prior year, resulting in a $91.3 million increase in revenues.  Retail propane gallons sold in fiscal 2017 increased 6.0 million gallons, or 1.4%, to 420.8 million gallons, resulting in an increase in revenues of $11.9 million.  Included within the propane segment are revenues from other propane activities of $84.8 million for fiscal 2017, which increased $23.7 million compared to the prior year.

Revenues from the distribution of fuel oil and refined fuels of $78.1 million for fiscal 2017 increased $9.4 million, or 13.6%, from $68.8 million for the prior year, primarily due to increases in average selling prices associated with higher wholesale costs. Volumes sold of 30.9 million gallons were essentially flat year over year.  Average selling prices in our fuel oil and refined fuels segment increased 13.5%, resulting in a $9.4 million increase in revenues.

Revenues in our natural gas and electricity segment increased $4.3 million, or 8.5%, to $55.1 million in fiscal 2017 compared to $50.8 million in the prior year as a result of higher average selling prices for natural gas and electricity associated with higher average wholesale costs.

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of products sold
Propane	$380,402	$275,091	$105,311	38.3%
Fuel oil and refined fuels	51,013	42,890	8,123	18.9%
Natural gas and electricity	32,483	30,676	1,807	5.9%
All other	12,763	13,296	(533)	(4.0)%
Total cost of products sold	$476,661	$361,953	$114,708	31.7%
As a percent of total revenues	40.1%	34.6%

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

From a commodity perspective, propane inventory levels in the United States decreased during fiscal 2017 due to, among other things, a significant rise in the export of propane to international markets, which put significant upward pressure on propane prices. As of September 2017, inventory levels in the United States were approximately 25% lower than September 2016 and 9% lower than the 5-year average.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 51.8% and 20.7% higher than the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) gains (losses) of $6.3 million and ($1.2) million reported in cost of products sold in fiscal 2017 and 2016, respectively, resulting in a decrease of $7.5 million in cost of products sold in fiscal 2017 compared to the prior year, $6.9 million of which was reported in the propane segment and $0.6 million was reported in the fuel oil and refined fuels segment.

Cost of products sold associated with the distribution of propane and related activities of $380.4 million for fiscal 2017 increased $105.3 million, or 38.3%, compared to the prior year, primarily due to a rise in wholesale costs coupled with higher volumes sold.  Higher average propane costs and higher propane volumes sold during fiscal 2017 resulted in an increase of $84.6 million and $3.9 million, respectively.  Cost of products sold from other propane activities increased $23.7 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $51.0 million for fiscal 2017 increased $8.1 million, or 18.9%, compared to the prior year, primarily due to higher fuel oil and refined fuels wholesale costs.  Cost of products sold from other fuel oil and refined fuels activities increased $1.9 million

Cost of products sold in our natural gas and electricity segment of $32.5 million for fiscal 2017 increased $1.8 million, or 5.9%, compared to the prior year, primarily due to higher natural gas wholesale costs.

Total cost of products sold as a percent of total revenues increased 5.5 percentage points to 40.1% in fiscal 2017 from 34.6% in the prior year, primarily due to the rise in wholesale costs outpacing the increases in average selling prices on a percentage basis.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2017	2016	Decrease	Decrease
Operating expenses	$410,665	$412,756	$(2,091)	(0.5)%
As a percent of total revenues	34.6%	39.5%

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

Operating expenses of $410.7 million for fiscal 2017 decreased $2.1 million, or 0.5%, compared to $412.8 million in the prior year.  Operating expenses for fiscal 2017 included a $6.1 million pension settlement charge.  Operating expenses for fiscal 2016 included a $6.6 million accrual for our voluntary full withdrawal from a MEPP, a charge of $3.0 million related to the settlement of a product liability matter, and a pension settlement charge of $2.0 million.  These items were excluded from our calculation of Adjusted EBITDA below.  Other factors impacting operating expenses included lower payroll and benefit-related expenses attributable to reduced headcount reflecting the actions taken during the prior fiscal year to streamline operations and continued savings from operating efficiencies identified and implemented during the current fiscal year, which was offset by higher variable compensation expense associated with higher earnings, an increase in provisions for potential uncollectible accounts as a result of the impact of higher commodity prices on accounts receivable, and higher fuel costs to operate our fleet.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2017	2016	Decrease	Decrease
General and administrative expenses	$57,338	$61,149	$(3,811)	(6.2)%
As a percent of total revenues	4.8%	5.8%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $57.3 million for fiscal 2017 decreased $3.8 million, or 6.2%, compared to $61.1 million in the prior year, primarily due to lower professional services fees and lower payroll and benefit-related expenses attributable to reduced headcount, offset to an extent by higher variable compensation expense associated with higher earnings.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2017	2016	Decrease	Decrease
Depreciation and amortization	$127,938	$129,616	$(1,678)	(1.3)%
As a percent of total revenues	10.8%	12.4%

Depreciation and amortization expense of $127.9 million in fiscal 2017 decreased $1.7 million from $129.6 million in the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2017	2016	Increase	Increase
Interest expense, net	$75,263	$75,086	$177	0.2%
As a percent of total revenues	6.3%	7.2%

Net interest expense of $75.3 million for fiscal 2017 increased $0.2 million from $75.1 million in the prior year, driven primarily by additional interest on incremental borrowings from our Revolving Credit Facility offset mostly by savings from the refinancing of the 2021 Senior Notes with the issuance of the 2027 Senior Notes in the second quarter of fiscal 2017.  See Liquidity and Capital Resources below for additional discussion.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2017 amounted to $38.0 million, or $0.62 per Common Unit, compared to $14.4 million, or $0.24 per Common Unit, in fiscal 2016. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2017 amounted to $241.7 million, compared to $219.7 million for fiscal 2016.

Net income and EBITDA for fiscal 2017 included: (i) a pension settlement charge of $6.1 million; and (ii) a loss on debt extinguishment of $1.6 million.  Net income and EBITDA for fiscal 2016 included: (i) a gain on sale of business of $9.8 million; (ii) a $6.6 million charge related to our voluntary full withdrawal from a MEPP; (iii) a $3.0 million charge related to the settlement of a product liability matter; (iv) a pension settlement charge of $2.0 million; and (v) a loss on debt extinguishment of $0.3 million.  Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $243.0 million for fiscal 2017, compared to Adjusted EBITDA of $223.0 million for fiscal 2016.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 30,	September 24,
	2017	2016
Net income	$37,995	$14,440
Add:
Provision for income taxes	459	588
Interest expense, net	75,263	75,086
Depreciation and amortization	127,938	129,616
EBITDA	241,655	219,730
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(6,277)	1,190
Pension settlement charge	6,100	2,000
Loss on debt extinguishment	1,567	292
Gain on sale of business	—	(9,769)
Multi-employer pension plan withdrawal charge	—	6,600
Product liability settlement	—	3,000
Adjusted EBITDA	$243,045	$223,043

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
Revenues
Propane	$884,169	$1,176,980	$(292,811)	(24.9)%
Fuel oil and refined fuels	68,759	127,495	(58,736)	(46.1)%
Natural gas and electricity	50,763	66,865	(16,102)	(24.1)%
All other	42,420	45,639	(3,219)	(7.1)%
Total revenues	$1,046,111	$1,416,979	$(370,868)	(26.2)%
Retail gallons sold
Propane	414,776	480,372	(65,596)	(13.7)%
Fuel oil and refined fuels	30,878	41,878	(11,000)	(26.3)%

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

Revenues from the distribution of fuel oil and refined fuels of $68.8 million for fiscal 2016 decreased $58.7 million, or 46.1%, from $127.5 million for the prior year, primarily due to lower volumes sold resulting from the record warm temperatures, particularly in the northeast region of the country in which the majority of our fuel oil customers reside, and lower average selling prices associated with lower wholesale costs.  Fuel oil and refined fuels gallons sold in fiscal 2016 decreased 11.0 million gallons, or 26.3%, resulting in a decrease in revenues of $33.4 million.  Average selling prices in our fuel oil and refined fuels segment decreased 26.9%, resulting in a $25.3 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $16.1 million, or 24.1%, to $50.8 million in fiscal 2016 compared to $66.9 million in the prior year as a result of lower average selling prices for natural gas and electricity associated with lower average wholesale costs, and lower natural gas usage resulting from the warm weather.

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

Operating expenses of $412.8 million for fiscal 2016 decreased $31.5 million, or 7.1%, compared to $444.3 million in the prior year, primarily due to lower payroll and benefit-related expenses attributable to reduced headcount, lower variable compensation associated with lower earnings, lower vehicle expenses due to reduced vehicle count and lower fuel costs to operate our fleet; offset to an extent by an increase in insurance and product liability expenses.  Operating expenses for fiscal 2016 included a $6.6 million accrual for our voluntary full withdrawal from a MEPP, a charge of $3.0 million related to the settlement of a product liability matter, and a pension settlement charge of $2.0 million.  Operating expenses for fiscal 2015 included expenses of $9.7 million associated with the integration of the retail propane operations of Inergy, an $11.3 million charge related to our voluntary partial withdrawal from a MEPP, and a pension settlement charge of $2.0 million.  These items were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2016	2015	Decrease	Decrease
General and administrative expenses	$61,149	$68,296	$(7,147)	(10.5)%
As a percent of total revenues	5.8%	4.8%

General and administrative expenses of $61.1 million for fiscal 2016 decreased $7.1 million, or 10.5%, compared to $68.3 million in the prior year, primarily due to lower variable compensation associated with lower earnings, partially offset by increased professional services fees for strategic initiatives.  General and administrative expenses for fiscal 2015 included $1.9 million of professional services and other expenses associated with the integration of the retail propane operations of Inergy.  This item was excluded from our calculation of Adjusted EBITDA below.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2016 amounted to $14.4 million, or $0.24 per Common Unit, compared to $84.4 million, or $1.39 per Common Unit, in fiscal 2015. EBITDA for fiscal 2016 amounted to $219.7 million, compared to $296.0 million for fiscal 2015.

Net income and EBITDA for fiscal 2016 included: (i) a gain on sale of business of $9.8 million; (ii) a $6.6 million charge related to our voluntary full withdrawal from a MEPP; (iii) a $3.0 million charge related to the settlement of a product liability matter; (iv) a pension settlement charge of $2.0 million; and (v) a loss on debt extinguishment of $0.3 million.  Net income and EBITDA for fiscal 2015 included: (i) a loss on debt extinguishment of $15.1 million; (ii) $11.5 million in expenses related to the integration of the retail propane operations of Inergy; (iii) an $11.3 million charge related to our voluntary partial withdrawal from a MEPP; and (iv) a pension settlement charge of $2.0 million. Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $223.0 million for fiscal 2016, compared to Adjusted EBITDA of $334.0 million in fiscal 2015.

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2017 amounted to $160.4 million, an increase of $3.3 million compared to the prior year.  The increase was primarily attributable to higher earnings (discussed above) offset to an extent by an increase in working capital stemming from the impact of higher wholesale product costs on accounts receivable and inventory in fiscal 2017.

Investing Activities. Net cash used in investing activities of $23.0 million for fiscal 2017 consisted of capital expenditures of $28.2 million (including $16.9 million to support the growth of operations and $11.3 million for maintenance expenditures); partially offset by $5.2 million in net proceeds from the sale of property, plant and equipment.  Net cash used in investing activities of $53.9 million for fiscal 2016 consisted of $42.9 million for the acquisition of Propane USA and capital expenditures of $38.4 million (including $21.8 million to support the growth of operations and $16.6 million for maintenance expenditures); partially offset by $21.5 million in proceeds from the sale of assets and operations in a non-strategic market and $6.0 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for fiscal 2017 of $171.9 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and the first, second and third quarters of fiscal 2017.  In addition, cash used in financing activities included proceeds of $350.0 million from the issuance of the 2027 Senior Notes in February 2017 which were used, along with borrowings under the Revolving Credit Facility, to repurchase, satisfy and discharge all of the previously outstanding 2021 Senior Notes, as well as to pay tender premiums and other related fees of $14.7 million and debt issuance costs of $6.1 million, pursuant to a tender offer and redemption.  Total net borrowings under the Revolving Credit Facility were $62.6 million for fiscal 2017, which were used to fund a portion of our cash needs.  During the third quarter of fiscal 2017, we paid $1.0 million for costs incurred to amend the Revolving Credit Facility.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 30, 2017, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $162.6 million outstanding under our Revolving Credit Facility.  See Part IV, Note 8 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 30, 2017 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $162.6 million; fiscal 2022: -$0-; and thereafter: $1,125 million.

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

On October 26, 2017, we announced that our Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended September 30, 2017. This quarterly distribution rate equates to an annualized rate of $2.40 per Common Unit.  The distribution was paid on November 14, 2017 to Common Unitholders of record as of November 7, 2017.  After undertaking a thorough assessment of customer demand trends and expectations under varying weather scenarios following two consecutive record warm winters, and as we prepared our business for a new fiscal year, our Board of Supervisors made the decision to reduce the distribution from the annualized rate of $3.55 per unit to $2.40 per unit.  This action reflects our goal to focus on restoring our balance sheet strength to best position the business for long-term profitable growth.  The reduction in the annualized distribution will reduce our annual cash requirements, and contribute to our efforts to reduce leverage. More importantly, it will provide enhanced financial flexibility to support our growth initiatives.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  Effective June 1, 2017, we amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  We made contribution payments to the defined benefit pension plan of $11.5 million and $0.7 million in fiscal 2017 and fiscal 2016, respectively.  There were no funding requirements for the defined benefit pension plan in fiscal 2015.  As of September 30, 2017 and September 24, 2016 the plan’s projected benefit obligation exceeded the fair value of plan assets by $37.0 million and $49.3 million, respectively.  As a result, the net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $12.3 million during fiscal 2017, which was primarily attributable to the aforementioned cash contributions, coupled with an increase in the discount rate used to measure the benefit obligation.  During fiscal 2018, we expect to contribute approximately $10.3 million to the defined benefit pension plan in the form of a minimum funding requirement.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  For purposes of measuring the projected benefit obligation as of September 30, 2017 and September 24, 2016, we used a discount rate of 3.500% and 3.125%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.  With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

Effective June 1, 2017, we amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  Lump sum pension settlement payments for fiscal 2017 included $16.2 million in benefits paid to those that participated in this limited-time opportunity, which expired in August 2017.  During fiscal 2017, fiscal 2016 and fiscal 2015, lump sum settlement payments of $20.8 million, $5.8 million and $5.8 million, respectively, exceeded the interest and service cost components of the net periodic pension cost of $4.2 million, $5.0 million and $5.1 million, respectively.  As a result, we recorded a non-cash settlement charge of $6.1 million, $2.0 million and $2.0 million during the fourth quarter of fiscal 2017, fiscal 2016 and fiscal 2015, respectively, in order to accelerate recognition of a portion of cumulative unrecognized losses.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

We also provide postretirement health care and life insurance benefits for certain retired employees.  Partnership employees hired prior to July 1993 and who retired prior to March 1998 are eligible for postretirement health care and life insurance benefits if they reached a specified retirement age while working for the Partnership. Effective March 31, 1998, we froze participation in its postretirement health care benefit plan, with no new retirees eligible to participate in the plan. All active employees who were eligible to receive health care benefits under the postretirement plan subsequent to March 1, 1998, were provided an increase to their accumulated benefits under the cash balance pension plan.  Our postretirement health care and life insurance benefit plans are unfunded.  Effective January 1, 2006, we changed its postretirement health care plan from a self-insured program to one that is fully insured under which we pay a portion of the insurance premium on behalf of the eligible participants.

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 30, 2017:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2023 and
	2018	2019	2020	2021	2022	thereafter
Long-term debt obligations	$—	$—	$—	$162,645	$—	$1,125,000
Interest payments	69,849	69,744	69,125	67,384	63,813	186,219
Operating lease obligations (a)	22,126	17,971	15,144	11,506	7,282	13,729
Self-insurance obligations (b)	14,334	11,882	10,007	6,811	4,166	16,883
Pension contributions (c)	10,290	8,200	8,400	10,100	9,100	15,000
Other contractual obligations (d)	3,491	2,993	3,984	1,783	945	14,481
Total	$120,090	$110,790	$106,660	$260,229	$85,306	$1,371,312

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.6 million, $3.2 million, $2.9 million, $1.9 million, $1.2 million and $5.8 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	Amounts represent estimated minimum funding requirements for our pension plan.
(d)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $41.4 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through November 1, 2018.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 47% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $30.6 million, $29.2 million and $32.7 million for fiscal 2017, 2016 and 2015, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 30, 2017 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2024, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $14.7 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 30, 2017 and September 24, 2016.

Recently Issued/Adopted Accounting Pronouncements

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 30, 2017, we were not party to any interest rate swap agreement.

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

A.	The fair value of open positions as of September 30, 2017.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 30, 2017 indicates a decrease in potential future net gains of $2.6 million.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Total Year
Fiscal 2017
Revenues	$317,307	$450,578	$222,895	$197,106	$1,187,886
Costs of products sold	118,165	192,467	92,094	73,935	476,661
Operating income (loss)	53,485	102,857	(11,062)	(29,996)	115,284
Loss on debt extinguishment (b)	—	1,567	—	—	1,567
Net income (loss)	34,489	83,812	(29,716)	(50,590)	37,995
Net income (loss) per Common Unit - basic (c)	$0.57	$1.37	$(0.48)	$(0.83)	$0.62
Net income (loss) per Common Unit - diluted (c)	$0.56	$1.36	$(0.48)	$(0.83)	$0.62

Cash provided by (used in):
Operating activities	22,503	56,309	44,430	37,120	160,362
Investing activities	(4,730)	(9,178)	(4,267)	(4,813)	(22,988)
Financing activities	(50,552)	(44,735)	(43,910)	(32,729)	(171,926)
EBITDA (e)	$84,746	$133,960	$20,763	$2,186	$241,655
Adjusted EBITDA (e)	$84,287	$138,039	$21,418	$(699)	$243,045
Retail gallons sold
Propane	118,601	153,875	77,712	70,582	420,770
Fuel oil and refined fuels	9,012	12,996	5,243	3,644	30,895

Fiscal 2016
Revenues	$275,857	$404,140	$205,099	$161,015	$1,046,111
Costs of products sold	92,506	137,009	75,497	56,941	361,953
Gain on sale of business (d)	—	—	9,769	—	9,769
Operating income (loss)	31,344	111,213	(10,780)	(41,371)	90,406
Loss on debt extinguishment (b)	—	292	—	—	292
Net income (loss)	12,266	92,011	(29,598)	(60,239)	14,440
Net income (loss) per Common Unit - basic (c)	$0.20	$1.51	$(0.49)	$(0.99)	$0.24
Net income (loss) per Common Unit - diluted (c)	$0.20	$1.51	$(0.49)	$(0.99)	$0.24

Cash provided by (used in):
Operating activities	10,351	70,136	48,173	28,448	157,108
Investing activities	(52,505)	(11,399)	14,542	(4,543)	(53,905)
Financing activities	(53,722)	(56,517)	(54,011)	(53,950)	(218,200)
EBITDA (e)	$62,982	$144,071	$21,508	$(8,831)	$219,730
Adjusted EBITDA (e)	$67,192	$145,102	$18,395	$(7,646)	$223,043
Retail gallons sold
Propane	109,764	161,597	80,184	63,231	414,776
Fuel oil and refined fuels	8,565	13,296	5,771	3,246	30,878

(a)	The fourth quarter of fiscal 2017 included 14 weeks compared to 13 weeks in the fourth quarter of fiscal 2016.
(b)

During the second quarter of fiscal 2017, we repurchased, satisfied and discharged all of our previously outstanding 2021 Senior Notes with net proceeds from the issuance of the 2027 Senior Notes and borrowings under the Revolving Credit Facility, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the second quarter of fiscal 2017, we recognized a loss on the extinguishment of debt of $1.6 million, consisting of $15.1 million for the redemption premium and related fees, as well as the write-off of $2.3 million and ($15.8) million in unamortized debt origination costs and unamortized premium, respectively.  During the second quarter of fiscal 2016, we entered into a Second Amended and Restated Credit Agreement that provides for a five-year $500.0 million revolving credit facility.  In connection with the Amended Credit Agreement, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2017
Net income (loss)	$34,489	$83,812	$(29,716)	$(50,590)	$37,995
Add:
Provision for income taxes	165	(9)	152	151	459
Interest expense, net	18,831	17,487	18,502	20,443	75,263
Depreciation and amortization	31,261	32,670	31,825	32,182	127,938
EBITDA	84,746	133,960	20,763	2,186	241,655
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(459)	2,512	655	(8,985)	(6,277)
Pension settlement charge	—	—	—	6,100	6,100
Loss on debt extinguishment	—	1,567	—	—	1,567
Adjusted EBITDA	$84,287	$138,039	$21,418	$(699)	$243,045

Fiscal 2016
Net income (loss)	$12,266	$92,011	$(29,598)	$(60,239)	$14,440
Add:
Provision for income taxes	185	58	180	165	588
Interest expense, net	18,893	18,852	18,638	18,703	75,086
Depreciation and amortization	31,638	33,150	32,288	32,540	129,616
EBITDA	62,982	144,071	21,508	(8,831)	219,730
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,210	739	56	(815)	1,190
Gain on sale of business	—	—	(9,769)	—	(9,769)
Multi-employer pension plan withdrawal charge	—	—	6,600	—	6,600
Product liability settlement	3,000	—	—	—	3,000
Pension settlement charge	—	—	—	2,000	2,000
Loss on debt extinguishment	—	292	—	—	292
Adjusted EBITDA	$67,192	$145,102	$18,395	$(7,646)	$223,043

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 30, 2017.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 30, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2017. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 30, 2017, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 22, 2017 on the effectiveness of our internal control over financial reporting, which is included herein.

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

Six of our current Supervisors, namely Messrs. Harold R. Logan Jr., Lawrence C. Caldwell, Matthew J. Chanin, Michael A. Stivala, John Hoyt Stookey and Ms. Jane Swift, were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 13, 2015. At its regular meeting on November 15, 2016, our Board of Supervisors, pursuant to authority granted to the Board under the Partnership Agreement, and acting on the recommendation of the Board’s Nominating/Governance Committee, increased the size of the Board from eight (8) Supervisors to nine (9) Supervisors, effective January 1, 2017. At the same meeting and again pursuant to authority granted to the Board under the Partnership Agreement and in accordance with the recommendation of its Nominating/Governance Committee, the Board elected Messrs. Terence J. Connors and William M. Landuyt to fill the two vacancies on the Board following the increase in size of the Board, effective January 1, 2017. Messrs. Connors and Landuyt were each elected for a term due to expire at the next Tri-Annual Meeting of our Unitholders, currently planned for May 2018.  With the death of John D. Collins in May 2017, there is currently one vacancy on the Board.

Four Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Audit Committee with authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval.  The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) independence and qualifications of the independent registered public accounting firm; (iv) performance of the internal audit function and the independent registered public accounting firm; and (v) accounting complaints.

The Board of Supervisors has determined that all four current members of the Audit Committee, Terence J. Connors, Lawrence C. Caldwell, William M. Landuyt and Jane Swift, are independent and (with the exception of Ms. Swift) audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report.

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

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 22, 2017.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	48	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	47	Chief Financial Officer & Chief Accounting Officer
Steven C. Boyd	53	Chief Operating Officer
Paul Abel	64	Senior Vice President, General Counsel and Secretary
Douglas T. Brinkworth	56	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	52	Senior Vice President – Information Services
Daniel S. Bloomstein	44	Vice President and Controller
A. Davin D’Ambrosio	53	Vice President and Treasurer
Keith P. Onderdonk	53	Vice President – Operational Support
Michael A. Schueler	51	Vice President – Product Supply
Sandra N. Zwickel	51	Vice President – Human Resources
Harold R. Logan, Jr.	73	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	87	Member of the Board of Supervisors
Jane Swift	52	Member of the Board of Supervisors
Lawrence C. Caldwell	71	Member of the Board of Supervisors
Matthew J. Chanin	63	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Terence J. Connors	62	Member of the Board of Supervisors (Chairman of the Audit Committee)
William M. Landuyt	62	Member of the Board of Supervisors

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

Mr. Stivala’s qualifications to sit on our Board include his sixteen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

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

Mr. Boyd has served as our Chief Operating Officer since October 2017 and before that was our Senior Vice President – Operations (September 2015 – October 2017) and our Senior Vice President – Field Operations since April 2014. Previously he was our Vice President – Field Operations (formerly Vice President – Operations) since October 2008, our Southeast and Western Area Vice President since March 2007, Managing Director – Area Operations since November 2003 and Regional Manager – Northern California since May 1997.  Mr. Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

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

Mr. Bloomstein joined the Partnership as its Controller in April 2014 and was promoted to Vice President and Controller in October 2017.  For the ten years prior to joining the Partnership, he held several executive financial and accounting positions with The Access Group, a network of professional services companies, and with Dow Jones & Company, Inc., a global news and financial information company.  Mr. Bloomstein started his career with the international accounting firm PricewaterhouseCoopers LLP, working his way to the level of Manager in the Assurance practice.  Mr. Bloomstein is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Mr. Schueler has served as our Vice President – Product Supply since October 2017 and before that was our Managing Director – Product Supply since November 2013.  Mr. Schueler joined the Partnership as Director – Product Resources in July 2005 following a nine-year career at Public Service Enterprise Group and prior to that, eight years at Kraft Foods.

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

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007.  Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director, of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry.  From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products.  From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc.  From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil.  Mr. Logan is also a Director of InfraREIT, Inc., Cimarex Energy Co. and Hart Energy Publishing LLP, and, through May 2017, was a Director of Graphic Packaging Holding Company.

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

Ms. Swift has served as a Supervisor since April 2007.  From August 2011 through April 2017, Ms. Swift served as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, she served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, Ms. Swift founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Ms. Swift is currently providing consulting services to various clients.  She has previously served on the boards of K12, Inc., Animated Speech Company, The Young Writers Project and Sally Ride Science Inc. Ms. Swift currently serves on several not-for-profit boards and advisory boards, including School of Leadership Afghanistan, Vote, Run, Lead, Ultimate Medical Academy, Teachers of Tomorrow and eDynamic Learning.  Ms. Swift is also a Trustee for Champlain College.  Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

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

Mr. Chanin has served as a Supervisor since November 2012. He was Senior Managing Director of Prudential Investment Management, a subsidiary of Prudential Financial, Inc., from 1996 until his retirement in January 2012, after which he continued to provide consulting services to Prudential until December 2016.  He headed Prudential’s private fixed income business, chaired an internal committee responsible for strategic investing and was a principal in Prudential Capital Partners, the firm’s mezzanine investment business.  He currently provides consulting services to two clients, and, until October 2017, served as a Director of two private companies that were in Prudential Capital Partners funds’ portfolios.

Mr. Chanin’s qualifications to sit on our Board include 35 years of investment experience with a focus on highly structured private placements in companies in a broad range of industries, with a particular focus on energy companies.  He has previously served on the audit committee of a public company board and the compensation committee for a private company board.  Mr. Chanin has earned an MBA and is a Chartered Financial Analyst.

Mr. Connors has served as a Supervisor since January 1, 2017.  Mr. Connors retired in September 2015 from KPMG LLP after nearly forty years in public accounting. Prior to joining KPMG in 2002 he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. At KPMG he was a professional practice partner, SEC Reviewing Partner and was elected to serve as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Mr. Connors currently serves as a director and audit committee chairman of FS Credit Real Estate Income Trust, Inc., a commercial mortgage nontraded real estate investment trust, and of Cardone Industries, Inc., one of the largest privately-held automotive parts remanufacturers in the world. Mr. Connors also serves as a trustee of St. Joseph’s Preparatory School in Philadelphia and as Chairman of the Philadelphia Chapter of the National Association of Corporate Directors.

Mr. Connors’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his extensive experience as a lead audit partner for numerous public companies across a variety of industries, which enables him to provide helpful insights to the Board in connection with its oversight of financial, accounting and internal control matters.

Mr. Landuyt has served as a Supervisor since January 1, 2017.  Since 2003, Mr. Landuyt has served as a Managing Director at Charterhouse Equity Partners, LLC, a private equity firm with a focus on build-ups, management buyouts, and growth capital investments primarily in the business services and healthcare services sectors, and has served on the Boards of Directors of a number of portfolio companies of that firm.  From 1996 to 2003, Mr. Landuyt served as Chairman of the Board, President and Chief Executive Officer of Millennium Chemicals, Inc. (“Millennium”), and from 1983 to 1996 he served in several senior executive positions with Hanson Industries (“Hanson,” the US subsidiary of Hanson plc), including Vice President and Chief Financial Officer and ultimately Director, President and Chief Executive Officer.  Hanson and Millennium were both previous owners of the Partnership or its predecessor through 1996 and 1999, respectively.  He joined Hanson after spending six years as a Certified Public Accountant and auditor at Price Waterhouse & Co., where he rose to the position of Senior Manager.  Mr. Landuyt has previously served on the Boards of Directors (including their Audit and Compensation Committees) of public companies, including Bethlehem Steel Corp., MxEnergy Holdings, Inc., a leading retail marketer of natural gas and electricity contracts, and Top Image Systems, Inc. Mr. Landuyt is also the Co-Founder and Executive Director of Celtic Charms, Inc., a non-profit therapeutic horsemanship center serving people with physical and cognitive disabilities and disorders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC.  Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file.  Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2017.

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

During fiscal 2017, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, formerly known as Towers Watson & Co., to assist the Compensation Committee in developing competitive compensation packages for the Partnership’s executive officers. See Item 11 below.

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development and identifies individuals qualified to become Board members, recommends to the Board the persons to be nominated for election as Supervisors at any Tri-Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board, develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines and Principles when appropriate, and oversees the annual evaluation of the Board.  The Committee’s current members are Harold R. Logan, Jr. (its Chairman), Lawrence C. Caldwell, Matthew J. Chanin, Terence J. Connors, William M. Landuyt, John Hoyt Stookey and Jane Swift, all of whom are independent in accordance with our Corporate Governance Guidelines and Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter.  A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2016, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial Officer and Chief Accounting Officer
Steven C. Boyd	Chief Operating Officer*
Douglas T. Brinkworth	Senior Vice President Product Supply, Purchasing and Logistics
Paul Abel	Senior Vice President, General Counsel and Secretary

*	At its October 25, 2017 meeting, the Board of Supervisors approved the promotion of Mr. Boyd from Senior Vice President—Operations to Chief Operating Officer.

Key Topics Covered in our CD&A

The following table summarizes the main areas of focus in the CD&A:

Compensation Governance
Participants in the Compensation Process
The Annual Compensation Decision Making Process
Risk Mitigation Policies
Executive Compensation Philosophy
Overview
Pay Mix
Components of Compensation
Base Salary
Annual Cash Bonus
Long-Term Incentive Plan
Restricted Unit Plan
Distribution Equivalent Rights Plan
Benefits and Perquisites

Compensation Governance

Participants in the Compensation Process

Role of the Compensation Committee

The Compensation Committee of our Board of Supervisors (the “Committee”) is responsible for overseeing our executive compensation program.  In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy.  The Committee reviews and approves the compensation packages of our managing directors, assistant vice presidents, vice presidents, senior vice presidents, and our named executive officers. The Committee establishes and oversees our general compensation philosophy in consultation with our President and Chief Executive Officer.

Among other duties, the Committee has overall responsibility for:

•	Reviewing and approving the compensation of our President and Chief Executive Officer, our Chief Financial Officer, and our other executive officers;
•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our President and Chief Executive Officer and our other executive officers;
•

Evaluating and approving our annual cash bonus plan, Long-Term Incentive Plan, grants under our Restricted Unit Plan, and grants under our Distribution Equivalent Rights Plan, as well as all other executive compensation policies and programs;

•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and
•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation.

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of restricted units under the Partnership’s Restricted Unit Plan and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance, and individual performance.  When recommending individual pay adjustments for the executive officers, Mr. Stivala, our President and Chief Executive Officer, presents the Committee with information comparing each executive officer’s current compensation to the mean compensation figures for comparable positions included in benchmarking data utilized by the Committee.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executives’ current base salaries and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 3,000 organizations and approximately 1,500 positions that may or may not include similarly-sized national propane marketers.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of similar size to the Partnership.  There was no formal consultancy role played by Mercer.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer benchmarking database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resources consulting firm, formerly known as Towers Watson & Co.  In developing the fiscal 2016 compensation packages for each of our named executive officers, the Committee retained the services of WTW to benchmark the base salaries and total direct compensation of our executive officers compared to comparable positions, using market data for similarly-sized companies which was developed by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States.  In developing the fiscal 2017 compensation packages for our executive officers, the Committee did not engage the services of WTW; instead, the Committee utilized and relied upon the benchmark data provided by WTW for our fiscal 2016 executive compensation packages.  The Committee did, however, engage WTW for recommendations on the design of a new Distribution Equivalent Rights Plan, adopted at the Committee’s January 17, 2017 meeting.

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

The Annual Compensation Decision Making Process

Fiscal 2017 Committee Meetings

The Committee holds three regularly-scheduled meetings during the fiscal year:  one in October or November, one in January and one in July, and may meet at other times during the year as warranted.  With the exception of approving the Distribution Equivalent Rights Plan at its January 17, 2017 meeting, the Committee finalized the fiscal year 2017 compensation packages for each of our named executive officers at its November 14, 2016 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each senior executive’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive’s compensation package for fiscal 2017.  The Committee considered a number of factors in establishing the fiscal 2017 executive compensation packages, including, but not limited to, experience, scope of responsibility and individual performance.

Prior to making its decisions regarding each named executive officer’s fiscal 2017 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year.  At that time, “total cash compensation opportunity” consisted of base salary, an annual cash bonus, and cash settled long-term incentives; and has since been updated to include payments under a Distribution Equivalent Rights Plan that began in February 2017.  The Committee then compared each named executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database.  In addition, the Committee reutilized the benchmark data provided by WTW for establishing our executives’ fiscal 2016 compensation referenced above under “Role of Outside Consultants.”  The Committee then based its final decisions on both the fiscal 2016 recommendations made by WTW and on the information contained in the Mercer benchmarking database.

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

As previously stated, the Committee is provided with benchmarking data for comparison.  This benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.  The Committee compares total cash compensation opportunities, comprising base salary and annual cash bonuses, as well as total direct compensation (which includes opportunities under our Long-Term Incentive Plan, Restricted Unit Plan, and, subsequent to the Committee’s meeting of January 17, 2017, our Distribution Equivalent Rights Plan) to the total mean cash compensation opportunity and total direct compensation opportunity for the parallel position in the benchmark information reviewed.

Compensation Peer Group

The Committee bases its benchmarking on a broad base of companies of similar size to the Partnership, and does not rely solely on a peer group of other propane marketers.  The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market.  Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in different economic environments. This benchmarking approach has been in place for a number of years.

The compensation packages of the named executive officers of Ferrellgas Partners, L.P. and AmeriGas Partners, L.P. were included in the benchmarking study provided by WTW for fiscal 2016 and was reviewed by the Committee as part of its decision-making process in establishing executive compensation for fiscal 2016 and fiscal 2017.

Risk Mitigation Policies

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy, as amended on November 11, 2015, which established guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain.

The Partnership’s equity holding requirements for the specified positions are currently as follows:

Position	Amount
Member of the Board of Supervisors	3 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2017 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

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

We accomplish these objectives by providing our executive officers with compensation packages that provide a competitive base salary combined with the opportunity to earn both short-term and long-term cash incentives based on the achievement of short-term and long-term performance objectives under a pay-for-performance compensation philosophy.  Recognizing that certain external factors, such as the severity and unpredictability of winter weather patterns, may have a significant influence on annual financial performance in any given year, the Committee evaluates additional factors in determining the amount of incentive compensation earned. The various components of compensation provided to our executive officers are specifically linked to either short-term or long-term performance measures, and encourage equity ownership in the Partnership.  Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achievement of this goal.

The principal components of the compensation we provide to our named executive officers are as follows:

Component	Purpose	Features
Base Salary	• To reward individual performance, experience and scope of responsibility • To be competitive with market pay practices	• Reviewed and approved annually • Market benchmarked • Mean market salary data is considered in determining levels
Annual cash incentive	• To drive and reward the delivery of financial and operating performance during a particular fiscal year	• Paid in cash • Based on annual EBITDA performance compared to budgeted EBITDA and other qualitative factors
Long-term incentives

• To ensure alignment of our executives'

    interests with the long-term interests

    of our Unitholders

• To reward activities and practices that

   are conducive to sustainable, profitable

   growth and long-term value creation

• To attract and retain skilled individuals

• Participants are selected by the

   Committee

• Annual awards of phantom units settled

   in cash

• Measured over a three-year period based

   on the level of our average distributable

   cash flow over such three-year

   measurement period

Restricted units

• To retain the services of the recipient

    over the vesting period

• To further align the long-term interests

   of the recipient with the long-term

   interests of our Unitholders through

   encouragement of equity ownership

• To mitigate potential shortfalls

   in total cash compensation of our

   executive officers when compared

   to benchmarked total cash compensation

• To provide an adequate compensation

    package in connection with an

    internal promotion

• To reward outstanding performance

• Participants are selected by the

   Committee

• No pre-determined frequency or amounts

   of awards

• Plan provides the Committee flexibility

    to respond to different facts and

    circumstances

• Awards normally vest in equal thirds on

    the first three anniversaries of the

    date of grant

• Awards are settled in Common Units

Distribution Equivalent Rights

• To drive and reward behaviors that lead

    to distribution sustainability and growth

• To further align the interests of the

    recipients with the interests of our

    Unitholders

• To encourage our executives to retain

    their holdings of our Common Units by

    providing them with funds to settle the

    income and FICA taxes on their vested

    restricted units

• Participants are selected by the

   Committee

• Paid in cash

• Payments are made upon a

    distribution to Unitholders and

    based on the number of Participants'

    unvested restricted units

• Plan provides the Committee with the

    flexibility to provide additional

    incentives to specified individuals

We align the short-term and long-term interests of our named executive officers with the short-term and long-term interests of our Unitholders by:

•	Providing our named executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for a particular fiscal year;
•	Providing a long-term incentive plan that encourages our named executive officers to implement activities and practices conducive to sustainable, profitable growth;
•

Providing our named executive officers with restricted units in order to encourage the retention of the participating executive officers and their equity ownership in the Partnership, while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units; and

•	Providing our named executive officers with distribution equivalent rights to encourage behaviors conducive to distribution sustainability and growth.

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, cash bonus, cash-settled long-term incentives, and distribution equivalent rights payments.  This “mix” varies depending on his or her position.  The base salary for each executive officer is the only fixed component of compensation.  All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, we consider it crucial to emphasize the performance-based elements of the total compensation opportunities that we provide to them.  Therefore, during fiscal 2017, the total cash compensation opportunity for our senior executive officers, including our named executive officers, was at least 48% performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for minimum payments.

The following table summarizes each of these components as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2017:

	Base Salary	Cash Bonus Target	Long-Term Incentive	Distribution Equivalent Rights
Michael A. Stivala	36%	36%	18%	10%
Michael A. Kuglin	41%	33%	16%	10%
Steven C. Boyd	41%	33%	16%	10%
Douglas T. Brinkworth	41%	33%	16%	10%
Paul Abel	42%	32%	16%	10%

Components of Compensation

Base Salary

Using the process explained in the section above titled “The Annual Compensation Decision Making Process,” at its November 14, 2016 meeting, the Committee increased Mr. Kuglin’s base salary to $330,000, in recognition of his performance throughout the year and to bridge a perceived shortfall between his former base salary and the benchmark salaries for similar positions. The Committee did not make any adjustments to the base salaries of our other named executive officers.

The following base salaries were in effect during fiscal 2017 and fiscal 2016 for our named executive officers:

	Fiscal 2017 Base Salary	Fiscal 2016 Base Salary
Michael A. Stivala	$500,000	$500,000
Michael A. Kuglin	$330,000	$310,000
Steven C. Boyd	$330,000	$330,000
Douglas T. Brinkworth	$310,000	$310,000
Paul Abel	$300,000	$300,000

At its October 24, 2017 meeting, the Committee approved the following base salaries for fiscal 2018, taking into account recommendations made by WTW at the request of the Committee:

Fiscal 2018 Base Salary
Michael A. Stivala	$550,000
Michael A. Kuglin	$365,000
Steven C. Boyd	$365,000
Douglas T. Brinkworth	$335,000
Paul Abel	$325,000

The base salaries paid to our named executive officers in fiscal 2017, fiscal 2016 and fiscal 2015 are reported in the column titled “Salary” in the Summary Compensation Table below.

Annual Cash Bonus Plan

The Committee uses the annual cash bonus plan (which falls within the Securities and Exchange Commission’s definition of a “Non-Equity Incentive Plan” for the purposes of the Summary Compensation Table and otherwise) to provide a cash incentive award to certain hourly and salaried  employees, including our named executive officers, for the attainment of EBITDA targets for the particular fiscal year, in accordance with the annual budget approved by our Board of Supervisors at the beginning of the fiscal year.

Performance Condition

The sole metric measures Actual Adjusted EBITDA relative to Budgeted EBITDA.

Definitions

Actual EBITDA: represents net income before deducting interest expense, income taxes, depreciation and amortization.

Actual Adjusted EBITDA: represents Actual EBITDA adjusted for various items; including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; gains or losses on sale of business; acquisition and integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment.

Budgeted EBITDA: represents our target budgeted EBITDA developed using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a balance between a target that is reasonably achievable, yet not assured.

Based on a determination made by the Committee at its January 22, 2014 meeting, following a review of recommendations made by WTW, which had been engaged by the Committee for that purpose, our named executive officers currently have the opportunity to earn between 50% and 120% of their target cash bonuses under this plan, depending upon the relationship of our Actual Adjusted EBITDA compared to Budgeted EBITDA in accordance with the following table:

	Actual Adjusted EBITDA as a % of Budgeted EBITDA	% of Target Cash Bonus Earned
Maximum	120% and above	120%
	119%	119%
	118%	118%
	117%	117%
	116%	116%
	115%	115%
	114%	114%
	113%	113%
	112%	112%
	111%	111%
	110%	110%
	109%	109%
	108%	108%
	107%	107%
	106%	106%
	105%	105%
	104%	104%
	103%	103%
	102%	102%
	101%	101%
Target	100%	100%
	99%	98%
	98%	96%
	97%	94%
	96%	92%
	95%	90%
	94%	85%
	93%	82.5%
	92%	80%
	91%	77.5%
	90%	75%
	89%	70%
	88%	65%
	87%	60%
	86%	55%
Entry	85%	50%
	Below 85%	0%

Fiscal 2017 Annual Cash Bonus

For fiscal 2017, our Budgeted EBITDA was $340.0 million.  Our Actual Adjusted EBITDA was such that each of our executive officers earned 0% of his or her target cash bonus.  During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 0% and 90% of their target cash bonus for fiscal 2016 and fiscal 2015, respectively.

The fiscal 2017 target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2017 are summarized as follows:

Name	Fiscal 2017 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2017 Target Cash Bonus	Fiscal 2017 Actual Cash Bonus Earned at 0%
Michael A. Stivala	100%	$500,000	$—
Michael A. Kuglin	80%	$264,000	$—
Steven C. Boyd	80%	$264,000	$—
Douglas T. Brinkworth	80%	$248,000	$—
Paul Abel	75%	$225,000	$—

The Use of Discretion

Although our annual cash bonus plan is generally administered in accordance with pre-approved terms for a particular fiscal year, the Committee retains the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted.  In fiscal 2016 and fiscal 2015, no discretionary adjustments were made to the annual cash bonuses earned by our named executive officers.

For fiscal 2017, at its October 24, 2017 meeting, the Committee used its discretionary authority to award each of our named executives officers 30% of their target bonus, in recognition of the Partnership’s operational and financial accomplishments in fiscal 2017, despite a more challenging operating environment and weather pattern compared to fiscal 2016.  In navigating through the second consecutive record warm winter heating season, Partnership management set specific goals and took proactive actions to deliver a meaningful improvement in Actual Adjusted EBITDA and other performance metrics compared to the prior year.  Additionally, the Committee’s decision to grant a discretionary cash bonus for fiscal 2017 was for retention purposes – to avoid having two consecutive years in which bonus payments were not paid as a result of unseasonably warm weather.  The discretionary payments approved by the Committee were as follows:

Name	Fiscal 2017 Discretionary Cash Bonus Payments
Michael A. Stivala	$150,000
Michael A. Kuglin	$79,200
Steven C. Boyd	$79,200
Douglas T. Brinkworth	$74,400
Paul Abel	$67,500

The discretionary bonuses provided to our named executive officers for fiscal 2017 are reported in the column titled “Bonus” in the Summary Compensation table below.  The bonus payments earned by our named executive officers under the annual cash bonus program for fiscal 2015 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At this same meeting, the Committee approved the following fiscal 2018 target cash bonuses:

Name	Fiscal 2018 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2018 Target Cash Bonus
Michael A. Stivala	100%	$550,000
Michael A. Kuglin	80%	$292,000
Steven C. Boyd	80%	$292,000
Douglas T. Brinkworth	80%	$268,000
Paul Abel	80%	$260,000

As a result of the impact that the past two consecutive years of record warm winter heating seasons have had on the ability of our employees, including our named executive officers, to earn a cash incentive bonus under the existing annual cash bonus plan, the Committee engaged WTW to review and suggest possible modifications to that plan to help mitigate its predominant dependence on weather-related factors.  After reviewing several recommendations made by WTW for potential modifications to the plan at its July 2017 meeting, the Committee (at its October 24, 2017 meeting) approved two separate modifications to the plan.  First, the annual cash bonus plan will now contain two separate measurement components as follows:

i)	Actual Adjusted EBITDA compared to Budgeted EBITDA, similar to the annual cash bonus plan that was in effect for fiscal 2017; and,
ii)

Scorecard-based component in which up to 35% of the target cash bonus may be awarded by the Committee, as an enhancement to the performance-based component, based on their evaluation of several qualitative scorecard items that include the following: key safety statistics compared to the prior year, customer base trends compared to the prior year, Actual Adjusted EBITDA compared to the prior year, distributable cash flow compared to the prior year, and, in the case of our named executive officers,  achievement of corporate and individual goals.  The Committee will use its discretion regarding how much weight to place on any one, or several, of the qualitative scorecard items in determining the amount, if any, of the scorecard-based component to award.

Second, the Committee lowered the “entry threshold” for the performance-based component under the plan from 85% to 80% and retained the 50% payout of the performance-based component at the entry threshold. The 80% entry threshold was intended to create a more symmetrical performance zone within the plan, such that both the maximum threshold and the entry threshold will take effect at a 20% differential from the target level.  The following table reflects the approved modifications to the annual cash bonus plan:

Performance-Based Component
	Actual Adjusted EBITDA as a % of Budgeted EBITDA	% of Target Cash Bonus Earned
Maximum	120% and above	120%
	119%	119%
	118%	118%
	117%	117%
	116%	116%
	115%	115%
	114%	114%
	113%	113%
	112%	112%
	111%	111%
	110%	110%
	109%	109%
	108%	108%
	107%	107%
	106%	106%
	105%	105%
	104%	104%
	103%	103%
	102%	102%
	101%	101%
Target	100%	100%
	99%	98%
	98%	96%
	97%	94%
	96%	92%
	95%	90%
	94%	88%
	93%	86%
	92%	84%
	91%	82%
	90%	80%
	89%	77%
	88%	74%
	87%	71%
	86%	68%
	85%	65%
	84%	62%
	83%	59%
	82%	56%
	81%	53%
Entry	80%	50%
	Below 80%	0%

These modifications to the annual cash bonus plan are effective starting with our 2018 fiscal year.

Long-Term Incentive Plan

To complement the annual cash bonus plan, which focuses on our short-term financial goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals.

Performance Condition

Under the LTIP, performance is assessed based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”).  This ratio will be calculated (as shown below) by dividing our Average Distributable Cash Flow generated during an outstanding award’s three-year measurement period by a Baseline Cash Flow set on the initial grant date of the award.  The Committee adopted this measure for LTIP awards because the Partnership’s ability to support future cash distributions, and to demonstrate distribution growth, is essential to successfully attracting and retaining investors, making it an important long-term performance metric.

Average Distributable Cash Flow

(Average Actual Adjusted EBITDA less maintenance capital expenditures, cash interest expense and other adjustments)

Baseline Cash Flow

(Total # of Common Units outstanding at beginning of the three-year measurement period times the then annualized distribution rate)

Definitions

Distributable Cash Flow: represents Actual Adjusted EBITDA for a particular fiscal year less maintenance capital expenditures, cash interest expense, and the provision for income taxes for the same fiscal year.

Actual Adjusted EBITDA: represents the same definition as Actual Adjusted EBITDA under the annual cash bonus plan.

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

Grant Process

At the beginning of each fiscal year, LTIP unit awards are granted as a Committee-approved percentage of each named executive officer’s salary.  In accordance with the terms of the LTIP, at the beginning of each three-year measurement period, the number of each named executive officer’s unvested LTIP phantom unit awards is calculated by dividing his target LTIP amount (representing 50% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.

Cash Payments

For awards granted under the LTIP, our named executive officers, as well as the other LTIP participants (all of whom are key employees), will, at the end of the three-year measurement period, receive cash payments equal to:

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

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2017, fiscal 2016 and fiscal 2015 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2017 and fiscal 2016 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2019 for the fiscal 2017 awards and at the end of fiscal 2018 for the fiscal 2016 awards):

	Fiscal 2017 Award	Fiscal 2016 Award
Michael A. Stivala	7,559	7,095
Michael A. Kuglin	3,991	3,519
Steven C. Boyd	3,991	3,746
Douglas T. Brinkworth	3,749	3,519
Paul Abel	3,402	3,193

At its meeting on October 24, 2017, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2018.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2020).

Fiscal 2018 Award
Michael A. Stivala	11,181
Michael A. Kuglin	5,936
Steven C. Boyd	5,936
Douglas T. Brinkworth	5,448
Paul Abel	5,286

Vesting of the LTIP Awards

The three-year measurement period of the fiscal 2015 awards ended simultaneously with the conclusion of fiscal 2017.  The Partnership’s Distribution Coverage Ratio was below the entry threshold for the three-year measurement period.  As such, no payments were earned relative to the fiscal 2015 awards.  Similarly, given the impact of the two consecutive record warm winter heating seasons on the level of Distributable Cash Flow for fiscal 2016 and fiscal 2017, it is anticipated that, under the normative provisions of the LTIP, participants will not earn a cash payout for either of the other two outstanding award cycles (i.e., the fiscal 2016 award that will end at the conclusion of fiscal 2018 and the fiscal 2017 award that will end at the conclusion of fiscal 2019).  Accordingly, during fiscal 2017 the Committee engaged WTW to review and suggest possible modifications to the LTIP design in order to help mitigate its predominant dependence on weather-related factors.  At its meeting on July 18, 2017, the Committee reviewed a number of alternatives provided by WTW, but decided that, given the long-term nature of the LTIP, modifications to mitigate the impacts of unseasonably warm weather were not warranted since they would require introducing significant subjectivity into the LTIP design. However, in an effort to continue to incent management for the remainder of the fiscal 2017 award, the Committee decided that it would exercise its discretionary authority under the LTIP to make a retroactive adjustment to the Baseline Cash Flow calculation of the fiscal 2017 award.  Therefore, at a special telephonic meeting on September 27, 2017, the Committee approved a retroactive adjustment to the Baseline Cash Flow calculation of the fiscal 2017 award to reflect the annualized distribution rate to be approved by the Board of Supervisors at its October 2017 meeting in respect of the fourth quarter of fiscal 2017, as if that were the annualized distribution rate in effect since the beginning of fiscal 2017.  In addition, in light of the retroactive nature of this adjustment to the calculation, the Committee elected to cap the maximum potential amount that can be earned by the LTIP participants for the fiscal 2017 award at 120% of the target payment amounts.

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55.  A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period.  Mr. Brinkworth and Mr. Abel are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2017.

Restricted Unit Plan

At their July 22, 2009 Tri-Annual Meeting, our Unitholders approved the adoption of our 2009 Restricted Unit Plan (“RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our named executive officers, managers, other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to this plan which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  At the conclusion of fiscal 2017, there remained 855,830 restricted units available under the RUP for future awards.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period.  Under the Distribution Equivalent Rights Plan (described below), which we adopted in fiscal 2017, certain grantees of restricted units, including our named executive officers, receive a cash payment equal to the distributions that would have been payable on their unvested restricted units had such unvested restricted units vested on or before the record date for such distributions.

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

In determining the quantity of restricted units to grant to named executive officers and other key employees, the Committee considers, without limitation:

•	The named executive officer’s or key employee’s scope of responsibility, performance and contribution to meeting our objectives;
•	The total cash compensation opportunity provided to the named executive officer or key employee for whom the award is being considered;
•	The value of similar equity awards to named executive officers of similarly sized companies; and
•	The current value of an equivalent quantity of outstanding Common Units.

In addition, in establishing the level of restricted units to grant to our named executive officers, the Committee considers the existing level of outstanding unvested RUP awards held by our named executive officers.

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

Vesting Schedule

RUP awards granted prior to August 6, 2013 vest as follows:  25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date.

At its August 6, 2013 meeting, after its review of recommendations made by WTW, the Committee amended the RUP to revise the standard vesting schedule of awards granted thereafter to one third on each of the first three anniversaries of the award grant date.  The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular RUP awards.  The Committee amended the plan in order to make its vesting schedule comparable to those of similar plans offered by other companies.  Unvested awards are subject to forfeiture in certain circumstances, as defined in the RUP.

Outstanding Awards under the RUP

At its November 14, 2016 meeting, in order to continue to further align the interests of our named executive officers with those of our Unitholders, the Committee approved a grant of restricted units to each of our named executive officers.  In determining these fiscal 2017 awards for our named executive officers, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2016.  The Committee uses RUP awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the RUP awards granted to our named executive officers at the Committee’s November 14, 2016 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2016	31,864
Michael A. Kuglin	November 15, 2016	20,075
Steven C. Boyd	November 15, 2016	15,932
Douglas T. Brinkworth	November 15, 2016	15,932
Paul Abel	November 15, 2016	15,932

The aggregate grant date fair values of RUP awards made during fiscal 2017, fiscal 2016 and fiscal 2015, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provision

The RUP contains a retirement provision that provides for the vesting (six months and one day after the retirement date of qualifying participants) of unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months;
•	The grantee is age 55 or older; and
•	The grantee has worked for us or one of our predecessors for at least 10 years.

Mr. Brinkworth and Mr. Abel are our only named executive officers to whom this retirement provision applied at the end of fiscal 2017.

***

At its October 24, 2017 meeting, the Committee granted the following RUP awards to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2017	38,767
Michael A. Kuglin	November 15, 2017	26,168
Steven C. Boyd	November 15, 2017	26,168
Douglas T. Brinkworth	November 15, 2017	25,199
Paul Abel	November 15, 2017	23,260

The Committee granted these awards in order to further align the economic interests of named executive officers with the economic interests our Common Unitholders.

Distribution Equivalent Rights Plan

At the beginning of fiscal 2017, the Committee engaged the services of WTW to evaluate the merits of establishing a Distribution Equivalent Rights Plan (the “DER Plan”) as a new component of executive compensation.  The data provided by WTW suggested that the proposed DER Plan would be aligned with industry norms (77% of other publicly traded partnerships and 92% of a sample of broader energy/utility companies provide such plans to their executives in one form or another).  The Committee adopted the DER Plan on January 17, 2017 because the cash compensation resulting from the DER Plan would help, in certain instances, to lessen the gap between the total compensation paid to some of our named executive officers and the benchmark compensation data.  Additionally, the Committee believes that the new DER Plan will provide our named executive officers with a reasonable balance between performance-based and non-performance based cash opportunities and will assist our named executive officers to obtain funds to settle the taxes on equity based compensation (i.e., taxes generated when restricted units vest).  Most importantly, the Committee believes that this form of compensation further aligns the interests of our named executive officers with the interests of our Unitholders because it provides an incentive for the types of behaviors that lead to distribution sustainability and growth.

The named executive officers of the Partnership (as defined in the DER Plan) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee.  Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, which cash payment is equal to the amount calculated by multiplying (A) the number of unvested restricted units that have been previously awarded to the grantee under any of our RUPs and which are held by the grantee on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause.  DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiary (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units then held by the grantee, or (c) the grantee becoming employed by us or our subsidiary in a role other than as a named executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described above.

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers.  The following table summarizes the DER payments made to our named executive officers during fiscal 2017:

Name	Payment Amount
Michael A. Stivala	$135,570
Michael A. Kuglin	$80,571
Steven C. Boyd	$72,749
Douglas T. Brinkworth	$72,749
Paul Abel	$69,542

The DER Plan payments made to our named executive officers during fiscal 2017 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Benefits and Perquisites

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service.  Effective January 1, 1998, we amended the plan in order to provide for a cash balance format rather than the final average pay format that was in effect prior to January 1, 1998 (the “Cash Balance Plan”).  The cash balance format is designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay format, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career.  Effective January 1, 2000, we amended the Cash Balance Plan to limit participation in this plan to existing participants and no longer admit new participants to the plan.  On January 1, 2003, we amended the Cash Balance Plan to cease future service and pay-based credits on behalf of the participants and, from that point on, participants’ benefits have increased only because of interest credits. Effective June 1, 2017, we amended the Cash Balance Plan to provide eligible terminated vested participants with a limited-time opportunity, which expired in August 2017, to elect immediate distribution of their benefits in the form of a single lump sum.  Of our named executive officers, only Mr. Boyd and Mr. Brinkworth participate in the Cash Balance Plan.

The changes in the actuarial value relative to Mr. Boyd’s and Mr. Brinkworth’s participation in the Cash Balance Plan during fiscal 2017, fiscal 2016 and fiscal 2015 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2017, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2017, fiscal 2016 and fiscal 2015 are included in the column titled “Salary” in the Summary Compensation Table below.

Prior to fiscal 2017, if certain performance criteria shown below were met, we would match our employee-participants’ contributions up to 6% of their base salary up to the maximum compensation limit of $265,000 for calendar years 2016 and 2015, at a rate determined based on the performance-based scale that follows:

If We Meet This Percentage of Budgeted EBITDA (a)	The Participating Employee Will Receive this Matching Contribution for the Year
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%
(a)	For purposes of the 401(k) Plan, the definition of the term “Budgeted EBITDA” is identical to that of “Budgeted EBITDA” discussed under the heading title “Annual Cash Bonus Plan” above.

During fiscal 2016, Actual Adjusted EBITDA (as discussed under the heading titled “Annual Cash Bonus Plan” above), when applied to the 401(k) Plan, was such that matching contributions were not earned; however, the Committee exercised its discretionary authority under the Plan to provide participants, including our named executive officers, with matching contributions equal to 25% of their calendar year 2016 contributions that did not exceed 6% of their total base pay, up to a maximum annual compensation limit of $265,000 for 2016. During fiscal 2015, Actual Adjusted EBITDA, when applied to the 401(k) Plan, was such that participants earned matching contributions equal to 25% of their calendar year 2015 contributions that did not exceed 6% of their total base pay, up to a maximum compensation limit of $265,000 for 2015.

On January 18, 2017, our Board of Supervisors approved an amendment to the 401(k) Plan, effective for fiscal year 2017 and all subsequent years, that provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $270,000 for calendar year 2017. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $270,000 for calendar year 2017.  The Board approved this amendment in order to make the compensation programs we offer to our employees more competitive.  For fiscal 2017, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2017, fiscal 2016, and fiscal 2015 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2017, fiscal 2016 and fiscal 2015 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.

The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2017.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$16,561	$2,950
Michael A. Kuglin	$—	$12,072	$2,950
Steven C. Boyd	$3,500	$7,596	$—
Douglas T. Brinkworth	$3,500	$13,580	$2,950
Paul Abel	$—	$19,962	$2,950

Perquisite-related costs for fiscal 2017, fiscal 2016 and fiscal 2015 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate both because these benefits are an inducement to accepting employment and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Severance Protection Plan.” During fiscal 2017, our Severance Protection Plan covered all of our executive officers, including our named executive officers.

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

In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP will vest immediately and become distributable to the participants.  Also, without regard to whether a participant’s employment is terminated, all outstanding, unvested LTIP awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred.  Under the provisions of the LTIP document, an amount equal to the cash value of 150% of a participant’s unvested LTIP units, plus a sum equal to 150% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participants.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2017.

The Compensation Committee:

Matthew J. Chanin, Chair

Harold R. Logan, Jr.

John Hoyt Stookey

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2017	$500,000	$150,000	$995,193	$135,570	$—	$51,594	$1,832,357
President and Chief Executive Officer	2016	$500,000	$—	$756,967	$—	$—	$45,917	$1,302,884
	2015	$425,000	$—	$263,241	$382,500	$—	$43,527	$1,114,268

Michael A. Kuglin	2017	$330,000	$79,200	$593,272	$80,571	$—	$44,924	$1,127,967
Chief Financial Officer and	2016	$310,000	$—	$368,556	$—	$—	$40,282	$718,838
Chief Accounting Officer	2015	$275,000	$—	$127,751	$185,625	$—	$36,841	$625,217

Steven C. Boyd	2017	$330,000	$79,200	$506,849	$72,749	$1,742	$42,384	$1,032,924
Chief Operating Officer	2016	$330,000	$—	$378,974	$—	$39,339	$38,471	$786,784
	2015	$315,000	$—	$156,083	$226,800	$5,787	$36,437	$740,107

Douglas T. Brinkworth	2017	$310,000	$74,400	$496,272	$72,749	$1,791	$51,048	$1,006,260
Senior Vice President -	2016	$310,000	$—	$368,556	$—	$22,394	$43,349	$744,299
Product Supply, Purchasing and Logistics	2015	$300,000	$—	$148,622	$216,000	$3,643	$42,215	$710,480

Paul Abel	2017	$300,000	$67,500	$481,076	$69,542	$—	$41,042	$959,160
Senior Vice President, General	2016	$300,000	$—	$353,584	$—	$—	$31,934	$685,518
Counsel and Secretary	2015	$290,000	$—	$134,684	$195,750	$—	$29,518	$649,952

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, and DER Plan payments), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria. For fiscal 2017, the Committee provided each of our named executive officers with discretionary bonus payments equal to 30% of their respective cash bonus targets in recognition of the operational and financial achievements in fiscal 2017 compared to the prior year. During fiscal years 2016 and 2015, we did not provide our named executive officers with non-performance related bonus payments.  For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis” above.

(3)

The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of RUP awards made during fiscal years 2017, 2016 and 2015, as well as the aggregate grant date fair value of awards made in fiscal years 2017, 2016, and 2015 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions.  These amounts were calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  For the LTIP awards granted in fiscal 2017, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth, and Abel would be $495,755, $261,756, $261,756, $245,891, and $223,097, respectively.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
2017
RUP	$664,690	$418,768	$332,345	$332,345	$332,345
LTIP	330,503	174,504	174,504	163,927	148,731
Total	$995,193	$593,272	$506,849	$496,272	$481,076
2016
RUP	$431,405	$207,079	$207,079	$207,079	$207,079
LTIP	325,562	161,477	171,895	161,477	146,505
Total	$756,967	$368,556	$378,974	$368,556	$353,584
2015
RUP	$—	$—	$—	$—	$—
LTIP	263,241	127,751	156,083	148,622	134,684
Total	$263,241	$127,751	$156,083	$148,622	$134,684

(4)

For fiscal 2017, the amounts reported in this column represent each named executive officer's DER Plan payments received during fiscal 2017.  The DER Plan is discussed under the subheading “Distribution Equivalent Rights Plan” in the “Compensation Discussion and Analysis.”  Because the performance measures of the annual cash bonus plan were not met during fiscal 2017 and fiscal 2016, earnings under the provisions of this plan are reported only for fiscal 2015. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

(5)	Mr. Stivala, Mr. Kuglin and Mr. Abel do not participate in the Cash Balance Plan.

(6)	The amounts reported in this column consist of the following:

Fiscal 2017
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$8,100	$8,100	$8,100	$8,100	$8,100
Value of Annual Physical Examination	2,950	2,950	—	2,950	2,950
Value of Partnership Provided Vehicles	16,561	12,072	7,596	13,580	19,962
Tax Preparation Services	—	—	3,500	3,500	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	23,983	21,802	21,688	21,418	10,030
Total	$51,594	$44,924	$42,384	$51,048	$41,042

Fiscal 2016
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$4,500	$4,500	$4,500	$4,500	$4,500
Value of Annual Physical Examination	2,950	2,950	—	1,600	1,600
Value of Partnership Provided Vehicles	15,234	12,046	7,609	11,157	15,640
Tax Preparation Services	—	—	3,500	3,500	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	23,233	20,786	21,362	21,092	10,194
Total	$45,917	$40,282	$38,471	$43,349	$31,934

Fiscal 2015
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$4,500	$4,125	$4,500	$4,500	$4,350
Value of Annual Physical Examination	1,600	1,600	—	1,600	1,600
Value of Partnership Provided Vehicles	17,516	13,033	8,004	11,305	14,504
Tax Preparation Services	—	—	3,500	4,500	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	19,911	18,083	18,933	18,810	9,064
Total	$43,527	$36,841	$36,437	$42,215	$29,518

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2017

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 30, 2017:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (5)	Target	Maximum	Target	Maximum	or Units	Awards (6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 16	14 Nov 16						31,864	$664,690
	Bonus (2)	25 Sep 16	14 Nov 16		$500,000	$600,000
	LTIP (3)	25 Sep 16	14 Nov 16	7,559			$330,503	$495,755
	DER (4)	17 Jan 17	17 Jan 17		$135,570

Michael A. Kuglin	RUP (1)	15 Nov 16	14 Nov 16						20,075	$418,768
	Bonus (2)	25 Sep 16	14 Nov 16		$264,000	$316,800
	LTIP (3)	25 Sep 16	14 Nov 16	3,991			$174,504	$261,756
	DER (4)	17 Jan 17	17 Jan 17		$80,571

Steven C. Boyd	RUP (1)	15 Nov 16	14 Nov 16						15,932	$332,345
	Bonus (2)	25 Sep 16	14 Nov 16		$264,000	$316,800
	LTIP (3)	25 Sep 16	14 Nov 16	3,991			$174,504	$261,756
	DER (4)	17 Jan 17	17 Jan 17		$72,749

Douglas T. Brinkworth	RUP (1)	15 Nov 16	14 Nov 16						15,932	$332,345
	Bonus (2)	25 Sep 16	14 Nov 16		$248,000	$297,600
	LTIP (3)	25 Sep 16	14 Nov 16	3,749			$163,927	$245,891
	DER (4)	17 Jan 17	17 Jan 17		$72,749

Paul Abel	RUP (1)	15 Nov 16	14 Nov 16						15,932	$332,345
	Bonus (2)	25 Sep 16	14 Nov 16		$225,000	$270,000
	LTIP (3)	25 Sep 16	14 Nov 16	3,402			$148,731	$223,097
	DER (4)	17 Jan 17	17 Jan 17		$69,542

(1)

The quantity reported on this line represents an award granted under the RUP.  RUP awards granted subsequent to fiscal 2013 vest as follows:  one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date).  If a recipient has held an unvested award for at least six months, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  Mr. Brinkworth and Mr. Abel are the only named executive officers who satisfy the retirement eligibility criteria of the RUP.  A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2017 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plan.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2017 were equal to 0% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 0% of the “Target” awards were earned by our named executive officers during fiscal 2017, 0% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2017 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 24, 2016) of our Common Units at the beginning of fiscal 2017, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $3.55 per Common Unit.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

Amounts reported on these lines represent DER Plan payments made during the fiscal year.  Detailed descriptions of the DER Plan and the calculation of the payments are included in the “Compensation Discussion and Analysis” under the subheading “Distribution Equivalent Rights Plan.”

(5)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP phantom units each named executive officer was awarded under the LTIP during fiscal 2017.  The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column were based on the probable outcome with respect to satisfaction of the performance conditions and calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.

(6)

The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, based on the assumptions described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  The fair value shown may not be indicative of the value realized in the future upon vesting because of the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2017 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP and LTIP unit awards under our LTIP for each named executive officer as of September 30, 2017:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (6)	Market Value of Shares or Units of Stock That Have Not Vested (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (9)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala (1)	48,264	$1,271,515	14,654	$520,251
Michael A. Kuglin (2)	28,934	$762,266	7,510	$266,488
Steven C. Boyd (3)	25,996	$684,865	7,737	$274,681
Douglas T. Brinkworth (4)	25,996	$684,865	7,268	$258,032
Paul Abel (5)	24,791	$653,119	6,595	$234,138

(1)	Mr. Stivala’s RUP awards will vest as follows:

Vesting Date	November 15, 2017	November 15, 2018	November 15, 2019
Quantity of Units	20,931	16,713	10,620

(2)	Mr. Kuglin’s RUP awards will vest as follows:

Vesting Date	November 15, 2017	November 15, 2018	November 15, 2019
Quantity of Units	12,628	9,615	6,691

(3)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	November 15, 2017	November 15, 2018	November 15, 2019
Quantity of Units	12,452	8,234	5,310

(4)	Mr. Brinkworth’s RUP awards will vest as follows:

Vesting Date	November 15, 2017	November 15, 2018	November 15, 2019
Quantity of Units	12,452	8,234	5,310

(5)	Mr. Abel’s RUP awards will vest as follows:

Vesting Date	November 15, 2017	November 15, 2018	November 15, 2019
Quantity of Units	11,247	8,234	5,310
(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

(7)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 29, 2017, the last trading day of fiscal 2017.

(8)

The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2017 and fiscal 2016 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2017 and fiscal 2016 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 30, 2017 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
Fiscal 2017 Phantom Units	7,559	3,991	3,991	3,749	3,402
Value of Fiscal 2017 Phantom Units	$201,035	$106,143	$106,143	$99,707	$90,478
Estimated Distributions over Measurement Period	$63,118	$33,324	$33,324	$31,304	$28,407

Fiscal 2016 Phantom Units	7,095	3,519	3,746	3,519	3,193
Value of Fiscal 2016 Phantom Units	$188,695	$93,590	$99,627	$93,590	$84,919
Estimated Distributions over Measurement Period	$67,403	$33,431	$35,587	$33,431	$30,334

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2017 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2017

Awards under the RUP are settled in Common Units upon vesting.  Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP and the vesting of the fiscal 2015 award under our LTIP for each named executive officer during the fiscal year ended September 30, 2017:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	21,116	$586,875
Michael A. Kuglin	11,952	$332,727
Steven C. Boyd	13,968	$389,548
Douglas T. Brinkworth	13,968	$389,548
Paul Abel	12,304	$342,648

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2015 (2) Award
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	4,770	$—
Michael A. Kuglin	2,315	$—
Steven C. Boyd	2,828	$—
Douglas T. Brinkworth	2,694	$—
Paul Abel	2,441	$—

(2)	The fiscal 2015 award’s three-year measurement period concluded on September 30, 2017.

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

Retirement Benefits Table for Fiscal 2017

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 30, 2017:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$245,697	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$152,369	$—
	LTIP (3)	N/A	$258,032	$—
	RUP (4)	N/A	$684,865	$—

Paul Abel (1)	N/A	N/A	$—	$—
	LTIP (3)	N/A	$234,138	$—
	RUP (4)	N/A	$653,119	$—

(1)

Because Mr. Stivala, Mr. Kuglin, and Mr. Abel commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)

On September 30, 2017, Mr. Brinkworth and Mr. Abel were the only named executive officers who met the retirement criteria of the LTIP.  For such participants, outstanding but unvested awards under the LTIP become fully vested.  However, payouts on these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2017 and 2016 awards.  The numbers reported on these lines represent the target payout of Mr. Brinkworth’s and Mr. Abel’s outstanding fiscal 2017 and 2016 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting due to the variability in the trading price of our Common Units.

(4)

On September 30, 2017, Mr. Brinkworth and Mr. Abel were the only named executive officers who met the retirement criteria of the RUP.  For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plan” in the “Compensation Discussion and Analysis.”  For participants who meet the retirement criteria, upon retirement, all RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 30, 2017 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$500,000	$1,500,000
Accelerated Vesting of Fiscal 2017, 2016 and 2015 LTIP Awards (5)	—	—	—	966,722
Accelerated Vesting of Outstanding RUP Awards (6)	1,271,515	432,058	—	1,271,515
Medical Benefits (3)	—	—	23,983	—
Total	$1,271,515	$432,058	$523,983	$3,738,237

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$330,000	$891,000
Accelerated Vesting of Fiscal 2017, 2016 and 2015 LTIP Awards (5)	—	—	—	487,576
Accelerated Vesting of Outstanding RUP Awards (6)	762,266	233,390	—	762,266
Medical Benefits (3)	—	—	21,802	—
Total	$762,266	$233,390	$351,802	$2,140,842

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$330,000	$891,000
Accelerated Vesting of Fiscal 2017, 2016 and 2015 LTIP Awards (5)	—	—	—	527,690
Accelerated Vesting of Outstanding RUP Awards (6)	684,865	265,136	—	684,865
Medical Benefits (3)	—	—	21,688	—
Total	$684,865	$265,136	$351,688	$2,103,555

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$310,000	$837,000
Accelerated Vesting of Fiscal 2017, 2016 and 2015 LTIP Awards (5)	—	—	—	497,793
Accelerated Vesting of Outstanding RUP Awards (6)	684,865	684,865	—	684,865
Medical Benefits (3)	—	—	21,418	—
Total	$684,865	$684,865	$331,418	$2,019,658

Paul Abel
Cash Compensation (1) (2) (3) (4)	$—	$—	$300,000	$787,500
Accelerated Vesting of Fiscal 2017, 2016 and 2015 LTIP Awards (5)	—	—	—	451,500
Accelerated Vesting of Outstanding RUP Awards (6)	653,119	653,119	—	653,119
Medical Benefits (3)	—	—	10,030	—
Total	$653,119	$653,119	$310,030	$1,892,119

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.
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

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurred at the conclusion of fiscal 2017, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 30, 2017, the fiscal 2017, fiscal 2016 and fiscal 2015 awards would have been subject to this treatment.   For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)

Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of all unvested awards held by a participant at the time of his or her death.  If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient.  Because each of our named executive officers received a RUP award during fiscal 2016, if any or all of the named executive officers had become permanently disabled on September 30, 2017, the following quantities of restricted units would have vested:  Stivala, 16,400; Kuglin, 8,859; Boyd, 10,064; Brinkworth, 25,996 and Abel, 24,791.  The following quantities would have been forfeited:  Stivala, 31,864; Kuglin, 20,075; Boyd, 15,932.  Because all of Mr. Brinkworth’s and Mr. Abel’s unvested awards were subject to the plan’s retirement provisions at the conclusion of fiscal 2017, if Mr. Brinkworth and Mr. Abel had become permanently disabled on September 30, 2017, none of their unvested awards would have been forfeited.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited.  Because all of Mr. Brinkworth’s and Mr. Abel’s unvested awards were subject to the retirement provisions on the last day of fiscal 2017, if Mr. Brinkworth and Mr. Abel had been terminated without cause on September 30, 2017, none of their unvested awards would have been forfeited.

In the event of a change of control, as defined in the RUP document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2017.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Harold R. Logan, Jr.	$125,000	$—	$125,000
Lawrence C. Caldwell	$90,000	$—	$90,000
Matthew J. Chanin	$100,000	$—	$100,000
John D. Collins (3)	$52,500	$—	$52,500
Terence J. Connors (4)	$97,500	$199,425	$296,925
William M. Landuyt	$90,000	$199,425	$289,425
John Hoyt Stookey	$90,000	$—	$90,000
Jane Swift	$90,000	$—	$90,000

(1)

This includes amounts earned for fiscal 2017, including quarterly retainer installments for the fourth quarter of 2017 that were paid in November 2017.  It does not include amounts paid in fiscal 2017 for fiscal 2016 quarterly retainer installments.

(2)

On September 30, 2017, Mr. Logan held 10,311 unvested restricted units, Mr. Caldwell and Mr. Chanin each held 8,859 unvested restricted units, Mr. Connors and Mr. Landuyt each held 9,560 unvested restricted units, and Mr. Collins, Mr. Stookey and Ms. Swift each held 8,848 unvested restricted units.

(3)	Prior to his death on May 10, 2017, Mr. Collins received two quarterly fee payments of $26,250.
(4)

Mr. Connors assumed the role of chair of the Audit Committee following the death of Mr. Collins on May 10, 2017.  As a result, he received two quarterly fee payments of $22,500 and, after he began chairing the Audit Committee, two quarterly fee payments of $26,250.

At its meeting on November 15, 2016, the Compensation Committee approved the following RUP awards with an effective grant date of January 1, 2017 (the date each such person commenced his service on our Board of Supervisors):

Supervisor	Grant Quantities
Mr. Connors	9,560
Mr. Landuyt	9,560

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.  As the Chairman of the Board of Supervisors, Mr. Logan receives an annual cash retainer of $125,000, payable in quarterly installments of $31,250 each.  Each of the other non-employee Supervisors receives an annual cash retainer of $90,000 each, payable in quarterly installments of $22,500.  As Chair of the Compensation Committee, Mr. Chanin receives an additional annual cash retainer of $10,000, payable in quarterly installments of $2,500 each.  As Chair of the Audit Committee, prior to his death Mr. Collins received, and Mr. Connors currently receives, an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each.

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

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2017 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 21, 2017 regarding the beneficial ownership of Common Units by each member of the Board of Supervisors, each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report and all members of the Board of Supervisors and executive officers as a group.  Based upon filings under Section 13(d) or (g) under the Exchange Act, the Partnership does not know of any person or group who beneficially owns more than 5% of the outstanding Common Units.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Michael A. Stivala (a)	70,976	*
Michael A. Kuglin (b)	27,225	*
Steven C. Boyd (c)	55,730	*
Douglas T. Brinkworth (d)	41,994	*
Paul Abel (e)	47,339	*

Harold R. Logan, Jr. (f)	18,492	*
John Hoyt Stookey (g)	23,016	*
Jane Swift (g)	12,150	*
Terence J. Connors (h)	6,687	*
William M. Landuyt (h)	17,187	*
Lawrence C. Caldwell (i)	22,144	*
Matthew J. Chanin (i)	18,873	*

All Members of the Board of Supervisors and Executive Officers, as a group (18 persons) (j)	478,263	*

(1)	With the exception of the 784 units held by the General Partner (see note (a) below), the above listed units may be held in brokerage accounts where they are pledged as security.
(2)	Based upon 61,389,265 Common Units outstanding on November 21, 2017.
*	Less than 1%.
(a)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 66,100 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.

(b)	Excludes 42,474 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(c)	Excludes 39,712 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(d)	Excludes 38,743 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(e)	Excludes 36,804 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(f)	Excludes 3,655 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(g)	Excludes 2,923 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(h)	Excludes 6,373 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(i)	Excludes 2,923 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.
(j)

Inclusive of the unvested restricted units referred to in footnotes (a), (b), (c), (d), (e), (g), (h), (i) and (j) above, the reported number of units excludes 363,099 unvested restricted units, none of which will vest in the 60-day period following November 21, 2017.

Securities Authorized for Issuance Under the Restricted Unit Plan

The following table sets forth certain information, as of September 30, 2017, with respect to the Partnership’s Restricted Unit Plan, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	621,045	(2)	$22.10	855,830
Equity compensation plans not approved by security holders	—		—	—
Total	621,045		$22.10	855,830

(1)	Relates to the Restricted Unit Plan.
(2)	Represents number of restricted units that, as of September 30, 2017, had been granted under the Restricted Unit Plan but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2017 and 2016 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2017	Fiscal 2016
Audit Fees (a)	$2,136,192	$2,308,300
Tax Fees (b)	912,075	971,000
All Other Fees (c)	1,800	1,800
Total	$3,050,067	$3,281,100

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2017 and fiscal 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements

See “Index to Financial Statements” set forth on page F-1.

2.	Financial Statement Schedule

See “Index to Financial Statement Schedule” set forth on page S-1.

3.	Exhibits

See “Index to Exhibits”.  Each management contract or compensatory plan or arrangement is identified with a “#”.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report.  Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

3.1

Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q filed August 9, 2007).

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

4.3

First Supplemental Indenture, dated as of May 27, 2014, relating to the 5.50% Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.4

Second Supplemental Indenture, dated as of February 25, 2015, to the Indenture, dated as of May 27, 2014, relating to the 5.75% Senior Notes due 2025, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed February 25, 2015).

4.5

Third Supplemental Indenture, dated as of February 14, 2017, to the Indenture, dated as of May 27, 2014, relating to the 5.875% Senior Notes due 2027, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed February 14, 2017).

4.6

Support Agreement, dated as of August 1, 2012, among Inergy, L.P., the Partnership and Suburban Energy Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012).

10.1

Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012, August 6, 2013 and May 13, 2015. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 14, 2015). #

10.2

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.3

Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016.  (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed November 16, 2016). #

10.4

Amended and Restated Retirement Savings and Investment Plan of Suburban Propane (effective as of January 1, 2013). (Incorporated by reference to Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.5

First Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2015). (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 23,

2016). #

10.6

Second Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2016). (Incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.7	Third Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective August 1, 2016). (Filed herewith). #

10.8	Fourth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2017). (Filed herewith). #

10.9

Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on From 8-K filed January 20, 2017). #

10.10	Third Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective June 1, 2017). (Filed herewith). #

10.11

Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016.  (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 3, 2016).

10.12

First Amendment, dated as of May 1, 2017, to the Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 4, 2017).

10.13

Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

99.1

Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P., as amended on November 10, 2015. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K filed November 25, 2015).

99.2	Five-Year Performance Graph (Furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 22, 2017	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 22, 2017
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 22, 2017
(Harold R. Logan, Jr.)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 22, 2017
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 22, 2017
(Matthew J. Chanin)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 22, 2017
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 22, 2017
(William M. Landuyt)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 22, 2017
(John Hoyt Stookey)

By:	/s/ JANE SWIFT	Supervisor	November 22, 2017
(Jane Swift)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 22, 2017
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President and Controller	November 22, 2017
(Daniel S. Bloomstein)

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of

Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 30, 2017 and September 24, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 22, 2017

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 24,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,789	$37,341
Accounts receivable, less allowance for doubtful accounts of $3,044 and $2,441, respectively	65,683	53,802
Inventories	53,220	45,352
Other current assets	17,801	10,804
Total current assets	139,493	147,299
Property, plant and equipment, net	692,627	742,129
Goodwill	1,094,635	1,094,635
Other intangible assets, net	219,876	276,329
Other assets	24,652	21,907
Total assets	$2,171,283	$2,282,299
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$38,652	$32,286
Accrued employment and benefit costs	27,402	16,495
Accrued insurance	13,660	16,270
Customer deposits and advances	97,023	106,155
Accrued interest	13,682	16,589
Other current liabilities	19,947	17,259
Total current liabilities	210,366	205,054
Long-term borrowings	1,272,164	1,224,502
Accrued insurance	54,921	43,406
Other liabilities	80,850	101,106
Total liabilities	1,618,301	1,574,068
Commitments and contingencies
Partners' capital:
Common Unitholders (61,105 and 60,789 units issued and outstanding at September 30, 2017 and September 24, 2016, respectively)	581,794	754,063
Accumulated other comprehensive loss	(28,812)	(45,832)
Total partners' capital	552,982	708,231
Total liabilities and partners' capital	$2,171,283	$2,282,299

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Revenues
Propane	$1,011,078	$884,169	$1,176,980
Fuel oil and refined fuels	78,126	68,759	127,495
Natural gas and electricity	55,103	50,763	66,865
All other	43,579	42,420	45,639
	1,187,886	1,046,111	1,416,979
Costs and expenses
Cost of products sold	476,661	361,953	593,380
Operating	410,665	412,756	444,251
General and administrative	57,338	61,149	68,296
Depreciation and amortization	127,938	129,616	133,294
	1,072,602	965,474	1,239,221
Gain on sale of business	—	9,769	—
Operating income	115,284	90,406	177,758
Loss on debt extinguishment	1,567	292	15,072
Interest expense, net	75,263	75,086	77,634
Income before provision for income taxes	38,454	15,028	85,052
Provision for income taxes	459	588	700
Net income	$37,995	$14,440	$84,352
Net income per Common Unit - basic	$0.62	$0.24	$1.39
Weighted average number of Common Units outstanding - basic	61,224	60,956	60,650
Net income per Common Unit - diluted	$0.62	$0.24	$1.38
Weighted average number of Common Units outstanding - diluted	61,542	61,176	60,907

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Net income	$37,995	$14,440	$84,352
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(10)	6	(1,159)
Reclassification of realized losses on cash flow hedges into earnings	215	1,100	1,388
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	10,715	(55)	(5,207)
Recognition in earnings of net actuarial loss for pension settlement	6,100	2,000	2,000
Other comprehensive income (loss)	17,020	3,051	(2,978)
Total comprehensive income	$55,015	$17,491	$81,374

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Cash flows from operating activities:
Net income	$37,995	$14,440	$84,352
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	127,938	129,616	133,294
Loss on debt extinguishment	1,567	292	15,072
Gain on sale of business	—	(9,769)	—
Pension settlement charge	6,100	2,000	2,000
Other, net	9,261	9,181	11,605
Changes in assets and liabilities:
Accounts receivable	(11,881)	6,258	36,986
Inventories	(7,916)	2,415	43,279
Other current and noncurrent assets	(9,613)	2,037	3,223
Accounts payable	7,088	(1,885)	(14,761)
Accrued employment and benefit costs	9,933	(13,055)	5,203
Accrued insurance	8,905	2,593	(5,367)
Customer deposits and advances	(9,132)	1,163	(2,239)
Contributions to defined benefit pension plan	(11,523)	(715)	—
Other current and noncurrent liabilities	1,640	12,537	11,562
Net cash provided by operating activities	160,362	157,108	324,209
Cash flows from investing activities:
Capital expenditures	(28,168)	(38,375)	(41,213)
Acquisition of business	—	(42,945)	(6,500)
Proceeds from sale of property, plant and equipment	5,180	5,950	11,741
Proceeds from sale of business	—	21,465	—
Net cash (used in) investing activities	(22,988)	(53,905)	(35,972)
Cash flows from financing activities:
Proceeds from long-term borrowings	350,000	—	250,000
Repayments of long-term borrowings (includes premium and fees)	(360,931)	—	(260,852)
Proceeds from borrowings under revolving credit facility	374,845	100,000	—
Repayments of borrowings under revolving credit facility	(312,200)	(100,000)	—
Issuance costs associated with long-term borrowings	(7,064)	(2,678)	(4,568)
Partnership distributions	(216,576)	(215,522)	(213,118)
Net cash (used in) financing activities	(171,926)	(218,200)	(228,538)
Net (decrease) increase in cash and cash equivalents	(34,552)	(114,997)	59,699
Cash and cash equivalents at beginning of period	37,341	152,338	92,639
Cash and cash equivalents at end of period	$2,789	$37,341	$152,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,606	$74,289	$75,597

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453
Net income		84,352		84,352
Net unrealized losses on cash flow hedges			(1,159)	(1,159)
Reclassification of realized losses on cash flow hedges into earnings			1,388	1,388
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(5,207)	(5,207)
Recognition in earnings of net actuarial loss for pension settlement			2,000	2,000
Partnership distributions		(213,118)		(213,118)
Common Units issued under Restricted Unit Plans	214
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		8,611		8,611
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320
Net income		14,440		14,440
Net unrealized gains on cash flow hedges			6	6
Reclassification of realized losses on cash flow hedges into earnings			1,100	1,100
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(55)	(55)
Recognition in earnings of net actuarial loss for pension settlement			2,000	2,000
Partnership distributions		(215,522)		(215,522)
Common Units issued under Restricted Unit Plans	258
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,942		7,942
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231
Net income		37,995		37,995
Net unrealized losses on cash flow hedges			(10)	(10)
Reclassification of realized losses on cash flow hedges into earnings			215	215
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			10,715	10,715
Recognition in earnings of net actuarial loss for pension settlement			6,100	6,100
Partnership distributions		(216,576)		(216,576)
Common Units issued under Restricted Unit Plan	316
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		6,312		6,312
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,104,544 Common Units outstanding at September 30, 2017.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through 668 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2017, 2016 or 2015.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2017, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2016 and 2015 included 52 weeks of operations.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges.  The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts.  Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings.  However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2019 and 2025.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 317,632, 220,112 and 256,794 units for fiscal 2017, 2016 and 2015, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform with current period presentation.  See Recently Adopted Accounting Pronouncements, below.

Recently Issued Accounting Pronouncements.  In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).  This update provides guidance on the capitalization, presentation and disclosure of net benefit costs.  ASU 2017-07 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019 and will be applied retrospectively upon adoption.  The Partnership is currently evaluating the impact that the standard will have on the Partnership’s consolidated statements of operations.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This update eliminates the second of the two-step goodwill impairment test, as described above.  Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of ASU 2017-04 is permitted.  The Partnership does not expect the adoption of ASU 2017-04 will have a material impact on the Partnership’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption of ASU 2016-15 is permitted.  The Partnership is currently evaluating the impact that the standard will have on the Partnership’s consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal 2018. Early adoption of ASU 2016-09 is permitted. The adoption of ASU 2016-09 will not have a material impact on the Partnership’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2017, the Partnership adopted new accounting guidance regarding the classification of deferred debt issuance costs under ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. Total deferred debt issuance costs were $19,219 and $17,391 at September 30, 2017 and September 24, 2016, respectively. Deferred debt issuance costs associated with line-of-credit arrangements remain classified as other assets on the Partnership’s consolidated balance sheet.  As of September 30, 2017 and September 24, 2016, the Partnership has reflected $15,481 and $13,670 of such costs as a reduction to long-term debt on the condensed consolidated balance sheets, respectively.  Refer to Note 8, “Long-Term Borrowings” for a tabular display of long-term borrowings.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 30, 2017:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
First Quarter	$0.8875	$0.8875	$0.8750
Second Quarter	0.8875	0.8875	0.8875
Third Quarter	0.8875	0.8875	0.8875
Fourth Quarter	0.6000	0.8875	0.8875

5.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 30,	September 24,
	2017	2016
Propane, fuel oil and refined fuels and natural gas	$51,844	$43,905
Appliances	1,376	1,447
	$53,220	$45,352

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 30,	September 24,
	2017	2016
Land and improvements	$192,256	$193,194
Buildings and improvements	111,013	109,345
Transportation equipment	51,037	57,823
Storage facilities	110,573	110,528
Equipment, primarily tanks and cylinders	849,175	845,650
Computer software	53,826	52,643
Construction in progress	4,248	3,845
	1,372,128	1,373,028
Less: accumulated depreciation	(679,501)	(630,899)
	$692,627	$742,129

Depreciation expense for fiscal 2017, 2016 and 2015 amounted to $71,484, $72,471 and $75,920, respectively.

6.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2017 and fiscal 2016 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 30, 2017 and September 24, 2016
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Other intangible assets consist of the following:

	As of
	September 30,	September 24,
	2017	2016
Customer relationships	$492,656	$492,656
Non-compete agreements	31,040	31,040
Other	1,967	1,967
	525,663	525,663
Less: accumulated amortization
Customer relationships	(279,287)	(225,634)
Non-compete agreements	(25,242)	(22,533)
Other	(1,258)	(1,167)
	(305,787)	(249,334)
	$219,876	$276,329

Aggregate amortization expense related to other intangible assets for fiscal 2017, 2016 and 2015 was $56,454, $57,145 and $57,374, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 30, 2017 is estimated as follows: 2018 - $56,094; 2019 - $55,071; 2020 - $54,086; 2021 - $44,577; and 2022 - $3,457.

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Current
Federal	$13	$7	$23
State and local	446	581	677
	459	588	700
Deferred	—	—	—
	$459	$588	$700

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Income tax provision at federal statutory tax rate	$13,459	$5,260	$29,768
Impact of Partnership income not subject to federal income taxes	(13,892)	(9,844)	(32,148)
Permanent differences	3	182	210
Change in valuation allowance	406	4,737	2,181
State income taxes	864	(211)	253
Other	(381)	464	436
Provision for income taxes - current	$459	$588	$700

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 30,	September 24,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$59,731	$60,628
Allowance for doubtful accounts	315	184
Inventory	572	457
Deferred revenue	1,041	1,091
AMT credit carryforward	1,086	1,086
Other accruals	1,883	1,179
Total deferred tax assets	64,628	64,625
Deferred tax liabilities:
Intangible assets	1,223	775
Property, plant and equipment	4,217	5,068
Total deferred tax liabilities	5,440	5,843
Net deferred tax assets	59,188	58,782
Valuation allowance	(59,188)	(58,782)
Net deferred tax assets	$—	$—

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 30,	September 24,
	2017	2016 (1)
7.375% senior notes, due August 1, 2021, including unamortized premium of $-0- and $16,992, respectively	$—	$363,172
5.5% senior notes, due June 1, 2024	525,000	525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes, due March 1, 2027	350,000	—
Revolving Credit Facility, due March 3, 2021	162,645	100,000
Subtotal	1,287,645	1,238,172

Less: unamortized debt issuance costs	(15,481)	(13,670)
	$1,272,164	$1,224,502
(1)

Long-term borrowings as of September 24, 2016 reflect the retrospective impact from the adoption of new accounting guidance regarding the balance sheet classification of debt issuance costs (See Note 2).

Senior Notes

2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in conjunction with the acquisition of the retail propane assets and operations of Inergy, L.P. (“Inergy”). The 2021 Senior Notes required semi-annual interest payments in February and August.  On December 19, 2012, the Partnership completed an offer to exchange its then-outstanding unregistered 7.375% senior notes due 2021 for an equal principal amount of 7.375% senior notes due 2021 that were registered under the Securities Act of 1933, as amended.

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

2024 Senior Notes

On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”).  The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.5% senior notes due 2018.

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

The 2027 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after March 1, 2022, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2022	102.938%
2023	101.958%
2024	100.979%
2025 and thereafter	100.000%

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $162,645 and $100,000 was outstanding as of September 30, 2017 and September 24, 2016, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the March 3, 2016 amendment and restatement, the Partnership recognized a non-cash charge of $292 during the second quarter of fiscal 2016 to write off a portion of unamortized debt origination costs of the previous credit agreement.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of September 30, 2017, the interest rate for borrowings under the Revolving Credit Facility was approximately 3.8%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

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

As of September 30, 2017, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $41,413 which expire periodically through April 3, 2018.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 30, 2017.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Amended Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Amended Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. During fiscal 2017, the Partnership recognized charges of $1,567 to write-off unamortized debt origination costs associated with the tender offer and redemption of its 2021 Senior Notes and capitalized $6,100 in connection with the issuance of the 2027 Senior Notes.  During fiscal 2016, the Partnership recognized charges of $292 to write-off unamortized debt origination costs and capitalized $2,678 in costs incurred in connection with the amendments to the Amended Credit Agreement.  During fiscal 2015, the Partnership recognized charges of $2,855 to write-off unamortized debt origination costs associated with the tender offer and redemption of its 2020 Senior Notes.  Other assets at September 30, 2017 and September 24, 2016 include debt origination costs associated with our Amended Credit Agreement with a net carrying amount of $3,738 and $3,721, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 30, 2017 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $162,645; fiscal 2022: $-0-; and thereafter: $1,125,000.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of September 30, 2017.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plan:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 27, 2014	694,927	$32.07
Awarded	154,403	37.59
Forfeited	(7,607)	(31.04)
Vested	(214,324)	(36.68)
Outstanding September 26, 2015	627,399	31.87
Awarded	307,559	23.62
Forfeited	(12,057)	(25.44)
Vested (1)	(268,781)	(35.19)
Outstanding September 24, 2016	654,120	26.74
Awarded	323,715	21.00
Forfeited	(6,737)	(23.51)
Vested (1)	(350,053)	(29.74)
Outstanding September 30, 2017	621,045	$22.10

(1)

During fiscal 2017 and 2016, the Partnership withheld 34,883 and 10,477, respectively, Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 30, 2017, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $3,144. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plan for fiscal 2017, 2016 and 2015 was $7,286, $8,256 and $8,611, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $778 for the year ended September 30, 2017.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership. Compensation expense (income), which includes adjustments to previously recognized compensation expense (income) for current period changes in the fair value of unvested awards, for fiscal 2017, 2016 and 2015 was ($389), ($1,362) and $1,814, respectively.  The cash payouts in fiscal 2017, 2016 and 2015, which related to the fiscal 2014, 2013 and 2012 awards, were $-0-, $1,473 and $-0-, respectively.

10.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan prior to the 2017 calendar year were a percentage of the participating employees’ elective contributions based on a sliding scale depending on the Partnership’s achievement of annual fiscal performance targets.  Pursuant to an amendment to the 401(k) Plan adopted as of January 1, 2017, the employer contribution will be a match of $0.50 on up to 6% of eligible compensation contributed beginning with the 2017 calendar year with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved.  These contribution costs were $4,041, $1,477 and $1,844 for fiscal 2017, 2016 and 2015, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  Contributions of $11,523 and $715 were made by the Partnership in fiscal 2017 and 2016, respectively.  There were no minimum funding requirements for the defined benefit pension plan in fiscal 2015.  In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

Retiree Health and Life Benefits.  The Partnership provides postretirement health care and life insurance benefits for certain retired employees.  Partnership employees hired prior to July 1993 and who retired prior to March 1998 are eligible for postretirement health care benefits if they reached a specified retirement age while working for the Partnership.  Partnership employees hired prior to July 1993 and who retired prior to January 1998 are eligible for life insurance benefits if they reached a specified retirement age while working for the Partnership. Effective January 1, 2017, the Partnership terminated postretirement life insurance benefits to all retirees that retired after December 31, 1997.  Effective March 31, 1998, the Partnership froze participation in its postretirement health care benefit plan, with no new retirees eligible to participate in the plan. All active employees who were eligible to receive health care benefits under the postretirement plan subsequent to March 1, 1998, were provided an increase to their accumulated benefits under the cash balance pension plan.  The Partnership’s postretirement health care and life insurance benefit plans are unfunded.  Effective January 1, 2006, the Partnership changed its postretirement health care plan from a self-insured program to one that is fully insured under which the Partnership pays a portion of the insurance premium on behalf of the eligible participants.

The Partnership recognizes the funded status of pension and other postretirement benefit plans as an asset or liability on the balance sheet and recognizes changes in the funded status in other comprehensive income (loss) in the year the changes occur.  The Partnership uses the date of its consolidated financial statements as the measurement date of plan assets and obligations.

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2017 and 2016 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2017	2016	2017	2016
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$150,363	$146,907	$13,778	$15,294
Interest cost	4,164	5,041	385	520
Actuarial (gain) loss	(4,018)	11,547	123	(1,198)
Lump sum benefits paid	(20,799)	(5,816)	—	—
Ordinary benefits paid	(7,063)	(7,316)	(1,187)	(838)
Plan amendment	—	—	(3,246)	—
Benefit obligation at end of year	$122,647	$150,363	$9,853	$13,778

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$101,077	$104,303	$—	$—
Actual return on plan assets	911	9,191	—	—
Employer contributions	11,523	715	1,187	838
Lump sum benefits paid	(20,799)	(5,816)	—	—
Ordinary benefits paid	(7,063)	(7,316)	(1,187)	(838)
Fair value of plan assets at end of year	$85,649	$101,077	$—	$—

Funded status:
Funded status at end of year	$(36,998)	$(49,286)	$(9,853)	$(13,778)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(36,998)	$(49,286)	$(9,853)	$(13,778)
Less: current portion	—	—	1,243	922
Noncurrent benefit liability	$(36,998)	$(49,286)	$(8,610)	$(12,856)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(37,311)	$(51,391)	$5,253	$5,764
Prior service credits	—	—	3,246	—
Net amount recognized in accumulated other comprehensive (loss) income	$(37,311)	$(51,391)	$8,499	$5,764

The amounts in accumulated other comprehensive loss as of September 30, 2017 that are expected to be recognized as components of net periodic benefit costs during fiscal 2018 are expenses of $3,683 and credits of ($1,152) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September 30,	September 24,
	2017	2016
Fixed income securities	85%	85%
Equity securities	15%	15%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments.  Commingled funds are valued at the net asset value of its underlying securities.  The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 30,	September 24,
	2017	2016
Short term investments (1)	$1,498	$1,456

Equity securities: (1) (2)
Domestic	4,701	5,397
International	8,006	9,501

Fixed income securities (1) (3)	71,444	84,723
	$85,649	$101,077

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments.  The Partnership expects to contribute approximately $10,290 to the defined benefit pension plan during fiscal 2018.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2018	$27,178	$1,243
2019	10,212	1,166
2020	9,383	1,074
2021	9,760	988
2022	8,761	901
2023 through 2027	36,652	3,231

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2018 will elect to receive a benefit payment in fiscal 2018.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2017, 2016 and 2015:

	Pension Benefits			Retiree Health and Life Benefits
	2017	2016	2015	2017	2016	2015
Interest cost	$4,164	$5,041	$5,128	$385	$520	$575
Expected return on plan assets	(2,150)	(3,418)	(4,913)	—	—	—
Amortization of prior service credit	—	—	—	—	(399)	(490)
Settlement charge	6,100	2,000	2,000	—	—	—
Recognized net actuarial loss (gain)	5,201	5,218	4,522	(389)	(299)	(196)
Net periodic benefit costs	$13,315	$8,841	$6,737	$(4)	$(178)	$(111)

Effective June 1, 2017, the Partnership amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  Lump sum pension settlement payments for fiscal 2017 included $16,237 in benefits paid to those that participated in this limited-time opportunity, which expired in August 2017.

During fiscal 2017, fiscal 2016 and fiscal 2015, lump sum pension settlement payments to either terminated or retired individuals amounted to $20,799, $5,816 and $5,777, respectively, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $4,164, $5,041 and $5,128, respectively. As a result, the Partnership was required to recognize a non-cash settlement charge of $6,100, $2,000 and $2,000 during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 30, 2017 and September 24, 2016 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2017	2016	2017	2016
Weighted-average discount rate	3.500%	3.125%	3.000%	2.875%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	6.570%	6.840%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2017, 2016 and 2015 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average discount rate	3.125%	3.875%	3.875%	2.875%	3.500%	3.500%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.400%	3.900%	4.900%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	6.840%	7.100%	7.120%

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

The 6.57% increase in health care costs assumed at September 30, 2017 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 30, 2017 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2017.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs.  During fiscal 2015, the Partnership accrued $11,300 for its further voluntary partial withdrawal, and during fiscal 2016 the Partnership accrued an additional $6,600 for its voluntary full withdrawal.  As of September 30, 2017 and September 24, 2016, the Partnership’s estimated obligation to these MEPPs was $23,665 and $24,205, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal year ended September 30, 2017 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2017	2016	FIP/RP Status	2017	2016	2015	Total Plan Contributions	date of CBA
Local 282 Pension Trust (a)	11-6245313	Green	Green	n/a	$252	$281	$269	No	August 2019
Teamsters Industrial Employees Pension Fund (b)	22-6099363	Green	Green	n/a	190	207	200	No	March 2021
Other (c)				n/a	25	260	604	No	n/a
					$467	$748	$1,073

(a)	Based on most recent available valuation information for plan year ended February 2016.
(b)	Based on most recent available valuation information for plan year ended December 2015.
(c)	Includes the MEPPs from which the Partnership withdrew.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,089, $1,446 and $1,817 for fiscal 2017, 2016 and 2015, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 30, 2017 and September 24, 2016, respectively:

	As of September 30, 2017		As of September 24, 2016
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$11,164	Other current assets	$3,306
	Other assets	771	Other assets	1,546
		$11,935		$4,852

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$—	Other current liabilities	$205
		$—		$205
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,978	Other current liabilities	$1,002
	Other liabilities	432	Other liabilities	1,353
		$2,410		$2,355

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2017		Fiscal 2016
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$809	$—	$2,781	$347
Beginning balance realized during the period	(667)	—	(2,781)	(347)
Contracts purchased during the period	3,686	737	809	—
Change in the fair value of outstanding contracts	280	—	—	—
Ending balance of over-the-counter options	$4,108	$737	$809	$—

As of September 30, 2017 and September 24, 2016, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and six months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2017, 2016 and 2015 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses)	Accumulated OCI into Income
	Recognized in OCI	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Location	Amount
Interest rate swaps:
Fiscal 2017	$(10)	Interest expense	$(215)

Fiscal 2016	$6	Interest expense	$(1,100)

Fiscal 2015	$(1,159)	Interest expense	$(1,388)

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:
Fiscal 2017	Cost of products sold	$6,277

Fiscal 2016	Cost of products sold	$(1,190)

Fiscal 2015	Cost of products sold	$1,855

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 30, 2017
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$16,378	$(4,443)	$11,935
	$16,378	$(4,443)	$11,935

Liability Derivatives
Commodity-related derivatives	$6,853	$(4,443)	$2,410
	$6,853	$(4,443)	$2,410

	As of September 24, 2016
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,842	$(1,990)	$4,852
Interest rate swap	230	(230)	—
	$7,072	$(2,220)	$4,852

Liability Derivatives
Commodity-related derivatives	$4,345	$(1,990)	$2,355
Interest rate swap	435	(230)	205
	$4,780	$(2,220)	$2,560

The Partnership had $-0- and $206 posted cash collateral as of September 30, 2017 and September 24, 2016, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by 668 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2017, 2016 or 2015 and no concentration of receivables exists as of September 30, 2017 or September 24, 2016.

During fiscal 2017, Crestwood Equity Partners L.P., Targa Liquids Marketing and Trade LLC, Phillips 66 Company, Enterprise Products Partners L.P. and Plains Marketing Company provided approximately 19%, 14%, 11%, 11% and 10% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2017.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2024 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes was, $527,888, $248,750, $349,125 respectively, as of September 30, 2017.

12.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.  Rental expense under operating leases was $30,582, $29,171 and $32,737 for fiscal 2017, 2016 and 2015, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 30, 2017 are as follows:

Fiscal Year	Minimum Lease Payments
2018	$22,126
2019	17,971
2020	15,144
2021	11,506
2022	7,282
2023 and thereafter	13,729

Contingencies

Self-Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  At September 30, 2017 and September 24, 2016, the Partnership had accrued liabilities of $68,581 and $59,676, respectively, representing the total estimated losses under these self-insurance programs.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,626 and $15,524 as of September 30, 2017 and September 24, 2016, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2024.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,704 as of September 30, 2017.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 30, 2017 and September 24, 2016.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 30, 2017, September 24, 2016 and September 26, 2015:

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Cash Flow Hedges
Balance, beginning of period	$(205)	$(1,311)	$(1,540)
Other comprehensive income before reclassifications:
Unrealized gains (losses)	(10)	6	(1,159)
Reclassifications to earnings:
Realized losses (a)	215	1,100	1,388
Other comprehensive income	205	1,106	229
Balance, end of period	$—	$(205)	$(1,311)

Pension Benefits
Balance, beginning of period	$(51,391)	$(52,836)	$(49,034)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	2,779	(5,773)	(10,324)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (b)	6,100	2,000	2,000
Amortization of net loss (b)	5,201	5,218	4,522
Other comprehensive income (loss)	14,080	1,445	(3,802)
Balance, end of period	$(37,311)	$(51,391)	$(52,836)

Postretirement Benefits
Balance, beginning of period	$5,764	$5,264	$4,669
Other comprehensive income before reclassifications:
Prior service credits	$3,246	$—	$—
Net change in plan obligation	(122)	1,198	1,281
Reclassifications to earnings:
Amortization of prior service credits (b)	—	(399)	(490)
Amortization of net gain (b)	(389)	(299)	(196)
Other comprehensive income (loss)	2,735	500	595
Balance, end of period	$8,499	$5,764	$5,264

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(45,832)	$(48,883)	$(45,905)
Other comprehensive income before reclassifications	5,893	(4,569)	(10,202)
Recognition of net actuarial loss for pension settlement	6,100	2,000	2,000
Reclassifications to earnings	5,027	5,620	5,224
Other comprehensive income (loss)	17,020	3,051	(2,978)
Balance, end of period	$(28,812)	$(45,832)	$(48,883)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 10, “Employee Benefit Plans”.

15.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
Revenues:
Propane	$1,011,078	$884,169	$1,176,980
Fuel oil and refined fuels	78,126	68,759	127,495
Natural gas and electricity	55,103	50,763	66,865
All other	43,579	42,420	45,639
Total revenues	$1,187,886	$1,046,111	$1,416,979

Operating income (loss):
Propane	$205,035	$184,213	$280,761
Fuel oil and refined fuels	8,552	5,649	7,621
Natural gas and electricity	13,826	10,755	14,614
All other	(23,017)	(25,945)	(25,409)
Corporate	(89,112)	(84,266)	(99,829)
Total operating income	115,284	90,406	177,758

Reconciliation to net income:
Loss on debt extinguishment	1,567	292	15,072
Interest expense, net	75,263	75,086	77,634
Provision for income taxes	459	588	700
Net income	$37,995	$14,440	$84,352

Depreciation and amortization:
Propane	$111,374	$110,067	$110,728
Fuel oil and refined fuels	2,610	2,725	3,885
Natural gas and electricity	—	3	8
All other	283	304	288
Corporate	13,671	16,517	18,385
Total depreciation and amortization	$127,938	$129,616	$133,294

	As of
	September 30,	September 24,
	2017	2016
Assets:
Propane	$2,066,997	$2,141,108
Fuel oil and refined fuels	49,863	53,266
Natural gas and electricity	12,455	13,415
All other	2,147	2,185
Corporate	39,821	72,325
Total assets	$2,171,283	$2,282,299

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 30, 2017, September 24, 2016 and September 26, 2015	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 26, 2015
Allowance for doubtful accounts	$11,122	$(397)	$—	$(7,205)	$3,520
Valuation allowance for deferred tax assets	51,864	2,181	—	—	54,045
Year Ended September 24, 2016
Allowance for doubtful accounts	$3,520	$1,146	$—	$(2,225)	$2,441
Valuation allowance for deferred tax assets	54,045	4,737	—	—	58,782
Year Ended September 30, 2017
Allowance for doubtful accounts	$2,441	$3,545	$—	$(2,942)	$3,044
Valuation allowance for deferred tax assets	58,782	406	—	—	59,188

(a)	Represents amounts that did not impact earnings.

S-2