Form 10-Q
period 2017-12-30
SUBURBAN PROPANE PARTNERS LP
filed 2018-02-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2017

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

At February 5, 2018, there were 61,393,674 Common Units of Suburban Propane Partners, L.P. outstanding.

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 30,	September 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,907	$2,789
Accounts receivable, less allowance for doubtful accounts of $3,744 and $3,044, respectively	138,788	65,683
Inventories	61,761	53,220
Other current assets	26,253	17,801
Total current assets	232,709	139,493
Property, plant and equipment, net	677,562	692,627
Goodwill	1,093,470	1,094,635
Other intangible assets, net	207,900	219,876
Other assets	24,731	24,652
Total assets	$2,236,372	$2,171,283
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$73,498	$38,652
Accrued employment and benefit costs	21,625	27,402
Customer deposits and advances	79,098	97,023
Accrued interest	16,766	13,682
Other current liabilities	31,657	33,607
Total current liabilities	222,644	210,366
Long-term borrowings	1,319,969	1,272,164
Accrued insurance	55,756	54,921
Other liabilities	81,956	80,850
Total liabilities	1,680,325	1,618,301
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,389 and 61,105 units issued and outstanding at December 30, 2017 and September 30, 2017, respectively)	584,102	581,794
Accumulated other comprehensive loss	(28,055)	(28,812)
Total partners’ capital	556,047	552,982
Total liabilities and partners’ capital	$2,236,372	$2,171,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 30,	December 24,
	2017	2016
Revenues
Propane	$322,130	$269,459
Fuel oil and refined fuels	25,315	22,096
Natural gas and electricity	13,147	13,067
All other	12,685	12,685
	373,277	317,307
Costs and expenses
Cost of products sold	165,189	118,165
Operating	99,611	99,349
General and administrative	16,775	15,047
Depreciation and amortization	31,131	31,261
	312,706	263,822
Loss on sale of business	4,823	—
Operating income	55,748	53,485
Interest expense, net	19,514	18,831
Income before (benefit from) provision for income taxes	36,234	34,654
(Benefit from) provision for income taxes	(934)	165
Net income	$37,168	$34,489
Net income per Common Unit - basic	$0.61	$0.57
Weighted average number of Common Units outstanding - basic	61,333	61,042
Net income per Common Unit - diluted	$0.60	$0.56
Weighted average number of Common Units outstanding - diluted	61,525	61,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 30,	December 24,
	2017	2016
Net income	$37,168	$34,489
Other comprehensive income:
Net unrealized (losses) on cash flow hedges	—	(5)
Reclassification of realized losses on cash flow hedges into earnings	—	200
Amortization of net actuarial losses and prior service credits into earnings	757	1,203
Other comprehensive income	757	1,398
Total comprehensive income	$37,925	$35,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	December 30,	December 24,
	2017	2016
Cash flows from operating activities:
Net income	$37,168	$34,489
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	31,131	31,261
Loss on sale of business	4,823	—
Other, net	2,432	2,541
Changes in assets and liabilities:
Accounts receivable	(73,005)	(55,039)
Inventories	(8,511)	(8,451)
Other current and noncurrent assets	(7,779)	(7,335)
Accounts payable	36,316	36,213
Accrued employment and benefit costs	(5,776)	4,453
Customer deposits and advances	(17,925)	(13,820)
Contribution to defined benefit pension plan	—	(1,396)
Other current and noncurrent liabilities	2,832	323
Net cash provided by operating activities	1,706	23,239
Cash flows from investing activities:
Capital expenditures	(8,499)	(6,828)
Acquisition of business	(4,051)	—
Proceeds from sale of business	2,800	—
Proceeds from sale of property, plant and equipment	1,372	2,098
Net cash (used in) investing activities	(8,378)	(4,730)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	113,800	57,500
Repayments of borrowings under revolving credit facility	(66,500)	(54,100)
Partnership distributions	(36,663)	(53,952)
Other, net	(847)	(736)
Net cash provided by (used in) financing activities	9,790	(51,288)
Net increase (decrease) in cash and cash equivalents	3,118	(32,779)
Cash and cash equivalents at beginning of period	2,789	37,341
Cash and cash equivalents at end of period	$5,907	$4,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		37,168		37,168
Other comprehensive income			757	757
Partnership distributions		(36,663)		(36,663)
Common Units issued under Restricted Unit Plans	284
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		1,803		1,803
Balance at December 30, 2017	61,389	$584,102	$(28,055)	$556,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,389,265 Common Units outstanding at December 30, 2017.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, (the “Partnership Agreement”) as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally thirteen weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2017, the corresponding fourth quarter is fourteen weeks in duration.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This update eliminates the second of the two-step goodwill impairment test, as described in Note 6, “Goodwill and Other Intangible Assets.”  Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of ASU 2017-04 is permitted.  The Partnership does not expect the adoption of ASU 2017-04 will have a material impact on the Partnership’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2018, the Partnership adopted new accounting guidance regarding stock-based compensation under ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Cash payments made to the taxing authorities on employees’ behalf for withheld shares are now presented as financing activities on the condensed consolidated statement of cash flows, rather than operating activities.  The amounts paid to federal and state taxing authorities were $847 and $736 for the three months ended December 30, 2017 and December 24, 2016, respectively.

3.	Acquisition and Disposition of Businesses

On November 7, 2017, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $4,871, including $750 for non-compete consideration, plus working capital acquired.  As of December 30, 2017, $4,051 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The purchase price allocation and results of operations the acquired business were not material to the Partnership’s condensed consolidated financial position and statement of operations.

On December 8, 2017, the Operating Partnership sold certain assets and operations in a non-strategic market of its propane segment for $2,800, plus working capital consideration, resulting in a loss of $4,823 that was recognized during the first quarter of fiscal 2018, principally for the allocated goodwill and other identifiable intangible assets associated with this business.  The corresponding net assets and results of operations were not material to the Partnership’s condensed consolidated results of operations, financial position and cash flows.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 30, 2017 and September 30, 2017, respectively:

	As of December 30, 2017		As of September 30, 2017
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$10,738	Other current assets	$11,164
	Other assets	—	Other assets	771
		$10,738		$11,935

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,342	Other current liabilities	$1,978
	Other liabilities	274	Other liabilities	432
		$2,616		$2,410

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 30, 2017		December 24, 2016
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,108	$737	$809	$—
Beginning balance realized during the period	(313)	—	—	—
Contracts purchased during the period	—	—	48	—
Change in the fair value of outstanding contracts	122	(305)	332	—
Ending balance of over-the-counter options	$3,917	$432	$1,189	$—

As of December 30, 2017 and September 30, 2017, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and five months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three months ended December 30, 2017 and December 24, 2016 are as follows:

	Three Months Ended December 30, 2017			Three Months Ended December 24, 2016
Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$—	Interest expense	$—	$(5)	Interest expense	$(200)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(1,531)		Cost of products sold	$459

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 30, 2017			As of September 30, 2017
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$12,435	$(1,697)	$10,738	$16,378	$(4,443)	$11,935

Liability Derivatives
Commodity-related derivatives	$4,313	$(1,697)	$2,616	$6,853	$(4,443)	$2,410

The Partnership had no posted cash collateral as of December 30, 2017 and September 30, 2017 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 8) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 8) of the Partnership are as follows:

	As of
	December 30,	September 30,
	2017	2017
5.5% senior notes due June 1, 2024	$522,375	$527,888
5.75% senior notes due March 1, 2025	246,875	248,750
5.875% senior notes due March 1, 2027	343,980	349,125
	$1,113,230	$1,125,763

5.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.  Inventories consist of the following:

	As of
	December 30,	September 30,
	2017	2017
Propane, fuel oil and refined fuels and natural gas	$60,226	$51,844
Appliances	1,535	1,376
	$61,761	$53,220

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 30, 2017
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Fiscal 2018 Activity
Goodwill disposed (2)	(1,165)	—	—	(1,165)

Balance as of December 30, 2017
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Other intangible assets consist of the following:

	As of
	December 30,	September 30,
	2017	2017
Customer relationships (1) (2)	$491,461	$492,656
Non-compete agreements (1)	31,790	31,040
Other	1,967	1,967
	525,218	525,663

Less: accumulated amortization
Customer relationships	(290,131)	(279,287)
Non-compete agreements	(25,906)	(25,242)
Other	(1,281)	(1,258)
	(317,318)	(305,787)
	$207,900	$219,876

(1)	Reflects the impact from the acquisition (Note 3).
(2)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (Note 3).

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 191,893 and 190,259 units for the three months ended December 30, 2017 and December 24, 2016, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 30,	September 30,
	2017	2017
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	209,945	162,645
Subtotal	1,334,945	1,287,645

Less: unamortized debt issuance costs	(14,976)	(15,481)
	$1,319,969	$1,272,164

Senior Notes

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

2027 Senior Notes

On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the previously outstanding 7.375% senior notes due in 2021.

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $209,945 and $162,645 was outstanding as of December 30, 2017 and September 30, 2017, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The Amended Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s Consolidated Interest Coverage Ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter, (b) prohibiting the Total Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.95 to 1.0 for each fiscal quarter ending in December 2017, and March and June 2018, 5.75 to 1.0 for the fiscal quarter ending in September 2018, and 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter, and (c) prohibiting the Senior Secured Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of December 30, 2017, the interest rate for borrowings under the Revolving Credit Facility was approximately 3.8%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

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

As of December 30, 2017, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $45,626 which expire periodically through November 1, 2018.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 30, 2017.

The aggregate amounts of long-term debt maturities subsequent to December 30, 2017 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $209,945; fiscal 2022: $-0-; and thereafter: $1,125,000.

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

On January 25, 2018, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2018, payable on February 13, 2018 to holders of record on February 6, 2018.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of December 30, 2017.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 30, 2017, the Partnership awarded 424,431 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $8,285.  The following is a summary of activity for the Restricted Unit Plan for the three months ended December 30, 2017:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2017	621,045	$22.10
Awarded	424,431	19.52
Forfeited	(9,226)	(19.78)
Vested (with Common Units issued)	(319,109)	(24.48)
Outstanding December 30, 2017	717,141	$19.54

As of December 30, 2017, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $8,627.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three months ended December 30, 2017 and December 24, 2016 was $2,649 and $2,875, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three months ended December 30, 2017 and December 24, 2016 was $207 and $-0-, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 30, 2017 and December 24, 2016 reflected expense of $1,632, and income of $986, respectively. As of December 30, 2017 and September 30, 2017, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,268 and $1,637, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 30, 2017 and September 30, 2017, the Partnership had accrued insurance liabilities of $70,536 and $68,581, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,626  as of December 30, 2017 and September 30, 2017.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2024.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,816 as of December 30, 2017.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 30, 2017 and September 30, 2017.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 30,	December 24,
	2017	2016
Interest cost	$944	$1,041
Expected return on plan assets	(474)	(537)
Amortization of net loss	921	1,300
Net periodic benefit cost	$1,391	$1,804

	Postretirement Benefits
	Three Months Ended
	December 30,	December 24,
	2017	2016
Interest cost	$69	$96
Amortization of prior service credits	(124)	—
Amortization of net (gain)	(164)	(97)
Net periodic benefit cost	$(219)	$(1)

The Partnership expects to contribute approximately $10,290 to the defined benefit pension plan during fiscal 2018, of which $-0- was contributed during the three months ended December 30, 2017. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2018 is $1,243, of which $258 was contributed during the three months ended December 30, 2017.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 30, 2017 and September 30, 2017, the Partnership’s estimated obligation to these MEPPs was $23,389 and $23,665, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended December 30, 2017 and December 24, 2016:

	Three Months Ended
	December 30,	December 24,
	2017	2016
Cash Flow Hedges
Balance, beginning of period	$—	$(205)
Other comprehensive income before reclassifications:
Unrealized (losses)	—	(5)
Reclassifications to earnings:
Realized losses (a)	—	200
Other comprehensive income	—	195
Balance, end of period	$—	$(10)

Pension Benefits
Balance, beginning of period	$(37,311)	$(51,391)
Reclassifications to earnings:
Amortization of net loss (b)	921	1,300
Other comprehensive income	921	1,300
Balance, end of period	$(36,390)	$(50,091)

Postretirement Benefits
Balance, beginning of period	$8,499	$5,764
Reclassifications to earnings:
Amortization of net gain (b)	(164)	(97)
Other comprehensive loss	(164)	(97)
Balance, end of period	$8,335	$5,667

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(28,812)	$(45,832)
Other comprehensive income before reclassifications	—	(5)
Reclassifications to earnings	757	1,403
Other comprehensive income	757	1,398
Balance, end of period	$(28,055)	$(44,434)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits.”

15.	Income Taxes

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

As described in Note 1, the earnings of the Corporate Entities are subject to corporate level federal and state income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of the AMT credit carryforward; see below) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings.  Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was signed into law, which enacted significant changes to U.S. tax and related laws.  Some of the provisions of the 2017 Act that could affect the Partnership, the Operating Partnership and their subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and full expensing for certain qualified property.

The 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards fully refundable without regard to future taxable income. Accordingly, the Partnership concluded that the existing valuation allowance on the AMT credit carryforwards of the Corporate Entities should be released as part of accounting for tax reform. The reversal of the valuation allowance resulted in a $1,086 discrete deferred tax benefit being recorded during the first quarter of fiscal 2018.  The Partnership remeasured all other federal net deferred tax assets of the Corporate Entities using the new 21% federal income tax rate and correspondingly adjusted the full valuation allowance.  The blended corporate tax federal rate requirements of Internal Revenue Code Section 15 do not apply because the Corporate Entities are calendar-year tax filers.

The Partnership will continue to analyze the 2017 Act to determine the full effects of the new law on its consolidated financial statements.

16.	Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity.  The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit).  Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 30,	December 24,
	2017	2016
Revenues:
Propane	$322,130	$269,459
Fuel oil and refined fuels	25,315	22,096
Natural gas and electricity	13,147	13,067
All other	12,685	12,685
Total revenues	$373,277	$317,307
Operating income (loss):
Propane (1)	$74,551	$74,663
Fuel oil and refined fuels	3,824	2,848
Natural gas and electricity	3,485	3,120
All other	(5,233)	(5,206)
Corporate	(20,879)	(21,940)
Total operating income	55,748	53,485
Reconciliation to net income:
Interest expense, net	19,514	18,831
(Benefit from) provision for income taxes	(934)	165
Net income	$37,168	$34,489
Depreciation and amortization:
Propane	$27,781	$27,384
Fuel oil and refined fuels	579	631
Natural gas and electricity	—	—
All other	50	70
Corporate	2,721	3,176
Total depreciation and amortization	$31,131	$31,261

	As of
	December 30,	September 30,
	2017	2017
Assets:
Propane	$2,110,715	$2,066,997
Fuel oil and refined fuels	54,943	49,863
Natural gas and electricity	15,816	12,455
All other	3,753	2,147
Corporate	51,145	39,821
Total assets	$2,236,372	$2,171,283

(1)	Includes the loss on sale of business of $4,823 for the three months ended December 30, 2017 (see Note 3).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 30, 2017. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2018 was $37.2 million, or $0.61 per Common Unit, compared to net income of $34.5 million, or $0.57 per Common Unit, in the prior year first quarter.

Net income and EBITDA for the first quarter of fiscal 2018 included a $4.8 million loss from the sale of certain assets and operations in a non-strategic market of the propane segment.  Excluding the effect of the foregoing item and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) increased $8.9 million, or 10.6%, to $93.2 million for the first quarter of fiscal 2018, compared to $84.3 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2018 of 125.0 million gallons increased 5.4% compared to the prior year first quarter.  Sales of fuel oil and other refined fuels of 9.1 million gallons in the first quarter of fiscal 2018 increased 1.2% compared to the prior year first quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the first quarter of fiscal 2018 were 8% warmer than normal, yet 6% cooler than the prior year first quarter.

Revenues in the first quarter of fiscal 2018 of $373.3 million increased $56.0 million, or 17.6%, compared to the prior year first quarter, primarily due to higher volumes sold and higher average retail selling prices associated with higher average wholesale costs. Average posted propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2018 were 63.7% higher than the prior year first quarter. Cost of products sold for the first quarter of fiscal 2018 of $165.2 million increased $47.0 million, or 39.8%, compared to $118.2 million in the prior year first quarter, primarily due to higher volumes sold and higher wholesale costs. Cost of products sold for the first quarter of fiscal 2018 included a $1.5 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.5 million unrealized (non-cash) gain in the prior year first quarter.  Excluding these unrealized gains and losses, propane unit margins for the first quarter of fiscal 2018 were flat compared to the prior year first quarter.

Combined operating and general and administrative expenses of $116.4 million for the first quarter of fiscal 2018 increased $2.0 million, or 1.7%, compared to the prior year first quarter, primarily due to higher variable operating costs attributable to an increase in operational activities, higher variable compensation expense associated with higher earnings and an increase in general insurance expense.

Depreciation and amortization expense of $31.1 million was essentially flat compared to the prior year first quarter. Net interest expense of $19.5 million increased marginally compared to the prior year first quarter.

During the first quarter of fiscal 2018, we funded a portion of our cash needs, including working capital requirements, with $47.3 million of incremental net borrowings under our Revolving Credit Facility.  Working capital typically increases during the fiscal first quarter due to the seasonal nature of the retail propane and fuel oil distribution businesses.  Our working capital requirements during the first quarter of fiscal 2018 increased approximately $72.0 million compared to the prior year first quarter, primarily due to an increase in accounts receivable stemming from the impact of higher wholesale costs on average selling prices and higher volumes sold.  Our working capital requirements typically peak towards the end of the heating season after which, accounts receivable becomes a significant source of cash from operating activities.  Despite the incremental net borrowings, our Consolidated Leverage Ratio (as defined under the Amended Credit Agreement) as of December 30, 2017 was 5.15x which was flat compared to the end of fiscal 2017 due to the year-over-year increase in Adjusted EBITDA for the fiscal first quarter.

As previously announced on January 25, 2018, the Partnership’s Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended December 30, 2017. On an annualized basis, this distribution rate equates to $2.40 per Common Unit. The distribution is payable on February 13, 2018 to Common Unitholders of record as of February 6, 2018.

Our anticipated cash requirements for the remainder of fiscal 2018 include: (i) maintenance and growth capital expenditures of approximately $26.5 million; (ii) interest and income tax payments of approximately $57.7 million; and (iii) cash distributions of approximately $110.5 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit. Based on our liquidity position, which includes cash on hand,  availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 30, 2017 Compared to Three Months Ended December 24, 2016

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2017	2016	Increase	Increase
Revenues
Propane	$322,130	$269,459	$52,671	19.5%
Fuel oil and refined fuels	25,315	22,096	3,219	14.6%
Natural gas and electricity	13,147	13,067	80	0.6%
All other	12,685	12,685	—	0.0%
Total revenues	$373,277	$317,307	$55,970	17.6%
Retail gallons sold
Propane	124,986	118,601	6,385	5.4%
Fuel oil and refined fuels	9,122	9,012	110	1.2%

Total revenues of $373.3 million increased $56.0 million, or 17.6%, compared to the prior year first quarter primarily due to higher average selling prices and higher volumes sold.  As discussed above, average temperatures across all of our service territories during the first quarter of fiscal 2018 were 8% warmer than normal and 6% cooler than the prior year first quarter.  The cooler temperatures compared to the prior year were experienced throughout the majority of our service territories which contributed to an increase in customer demand for heating needs, especially in our eastern and mid-western territories.

Revenues from the distribution of propane and related activities of $322.1 million increased $52.7 million, or 19.5%, compared to the prior year primarily due to higher average retail selling prices and volumes sold.  Average propane selling prices increased 15.0% associated with higher wholesale costs, resulting in a $39.1 million increase in revenues.  As a result of the impact of the aforementioned cooler temperatures on customer demand, retail propane gallons sold increased 6.4 million gallons, or 5.4%, resulting in a $13.4 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $21.2 million, which increased $0.2 million.

Revenues from the distribution of fuel oil and refined fuels of $25.3 million increased $3.2 million, or 14.6%, compared to the prior year first quarter primarily due to higher average selling prices and a modest increase in volumes sold.  During the first quarter of fiscal 2018, average fuel oil and refined fuels selling prices increased 12.9% attributable to higher wholesale costs, resulting in a $2.9 million increase in revenues.  Fuel oil and refined fuels gallons sold increased 0.1 million gallons, or 1.2%, resulting in a $0.3 million increase in revenues.

Revenues in our natural gas and electricity segment of $13.1 million were modestly higher than the prior year.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 30,	December 24,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of products sold
Propane	$136,728	$91,938	$44,790	48.7%
Fuel oil and refined fuels	17,182	14,580	2,602	17.8%
Natural gas and electricity	7,648	7,698	(50)	(0.6)%
All other	3,631	3,949	(318)	(8.1)%
Total cost of products sold	$165,189	$118,165	$47,024	39.8%
As a percent of total revenues	44.3%	37.2%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 63.7% and 20.7% higher than the prior year first quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $1.5 million unrealized (non-cash) loss in the first quarter of fiscal 2018 compared to an unrealized (non-cash) gain of $0.5 million in the prior year first quarter, resulting in an increase of $2.0 million in cost of products sold year-over-year, all of which was reported within the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $136.7 million increased $44.8 million, or 48.7%, compared to the prior year first quarter, primarily due to higher average wholesale costs and higher volumes sold.  Higher average wholesale propane costs and higher volumes sold contributed to increases in cost of products sold in the propane segment of $46.2 million and $4.7 million, respectively, compared to the prior year.  Cost of products sold from other propane activities decreased $8.1 million compared to the prior year primarily due to realized gains on derivative contracts used to hedge price risk associated with propane gallons sold on a fixed price basis as a result of the rise in the commodity prices.

Cost of products sold associated with our fuel oil and refined fuels segment of $17.2 million increased $2.6 million, or 17.8%, compared to the prior year first quarter.  Higher average fuel oil and refined fuels wholesale costs and higher volumes sold contributed to increases in cost of products sold of $2.4 million and $0.2 million, respectively, compared to the prior year first quarter.

Cost of products sold in our natural gas and electricity segment of $7.6 million were modestly lower compared to the prior year.

Total cost of products sold as a percent of total revenues increased 7.1 percentage points to 44.3% from 37.2% primarily due to the year-over-year increase in wholesale propane costs outpacing the year-over-year increase in average propane selling prices, and to a much lesser extent, the impact of the net change in fair value of derivative instruments used in risk management activities discussed above.  Excluding these unrealized (non-cash) gains and losses from both periods, propane unit margins for the first quarter of fiscal 2018 were flat compared to the prior year first quarter.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2017	2016	Increase	Increase
Operating expenses	$99,611	$99,349	$262	0.3%
As a percent of total revenues	26.7%	31.3%

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

Operating expenses of $99.6 million for the first quarter of fiscal 2018 increased $0.3 million, or 0.3%, compared to $99.3 million in the prior year first quarter.  The slight increase in operating expenses was primarily due to higher variable operating costs attributable to an increase in deliveries to support higher customer demand, as well as higher variable compensation associated with higher operating earnings, and higher general insurance expense, all of which was substantially offset by continued savings from operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2017	2016	Increase	Increase
General and administrative expenses	$16,775	$15,047	$1,728	11.5%
As a percent of total revenues	4.5%	4.7%

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

General and administrative expenses of $16.8 million for the first quarter of fiscal 2018 increased $1.7 million, or 11.5%, compared to the prior year first quarter primarily due to higher variable compensation expense associated with higher earnings, partially offset by lower professional services fees and lower maintenance costs on our information systems.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2017	2016	Decrease	Decrease
Depreciation and amortization	$31,131	$31,261	$(130)	(0.4)%
As a percent of total revenues	8.3%	9.9%

Depreciation and amortization expense of $31.1 million in the first quarter of fiscal 2018 was essentially flat to the prior year.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2017	2016	Increase	Increase
Interest expense, net	$19,514	$18,831	$683	3.6%
As a percent of total revenues	5.2%	5.9%

Net interest expense of $19.5 million in the first quarter of fiscal 2018 was $0.7 million higher than the prior year quarter, driven primarily by additional interest from incremental borrowings under our Revolving Credit Facility, offset to an extent by savings from the refinancing of our previously outstanding 7.375% senior notes due August 1, 2021 with the issuance of 5.875% senior notes due March 1, 2027 in the second quarter of fiscal 2017.  See Liquidity and Capital Resources below for additional discussion.

Loss on Sale of Business

On December 8, 2017, we sold certain assets and operations in a non-strategic market of our propane segment for $2.8 million plus working capital consideration, resulting in a loss of $4.8 million that was recognized during the first quarter of fiscal 2018. The corresponding net assets and results of operations were not material to our condensed consolidated results of operations, financial position and cash flows.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,
	2017	2016
Net income	$37,168	$34,489
Add:
(Benefit from) provision for income taxes	(934)	165
Interest expense, net	19,514	18,831
Depreciation and amortization	31,131	31,261
EBITDA	86,879	84,746
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,531	(459)
Loss on sale of business	4,823	—
Adjusted EBITDA	$93,233	$84,287

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2018 and fiscal 2017 was $1.7 million and $23.2 million, respectively.  The year-over-year decrease in net cash provided by operating activities was primarily attributable to a larger increase in working capital this fiscal first quarter compared to the prior year first quarter, stemming from the impact of higher wholesale costs on average selling prices, and in turn, accounts receivable, partially offset by higher earnings (discussed above).  Given the seasonal nature of the propane and fuel oil businesses, working capital requirements typically peak towards the end of the heating season after which, accounts receivable becomes a significant source of cash from operating activities.

Investing Activities.  Net cash used in investing activities of $8.4 million for the first quarter of fiscal 2018 consisted of capital expenditures of $8.5 million (including approximately $4.5 million to support the growth of operations and $4.0 million for maintenance expenditures) and $4.1 million used in the acquisition of a business (see Item 1, Note 3 of this Quarterly Report); partially offset by $2.8 million in proceeds from the sale of assets and operations in a non-strategic market and $1.4 million in proceeds from the sale of other property, plant and equipment.

Net cash used in investing activities of $4.7 million for the first quarter of fiscal 2017 consisted of capital expenditures of $6.8 million (including approximately $3.7 million to support the growth of operations and $3.1 million for maintenance expenditures), partially offset by $2.1 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the first quarter of fiscal 2018 of $9.8 million reflected total net borrowings under the Revolving Credit Facility of $47.3 million for the first quarter of fiscal 2018, which were used to fund a portion of our working capital requirements, offset to an extent by $36.7 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and other financing activities of $0.8 million.

Net cash used in financing activities for the first quarter of fiscal 2017 of $51.3 million reflected the quarterly distributions of $54.0 million to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and other financing activities of $0.7 million, partially offset by net borrowings of $3.4 million under our Revolving Credit Facility to fund a portion of our working capital requirements.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 30, 2017, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $209.9 million outstanding under our Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to December 30, 2017 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $209.9 million; fiscal 2022: $-0-; and thereafter: $1,125.0 million.

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

On January 25, 2018, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the first quarter of fiscal 2018, payable on February 13, 2018 to holders of record on February 6, 2018.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At December 30, 2017, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $37.5 million and $12.2 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 30, 2017, we had accrued insurance liabilities of $70.5 million, and an insurance recovery asset of $18.6 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 30, 2017, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of December 30, 2017.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of December 30, 2017 indicates a decrease in potential future net gains of $3.6 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 30, 2017.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 30, 2017, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 30, 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 11, Legal Matters subsection to the Condensed Consolidated Financial Statements of this Quarterly Report is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended December 30, 2017 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number of	Average	Purchased as Part of	of Shares that May
	Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
October 1, 2017 through October 28, 2017	—	—	N/A	N/A
October 29, 2017 through November 25, 2017	34,388	$24.64	N/A	N/A
November 26, 2017 through December 30, 2017	—	—	N/A	N/A
Total	34,388	$24.64	N/A	N/A
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

3.1

Amendment No. 2, dated January 24, 2018, to the Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007.  (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on January 24, 2018).

3.2

Amendment No. 2, dated January 24, 2018, to the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009.  (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed on January 24, 2018).

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

SUBURBAN PROPANE PARTNERS, L.P.

February 8, 2018	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 8, 2018	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller