Form 10-Q
period 2018-03-31
SUBURBAN PROPANE PARTNERS LP
filed 2018-05-10
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

At May 7, 2018, there were 61,405,409 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,742	$2,789
Accounts receivable, less allowance for doubtful accounts of $4,644 and $3,044, respectively	160,506	65,683
Inventories	52,121	53,220
Other current assets	28,485	17,801
Total current assets	246,854	139,493
Property, plant and equipment, net	667,429	692,627
Goodwill	1,093,470	1,094,635
Other intangible assets, net	193,869	219,876
Other assets	26,359	24,652
Total assets	$2,227,981	$2,171,283
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$51,488	$38,652
Accrued employment and benefit costs	29,622	27,402
Customer deposits and advances	46,951	97,023
Accrued interest	13,943	13,682
Other current liabilities	33,262	33,607
Total current liabilities	175,266	210,366
Long-term borrowings	1,284,574	1,272,164
Accrued insurance	58,581	54,921
Other liabilities	80,307	80,850
Total liabilities	1,598,728	1,618,301
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,404 and 61,105 units issued and outstanding at March 31, 2018 and September 30, 2017, respectively)	656,551	581,794
Accumulated other comprehensive loss	(27,298)	(28,812)
Total partners’ capital	629,253	552,982
Total liabilities and partners’ capital	$2,227,981	$2,171,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 31,	March 25,
	2018	2017
Revenues
Propane	$462,814	$385,654
Fuel oil and refined fuels	41,699	34,630
Natural gas and electricity	20,392	19,239
All other	11,377	11,055
	536,282	450,578
Costs and expenses
Cost of products sold	246,642	192,467
Operating	113,002	110,420
General and administrative	18,205	12,164
Depreciation and amortization	32,203	32,670
	410,052	347,721
Operating income	126,230	102,857
Loss on debt extinguishment	—	1,567
Interest expense, net	19,402	17,487
Income before provision for (benefit from) income taxes	106,828	83,803
Provision for (benefit from) income taxes	41	(9)
Net income	$106,787	$83,812
Net income per Common Unit - basic	$1.74	$1.37
Weighted average number of Common Units outstanding - basic	61,463	61,203
Net income per Common Unit - diluted	$1.73	$1.36
Weighted average number of Common Units outstanding - diluted	61,793	61,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 31,	March 25,
	2018	2017
Revenues
Propane	$784,944	$655,113
Fuel oil and refined fuels	67,014	56,726
Natural gas and electricity	33,539	32,306
All other	24,062	23,740
	909,559	767,885
Costs and expenses
Cost of products sold	411,831	310,632
Operating	212,613	209,769
General and administrative	34,980	27,211
Depreciation and amortization	63,334	63,931
	722,758	611,543
Loss on sale of business	4,823	—
Operating income	181,978	156,342
Loss on debt extinguishment	—	1,567
Interest expense, net	38,916	36,318
Income before (benefit from) provision for income taxes	143,062	118,457
(Benefit from) provision for income taxes	(893)	156
Net income	$143,955	$118,301
Net income per Common Unit - basic	$2.34	$1.94
Weighted average number of Common Units outstanding - basic	61,391	61,127
Net income per Common Unit - diluted	$2.33	$1.93
Weighted average number of Common Units outstanding - diluted	61,688	61,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Net income	$106,787	$83,812	$143,955	$118,301
Other comprehensive income:
Net unrealized (losses) on cash flow hedges	—	(5)	—	(10)
Reclassification of realized losses on cash flow hedges into earnings	—	15	—	215
Amortization of net actuarial losses and prior service credits into earnings	757	1,203	1,514	2,406
Other comprehensive income	757	1,213	1,514	2,611
Total comprehensive income	$107,544	$85,025	$145,469	$120,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31,	March 25,
	2018	2017
Cash flows from operating activities:
Net income	$143,955	$118,301
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	63,334	63,931
Loss on sale of business	4,823	—
Loss on debt extinguishment	—	1,567
Other, net	5,464	5,157
Changes in assets and liabilities:
Accounts receivable	(94,723)	(71,434)
Inventories	1,129	(2,010)
Other current and noncurrent assets	(11,913)	(8,632)
Accounts payable	14,536	23,643
Accrued employment and benefit costs	2,221	339
Customer deposits and advances	(50,072)	(47,303)
Contribution to defined benefit pension plan	(1,904)	(2,792)
Other current and noncurrent liabilities	5,551	(1,219)
Net cash provided by operating activities	82,401	79,548
Cash flows from investing activities:
Capital expenditures	(18,153)	(17,205)
Acquisition of business	(4,151)	—
Proceeds from sale of business	3,002	—
Proceeds from sale of property, plant and equipment	2,800	3,297
Net cash (used in) investing activities	(16,502)	(13,908)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	350,000
Repayments of long-term borrowings (includes premium and fees)	—	(360,902)
Proceeds from borrowings under revolving credit facility	205,700	177,645
Repayments of borrowings under revolving credit facility	(194,300)	(147,800)
Issuance costs associated with long-term borrowings	—	(6,090)
Partnership distributions	(73,499)	(108,140)
Other, net	(847)	(736)
Net cash (used in) financing activities	(62,946)	(96,023)
Net increase (decrease) in cash and cash equivalents	2,953	(30,383)
Cash and cash equivalents at beginning of period	2,789	37,341
Cash and cash equivalents at end of period	$5,742	$6,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		143,955		143,955
Other comprehensive income			1,514	1,514
Partnership distributions		(73,499)		(73,499)
Common Units issued under Restricted Unit Plans	299
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		4,301		4,301
Balance at March 31, 2018	61,404	$656,551	$(27,298)	$629,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,403,502 Common Units outstanding at March 31, 2018.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership, (the “Partnership Agreement”) as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This update eliminates the second of the two-step goodwill impairment test, as described in Note 6, “Goodwill and Other Intangible Assets.”  Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of ASU 2017-04 is permitted.  The Partnership does not expect that the adoption of ASU 2017-04 will have a material impact on the Partnership’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2018, the Partnership adopted new accounting guidance regarding stock-based compensation under ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Cash payments made to the taxing authorities on employees’ behalf for withheld shares are now presented as financing activities on the condensed consolidated statement of cash flows, rather than operating activities. The amounts paid to federal and state taxing authorities were $847 and $736 for the six months ended March 31, 2018 and March 25, 2017, respectively.

3.	Acquisition and Disposition of Businesses

On November 7, 2017, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $4,871, including $750 for non-compete consideration, plus working capital acquired. As of March 31, 2018, $4,151 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives. The purchase price allocation and results of operations of the acquired business were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 31, 2018 and September 30, 2017, respectively:

	As of March 31, 2018		As of September 30, 2017
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$4,867	Other current assets	$11,164
	Other assets	752	Other assets	771
		$5,619		$11,935

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,136	Other current liabilities	$1,978
	Other liabilities	687	Other liabilities	432
		$1,823		$2,410

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 31, 2018		March 25, 2017
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,108	$737	$809	$—
Beginning balance realized during the period	(2,466)	(532)	(369)	—
Contracts purchased during the period	800	—	—	—
Change in the fair value of outstanding contracts	(1,008)	(205)	(143)	—
Ending balance of over-the-counter options	$1,434	$—	$297	$—

As of March 31, 2018 and September 30, 2017, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and six months ended March 31, 2018 and March 25, 2017 are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 25, 2017
Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$—	Interest expense	$—	$(5)	Interest expense	$(15)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(3,696)		Cost of products sold	$(2,512)

	Six Months Ended March 31, 2018			Six Months Ended March 25, 2017

Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$—	Interest expense	$—	$(10)	Interest expense	$(215)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(5,227)		Cost of products sold	$(2,053)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 31, 2018			As of September 30, 2017
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$8,912	$(3,293)	$5,619	$16,378	$(4,443)	$11,935

Liability Derivatives
Commodity-related derivatives	$5,116	$(3,293)	$1,823	$6,853	$(4,443)	$2,410

The Partnership had no cash collateral requirements as of March 31, 2018 and September 30, 2017 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 8) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 8) of the Partnership are as follows:

	As of
	March 31,	September 30,
	2018	2017
5.5% senior notes due June 1, 2024	$509,250	$527,888
5.75% senior notes due March 1, 2025	241,250	248,750
5.875% senior notes due March 1, 2027	333,109	349,125
	$1,083,609	$1,125,763

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 31,	September 30,
	2018	2017
Propane, fuel oil and refined fuels and natural gas	$50,606	$51,844
Appliances	1,515	1,376
	$52,121	$53,220

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 30, 2017
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Fiscal 2018 Activity
Goodwill disposed (2)	$(1,165)	$—	$—	$(1,165)

Balance as of March 31, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Other intangible assets consist of the following:

	As of
	March 31,	September 30,
	2018	2017
Customer relationships (1) (2)	$491,461	$492,656
Non-compete agreements (1)	31,790	31,040
Other	1,967	1,967
	525,218	525,663

Less: accumulated amortization
Customer relationships	(303,478)	(279,287)
Non-compete agreements	(26,567)	(25,242)
Other	(1,304)	(1,258)
	(331,349)	(305,787)
	$193,869	$219,876

(1)	Reflects the impact from the acquisition (Note 3).
(2)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (Note 3).

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 329,409 and 296,878 units for the three and six months ended March 31, 2018, respectively, and 300,116 and 259,481 units for the three and six months ended March 25, 2017, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 31,	September 30,
	2018	2017
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	174,045	162,645
Subtotal	1,299,045	1,287,645

Less: unamortized debt issuance costs	(14,471)	(15,481)
	$1,284,574	$1,272,164

Senior Notes

2024 Senior Notes.  On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”).  The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.5% senior notes due in 2018.

2025 Senior Notes.  On February 25, 2015, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2025 Senior Notes, along with cash on hand, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.375% senior notes due in 2020.

2027 Senior Notes.  On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the previously outstanding 7.375% senior notes due in 2021.

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $174,045 and $162,645 was outstanding as of March 31, 2018 and September 30, 2017, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of March 31, 2018, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.2%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

In connection with a previous credit agreement, the Operating Partnership had entered into an interest rate swap agreement with a notional amount of $100,000, an effective date of June 25, 2013 and a termination date of January 5, 2017.  Under this interest rate swap agreement, the Operating Partnership paid a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender paid the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.  The interest rate swap was designated as a cash flow hedge.  The Partnership did not enter into a new interest rate swap agreement upon termination.

As of March 31, 2018, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $45,626 which expire periodically through April 30, 2019.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 31, 2018.

The aggregate amounts of long-term debt maturities subsequent to March 31, 2018 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $174,045; fiscal 2022: $-0-; and thereafter: $1,125,000.

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

On April 26, 2018, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2018, payable on May 15, 2018 to holders of record on May 8, 2018.

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

Restricted Unit Plan.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plan was 2,400,000 as of March 31, 2018.  In accordance with an August 6, 2013 amendment to the Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 31, 2018, the Partnership awarded 424,431 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $8,285.  The following is a summary of activity for the Restricted Unit Plan for the six months ended March 31, 2018:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2017	621,045	$22.10
Awarded	424,431	19.52
Forfeited	(12,659)	(19.73)
Vested (with Common Units issued)	(333,346)	(24.41)
Outstanding March 31, 2018	699,471	$19.48

As of March 31, 2018, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $6,062.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 31, 2018 was $2,498 and $5,147, respectively, and $1,962 and $4,837, for the three and six months ended March 25, 2017, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and six months ended March 31, 2018 was $201 and $408, respectively, and $435 for the three and six months ended March 25, 2017.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 31, 2018 reflected expense of $492 and $2,124, respectively, and income of $489 and $1,476 for the three and six months ended March 25, 2017, respectively. As of March 31, 2018 and September 30, 2017, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,760 and $1,637, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 31, 2018 and September 30, 2017, the Partnership had accrued insurance liabilities of $77,766 and $68,581, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $24,291 and $18,626 as of March 31, 2018 and September 30, 2017, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2025.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $15,917 as of March 31, 2018.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 31, 2018 and September 30, 2017.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Interest cost	$944	$1,041	$1,888	$2,082
Expected return on plan assets	(473)	(537)	(947)	(1,075)
Amortization of net loss	921	1,300	1,842	2,600
Net periodic benefit cost	$1,392	$1,804	$2,783	$3,607

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Interest cost	$69	$96	$138	$193
Amortization of prior service credits	(124)	—	(248)	—
Amortization of net (gain)	(164)	(97)	(328)	(194)
Net periodic benefit cost	$(219)	$(1)	$(438)	$(1)

The Partnership expects to contribute approximately $4,764 to the defined benefit pension plan during fiscal 2018, of which $1,904 was contributed during the six months ended March 31, 2018. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2018 is $1,243, of which $580 was contributed during the six months ended March 31, 2018.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 31, 2018 and September 30, 2017, the Partnership’s estimated obligation to these MEPPs was $23,112 and $23,665, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended March 31, 2018 and March 25, 2017 :

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Cash Flow Hedges
Balance, beginning of period	$—	$(10)	$—	$(205)
Other comprehensive income before reclassifications:
Unrealized (losses)	—	(5)	—	(10)
Reclassifications to earnings:
Realized losses (a)	—	15	—	215
Other comprehensive income	—	10	—	205
Balance, end of period	$—	$—	$—	$—

Pension Benefits
Balance, beginning of period	$(36,390)	$(50,091)	$(37,311)	$(51,391)
Reclassifications to earnings:
Amortization of net loss (b)	921	1,300	1,842	2,600
Other comprehensive income	921	1,300	1,842	2,600
Balance, end of period	$(35,469)	$(48,791)	$(35,469)	$(48,791)

Postretirement Benefits
Balance, beginning of period	$8,335	$5,667	$8,499	$5,764
Reclassifications to earnings:
Amortization of net gain (b)	(164)	(97)	(328)	(194)
Other comprehensive loss	(164)	(97)	(328)	(194)
Balance, end of period	$8,171	$5,570	$8,171	$5,570

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(28,055)	$(44,434)	$(28,812)	$(45,832)
Other comprehensive income before reclassifications	—	(5)	—	(10)
Reclassifications to earnings	757	1,218	1,514	2,621
Other comprehensive income	757	1,213	1,514	2,611
Balance, end of period	$(27,298)	$(43,221)	$(27,298)	$(43,221)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits.”

15.	Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was signed into law, which enacted significant changes to U.S. tax and related laws.  Some of the provisions of the 2017 Act that could affect the Partnership, the Operating Partnership and their subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of net business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and full expensing for certain qualified property.

In the case of a corporation, the 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards fully refundable without regard to future taxable income. Accordingly, the Partnership concluded that the existing valuation allowance on the AMT credit carryforwards of the Corporate Entities should be released as part of accounting for tax reform. The reversal of the valuation allowance resulted in a $1,086 discrete deferred tax benefit being recorded during the first quarter of fiscal 2018. The Partnership remeasured all other federal net deferred tax assets of the Corporate Entities using the new 21% federal income tax rate and correspondingly adjusted the full valuation allowance. The blended corporate tax federal rate requirements of Internal Revenue Code Section 15 do not apply because the Corporate Entities are calendar-year tax filers.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Revenues:
Propane	$462,814	$385,654	$784,944	$655,113
Fuel oil and refined fuels	41,699	34,630	67,014	56,726
Natural gas and electricity	20,392	19,239	33,539	32,306
All other	11,377	11,055	24,062	23,740
Total revenues	$536,282	$450,578	$909,559	$767,885
Operating income (loss):
Propane (1)	$143,221	$115,346	$217,772	$190,009
Fuel oil and refined fuels	7,199	6,828	11,023	9,676
Natural gas and electricity	5,454	5,535	8,939	8,655
All other	(4,981)	(5,186)	(10,214)	(10,392)
Corporate	(24,663)	(19,666)	(45,542)	(41,606)
Total operating income	126,230	102,857	181,978	156,342

Reconciliation to net income:
Loss on debt extinguishment	—	1,567	—	1,567
Interest expense, net	19,402	17,487	38,916	36,318
Provision for (benefit from) income taxes	41	(9)	(893)	156
Net income	$106,787	$83,812	$143,955	$118,301
Depreciation and amortization:
Propane	$28,288	$28,072	$56,069	$55,456
Fuel oil and refined fuels	716	667	1,295	1,298
Natural gas and electricity	—	—	—	—
All other	56	76	106	146
Corporate	3,143	3,855	5,864	7,031
Total depreciation and amortization	$32,203	$32,670	$63,334	$63,931

	As of
	March 31,	September 30,
	2018	2017
Assets:
Propane	$2,093,843	$2,066,997
Fuel oil and refined fuels	58,291	49,863
Natural gas and electricity	17,053	12,455
All other	3,228	2,147
Corporate	55,566	39,821
Total assets	$2,227,981	$2,171,283

(1)	Includes the loss on sale of business of $4,823 for the six months ended March 31, 2018 (see Note 3).

17.Subsequent Event

On April 5, 2018, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Florida for $11,900, including $1,750 for non-compete consideration, plus working capital acquired. The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 31, 2018. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2018 was $106.8 million, or $1.74 per Common Unit, compared to net income of $83.8 million, or $1.37 per Common Unit, in the prior year second quarter.

Net income and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarters of fiscal 2018 and 2017 included unrealized (non-cash) mark-to-market adjustments on derivative instruments in both periods; and the second quarter of fiscal 2017 included a loss on debt extinguishment of $1.6 million.  Excluding the effect of the foregoing items, Adjusted EBITDA (as defined and reconciled below) increased $24.1 million, or 17.5%, to $162.1 million for the second quarter of fiscal 2018, compared to $138.0 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2018 were 169.7 million gallons, representing an increase of 15.8 million gallons, or 10.3%, compared to the prior year second quarter.  Sales of fuel oil and other refined fuels of 13.6 million gallons in the second quarter of fiscal 2018 increased 5.0% compared to the prior year second quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2018 were 6% warmer than normal and 9% cooler than the prior year second quarter.  The heating degree days for the quarter were concentrated in January and March as average temperatures for those months were at or near normal.  However, average temperatures for the month of February were 16% warmer than normal and only slightly cooler than the record warm temperatures in February 2017.

Revenues in the second quarter of fiscal 2018 of $536.3 million increased $85.7 million, or 19.0%, compared to the prior year second quarter, primarily due to higher volumes sold, coupled with higher retail selling prices associated with higher wholesale product costs.  Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 18.0% and 23.4% higher than the prior year second quarter, respectively.  Cost of products sold for the second quarter of fiscal 2018 of $246.6 million increased $54.2 million, or 28.1%, compared to $192.5 million in the prior year, primarily due to higher volumes sold and higher wholesale product costs.  Cost of products sold included a $3.7 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $2.5 million unrealized (non-cash) loss in the prior year second quarter.  These unrealized losses were excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $131.2 million for the second quarter of fiscal 2018 increased $8.6 million, or 7.0%, compared to the prior year second quarter, primarily due to higher variable operating costs to support higher demand, and higher variable compensation expense associated with higher earnings.

Depreciation and amortization expense of $32.2 million decreased $0.5 million, or 1.4%, compared to the prior year second quarter.  Net interest expense of $19.4 million increased $1.9 million, or 11.0%, compared to the prior year second quarter, primarily due to a higher level of outstanding borrowings under our Revolving Credit Facility.  During the second quarter of fiscal 2018, we repaid approximately $36.0 million under our Revolving Credit Facility from operating cash flows, which reduced outstanding Revolving Credit Facility borrowings to $174.0 million at the end of the second quarter.  The increase in Adjusted EBITDA and the debt repayment during the second quarter resulted in our Consolidated Leverage Ratio improving to 4.58x as of March 2018.

As previously announced on April 26, 2018, the Partnership’s Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended March 31, 2018. On an annualized basis, this distribution rate equates to $2.40 per Common Unit. The distribution is payable on May 15, 2018 to Common Unitholders of record as of May 8, 2018.

Our anticipated cash requirements for the remainder of fiscal 2018 include: (i) maintenance and growth capital expenditures of approximately $16.8 million; (ii) interest and income tax payments of approximately $35.0 million; and (iii) cash distributions of approximately $73.7 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 25, 2017

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Revenues
Propane	$462,814	$385,654	$77,160	20.0%
Fuel oil and refined fuels	41,699	34,630	7,069	20.4%
Natural gas and electricity	20,392	19,239	1,153	6.0%
All other	11,377	11,055	322	2.9%
Total revenues	$536,282	$450,578	$85,704	19.0%
Retail gallons sold
Propane	169,724	153,875	15,849	10.3%
Fuel oil and refined fuels	13,645	12,996	649	5.0%

Total revenues of $536.3 million increased $85.7 million, or 19.0%, compared to the prior year second quarter primarily due to higher volumes sold and higher average selling prices. As discussed above, average temperatures across all of our service territories during the second quarter of fiscal 2018 were 6% warmer than normal and 9% cooler than the prior year second quarter. The cooler temperatures compared to the prior year were experienced throughout the majority of our service territories which contributed to an increase in customer demand for heating needs.

Revenues from the distribution of propane and related activities of $462.8 million increased $77.2 million, or 20.0%, compared to the prior year primarily due to higher volumes sold and higher average retail selling prices.  As a result of the impact of the aforementioned cooler temperatures on customer demand, retail propane gallons sold increased 15.8 million gallons, or 10.3%, resulting in a $37.0 million increase in revenues.  Average propane selling prices increased 9.2% associated with higher wholesale costs, resulting in a $36.4 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $30.5 million, which increased $3.8 million.

Revenues from the distribution of fuel oil and refined fuels of $41.7 million increased $7.1 million, or 20.4%, compared to the prior year second quarter primarily due to higher average selling prices and an increase in volumes sold.  During the second quarter of fiscal 2018, average fuel oil and refined fuels selling prices increased 14.7% attributable to higher wholesale costs, resulting in a $5.4 million increase in revenues. Fuel oil and refined fuels gallons sold increased 0.6 million gallons, or 5.0%, resulting in a $1.7 million increase in revenues.

Revenues in our natural gas and electricity segment of $20.4 million were $1.2 million, or 6.0%, higher than the prior year.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Cost of products sold
Propane	$202,097	$156,419	$45,678	29.2%
Fuel oil and refined fuels	28,782	21,810	6,972	32.0%
Natural gas and electricity	12,420	11,109	1,311	11.8%
All other	3,343	3,129	214	6.8%
Total cost of products sold	$246,642	$192,467	$54,175	28.1%
As a percent of total revenues	46.0%	42.7%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 18.0% and 23.4% higher than the prior year second quarter, respectively. The net change in the fair value of derivative instruments resulted in a $3.7 million unrealized (non-cash) loss in the second quarter of fiscal 2018 compared to an unrealized (non-cash) loss of $2.5 million in the prior year second quarter, resulting in an increase of $1.2 million in cost of products sold year-over-year, all of which was reported within the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $202.1 million increased $45.7 million, or 29.2%, compared to the prior year second quarter, primarily due to higher average wholesale costs and higher volumes sold.  Higher average wholesale propane costs and higher volumes sold contributed to increases in cost of products sold in the propane segment of $33.9 million and $15.0 million, respectively, compared to the prior year. Cost of products sold from other propane activities decreased $4.4 million compared to the prior year primarily due to realized gains (as a result of the rise in commodity prices) on derivative contracts used to hedge price risk associated with propane gallons sold on a fixed price basis.

Cost of products sold associated with our fuel oil and refined fuels segment of $28.8 million increased $7.0 million, or 32.0%, compared to the prior year second quarter. Higher average fuel oil and refined fuels wholesale costs and higher volumes sold contributed to increases in cost of products sold of $5.9 million and $1.1 million, respectively, compared to the prior year second quarter.

Cost of products sold in our natural gas and electricity segment of $12.4 million were $1.3 million, or 11.8%, higher than the prior year.

Total cost of products sold as a percent of total revenues increased 3.3 percentage points to 46.0% from 42.7% primarily due to the year-over-year increase in wholesale propane costs outpacing the year-over-year increase in average propane selling prices. However, propane unit margins for the second quarter of fiscal 2018 were 3.1% higher than the prior year second quarter.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Operating expenses	$113,002	$110,420	$2,582	2.3%
As a percent of total revenues	21.1%	24.5%

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

Operating expenses of $113.0 million for the second quarter of fiscal 2018 increased $2.6 million, or 2.3%, compared to $110.4 million in the prior year second quarter. The increase in operating expenses was primarily due to higher variable operating costs attributable to an increase in deliveries and other operational activities to support higher customer demand, as well as higher variable compensation associated with higher operating earnings, all of which was partially offset by continued savings from operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
General and administrative expenses	$18,205	$12,164	$6,041	49.7%
As a percent of total revenues	3.4%	2.7%

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

General and administrative expenses of $18.2 million for the second quarter of fiscal 2018 increased $6.0 million, or 49.7%, compared to the prior year second quarter primarily due to higher variable compensation expense associated with higher earnings.  General and administrative expenses for the prior year second quarter included a credit of $2.0 million as a result of reversals of accruals for variable compensation to reflect estimated amounts earned as of March 25, 2017.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 31,	March 25,		Percent
	2018	2017	Decrease	Decrease
Depreciation and amortization	$32,203	$32,670	$(467)	(1.4)%
As a percent of total revenues	6.0%	7.3%

Depreciation and amortization expense of $32.2 million in the second quarter of fiscal 2018 decreased $0.5 million, or 1.4%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Interest expense, net	$19,402	$17,487	$1,915	11.0%
As a percent of total revenues	3.6%	3.9%

Net interest expense of $19.4 million in the second quarter of fiscal 2018 was $1.9 million higher than the prior year quarter, primarily due to a higher level of outstanding borrowings under our Revolving Credit Facility, offset to an extent by savings from the refinancing of our previously outstanding 7.375% senior notes due August 1, 2021 with the issuance of 5.875% senior notes due March 1, 2027 in the second quarter of fiscal 2017.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 31,	March 25,
	2018	2017
Net income	$106,787	$83,812
Add:
Provision for (benefit from) income taxes	41	(9)
Interest expense, net	19,402	17,487
Depreciation and amortization	32,203	32,670
EBITDA	158,433	133,960
Unrealized (non-cash) losses on changes in fair value of derivatives	3,696	2,512
Loss on debt extinguishment	—	1,567
Adjusted EBITDA	$162,129	$138,039

Six Months Ended March 31, 2018 Compared to Six Months Ended March 25, 2017

Revenues

(Dollars and gallons in thousands)	Six Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Revenues
Propane	$784,944	$655,113	$129,831	19.8%
Fuel oil and refined fuels	67,014	56,726	10,288	18.1%
Natural gas and electricity	33,539	32,306	1,233	3.8%
All other	24,062	23,740	322	1.4%
Total revenues	$909,559	$767,885	$141,674	18.4%
Retail gallons sold
Propane	294,710	272,476	22,234	8.2%
Fuel oil and refined fuels	22,767	22,008	759	3.4%

Total revenues increased $141.7 million, or 18.4%, to $909.6 million for the first half of fiscal 2018 compared to $767.9 million for the prior year period, primarily due to higher average selling prices and higher volumes sold.   Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2018 were 7% warmer than normal and 7% cooler than the comparable prior year period.  The cooler temperatures compared to the prior year were experienced throughout the majority of our service territories which contributed to an increase in customer demand for heating needs.

Revenues from the distribution of propane and related activities of $784.9 million increased $129.8 million, or 19.8%, primarily due to higher average retail selling prices and retail propane volumes sold.  Average propane selling prices increased 11.6% associated with higher wholesale propane costs, resulting in a $76.3 million increase in revenues.  Retail propane gallons sold increased 22.2 million gallons, or 8.2%, resulting in a $49.6 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $51.6 million, which increased $3.9 million.

Revenues from the distribution of fuel oil and refined fuels of $67.0 million increased $10.3 million, or 18.1%, primarily due to higher average selling prices and higher volumes sold. Average selling prices for fuel oil and refined fuels increased 14.1%, resulting in an $8.3 million increase in revenues.  Fuel oil and refined fuels gallons sold increased 0.8 million gallons, or 3.4%, resulting in a $2.0 million increase in revenues.

Revenues in our natural gas and electricity segment of $33.5 million increased $1.2 million, or 3.8%, compared to the prior year.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 31,	March 25,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of products sold
Propane	$338,825	$248,357	$90,468	36.4%
Fuel oil and refined fuels	45,964	36,390	9,574	26.3%
Natural gas and electricity	20,068	18,807	1,261	6.7%
All other	6,974	7,078	(104)	(1.5)%
Total cost of products sold	$411,831	$310,632	$101,199	32.6%
As a percent of total revenues	45.3%	40.5%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 38.6% and 22.1% higher than the first half of the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $5.2 million and $2.1 million in the first half of fiscal 2018 and 2017, respectively, resulting in an increase of $3.1 million in cost of products sold compared to the prior year, all of which was reported within the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $338.8 million increased $90.5 million, or 36.4%.  Higher average wholesale costs resulted in an increase of $80.9 million compared to the prior year, while the increase in volumes sold increased costs by $19.0 million.  Cost of products sold from other propane activities decreased $12.5 million compared to the prior year, primarily due to realized gains (as a result of the rise in commodity prices) on derivative contracts used to hedge price risk associated with propane gallons sold on a fixed price basis.

Cost of products sold associated with our fuel oil and refined fuels segment of $46.0 million increased $9.6 million, or 26.3%.  Higher average wholesale costs resulted in an increase of $8.3 million and higher volumes sold resulted in an increase of $1.3 million over the prior year period.

Cost of products sold in our natural gas and electricity segment of $20.1 million increased $1.3 million, or 6.7%, compared to the prior year.

Total cost of products sold as a percent of total revenues increased 4.8 percentage points to 45.3% from 40.5% primarily due to the year-over-year rise in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.  However, propane unit margins for the first half of fiscal 2018 were 1.4% higher than the same period last year.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Operating expenses	$212,613	$209,769	$2,844	1.4%
As a percent of total revenues	23.4%	27.3%

Operating expenses of $212.6 million for the first half of fiscal 2018 increased $2.8 million, or 1.4%, compared to the prior year period. The increase in operating expenses was primarily due to higher variable operating costs attributable to an increase in deliveries and other operational activities to support higher customer demand, higher variable compensation associated with higher operating earnings, and higher general insurance expenses, offset to an extent by continued savings from operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
General and administrative expenses	$34,980	$27,211	$7,769	28.6%
As a percent of total revenues	3.8%	3.5%

General and administrative expenses of $35.0 million for the first half of fiscal 2018 increased $7.8 million, or 28.6%, compared to the prior year period, primarily due to higher variable compensation expense associated with higher earnings.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 31,	March 25,		Percent
	2018	2017	Decrease	Decrease
Depreciation and amortization	$63,334	$63,931	$(597)	(0.9)%
As a percent of total revenues	7.0%	8.3%

Depreciation and amortization expense of $63.3 million for the first half of fiscal 2018 decreased $0.6 million, or 0.9%, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 31,	March 25,		Percent
	2018	2017	Increase	Increase
Interest expense, net	$38,916	$36,318	$2,598	7.2%
As a percent of total revenues	4.3%	4.7%

Net interest expense of $38.9 million increased $2.6 million, or 7.2%, compared to the prior year period, primarily due to a higher level of outstanding borrowings under our Revolving Credit Facility, offset to an extent by savings from the refinancing of our previously outstanding 7.375% senior notes due August 1, 2021 with the issuance of 5.875% senior notes due March 1, 2027 in the second quarter of fiscal 2017. See Liquidity and Capital Resources below for additional discussion.

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

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 31,	March 25,
	2018	2017
Net income	$143,955	$118,301
Add:
(Benefit from) provision for income taxes	(893)	156
Interest expense, net	38,916	36,318
Depreciation and amortization	63,334	63,931
EBITDA	245,312	218,706
Unrealized (non-cash) losses on changes in fair value of derivatives	5,227	2,053
Loss on debt extinguishment	—	1,567
Loss on sale of business	4,823	—
Adjusted EBITDA	$255,362	$222,326

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2018 and fiscal 2017 was $82.4 million and $79.5 million, respectively. The $2.9 million year-over-year increase in net cash provided by operating activities was primarily attributable to higher earnings (discussed above), substantially offset by a larger increase in working capital during the first half of fiscal 2018 compared to the prior year, stemming from the impact of higher wholesale costs on average selling prices, and in turn, higher accounts receivable.

Investing Activities.  Net cash used in investing activities of $16.5 million for the first six months of fiscal 2018 consisted of capital expenditures of $18.2 million (including approximately $10.3 million to support the growth of operations and $7.9 million for maintenance expenditures) and $4.2 million used in the acquisition of a business (see Item 1, Note 3 of this Quarterly Report); partially offset by $3.0 million in proceeds from the sale of other property, plant and equipment and $2.8 million in proceeds from the sale of assets and operations in a non-strategic market.

Net cash used in investing activities of $13.9 million for the first six months of fiscal 2017 consisted of capital expenditures of $17.2 million (including approximately $11.1 million to support the growth of operations and $6.1 million for maintenance expenditures), partially offset by $3.3 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2018 of $62.9 million reflected $73.5 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and first quarter of fiscal 2018 and other financing activities of $0.8 million, partially offset by net borrowings under the Revolving Credit Facility of $11.4 million which were used to fund a portion of our working capital requirements.

Net cash used in financing activities for the first six months of fiscal 2017 of $96.0 million reflected the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017 and other financing activities of $0.7 million.  In addition, cash used in financing activities included proceeds of $350.0 million from the issuance of the 2027 Senior Notes in February 2017 which were used, along with borrowings under the Revolving Credit Facility, to repurchase and satisfy and discharge all of the previously outstanding 2021 Senior Notes, as well as to pay tender premiums and other related fees of $14.7 million and debt issuance costs of $6.1 million, pursuant to a tender offer and redemption.  Total net borrowings under the Revolving Credit Facility were $29.8 million for the first half of fiscal 2017 and were used to fund a portion of our working capital requirements, capital expenditures and costs associated with the repurchase of the 2021 Senior Notes.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 31, 2018, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $174.0 million outstanding under our Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to March 31, 2018 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $174.0 million; fiscal 2022: $-0-; and thereafter: $1,125.0 million.

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

On April 26, 2018, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the second quarter of fiscal 2018, payable on May 15, 2018 to holders of record on May 8, 2018.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At March 31, 2018, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $36.0 million and $11.9 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 31, 2018, we had accrued insurance liabilities of $77.8 million, and a receivable of $24.3 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 31, 2018, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of March 31, 2018.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of March 31, 2018 indicates a decrease in potential future net gains of $1.1 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 31, 2018.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 31, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.

May 10, 2018	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 10, 2018	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller