Form 10-Q
period 2018-06-30
SUBURBAN PROPANE PARTNERS LP
filed 2018-08-09
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

At August 6, 2018, there were 61,405,409 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,439	$2,789
Accounts receivable, less allowance for doubtful accounts of $4,643 and $3,044, respectively	88,047	65,683
Inventories	49,838	53,220
Other current assets	22,435	17,801
Total current assets	163,759	139,493
Property, plant and equipment, net	659,581	692,627
Goodwill	1,093,470	1,094,635
Other intangible assets, net	189,382	219,876
Other assets	25,341	24,652
Total assets	$2,131,533	$2,171,283
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$31,098	$38,652
Accrued employment and benefit costs	28,756	27,402
Customer deposits and advances	45,487	97,023
Accrued interest	14,550	13,682
Other current liabilities	33,782	33,607
Total current liabilities	153,673	210,366
Long-term borrowings	1,262,178	1,272,164
Accrued insurance	57,576	54,921
Other liabilities	79,819	80,850
Total liabilities	1,553,246	1,618,301
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,405 and 61,105 units issued and outstanding at June 30, 2018 and September 30, 2017, respectively)	604,828	581,794
Accumulated other comprehensive loss	(26,541)	(28,812)
Total partners’ capital	578,287	552,982
Total liabilities and partners’ capital	$2,131,533	$2,171,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 30,	June 24,
	2018	2017
Revenues
Propane	$205,400	$188,406
Fuel oil and refined fuels	15,400	12,886
Natural gas and electricity	10,403	11,923
All other	10,733	9,680
	241,936	222,895
Costs and expenses
Cost of products sold	95,392	92,094
Operating	97,519	97,070
General and administrative	14,705	12,968
Depreciation and amortization	31,259	31,825
	238,875	233,957
Operating income (loss)	3,061	(11,062)
Interest expense, net	19,512	18,502
Loss before provision for income taxes	(16,451)	(29,564)
Provision for income taxes	144	152
Net loss	$(16,595)	$(29,716)
Net loss per Common Unit - basic	$(0.27)	$(0.48)
Weighted average number of Common Units outstanding - basic	61,598	61,290
Net loss per Common Unit - diluted	$(0.27)	$(0.48)
Weighted average number of Common Units outstanding - diluted	61,598	61,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 30,	June 24,
	2018	2017
Revenues
Propane	$990,344	$843,519
Fuel oil and refined fuels	82,414	69,612
Natural gas and electricity	43,942	44,229
All other	34,795	33,420
	1,151,495	990,780
Costs and expenses
Cost of products sold	507,223	402,726
Operating	310,132	306,839
General and administrative	49,685	40,179
Depreciation and amortization	94,593	95,756
	961,633	845,500
Loss on sale of business	4,823	—
Operating income	185,039	145,280
Loss on debt extinguishment	—	1,567
Interest expense, net	58,428	54,820
Income before (benefit from) provision for income taxes	126,611	88,893
(Benefit from) provision for income taxes	(749)	308
Net income	$127,360	$88,585
Net income per Common Unit - basic	$2.07	$1.45
Weighted average number of Common Units outstanding - basic	61,542	61,227
Net income per Common Unit - diluted	$2.06	$1.44
Weighted average number of Common Units outstanding - diluted	61,780	61,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Net (loss) income	$(16,595)	$(29,716)	$127,360	$88,585
Other comprehensive income:
Net unrealized (losses) on cash flow hedges	—	—	—	(10)
Reclassification of realized losses on cash flow hedges into earnings	—	—	—	215
Amortization of net actuarial losses and prior service credits into earnings	757	1,203	2,271	3,609
Other comprehensive income	757	1,203	2,271	3,814
Total comprehensive (loss) income	$(15,838)	$(28,513)	$129,631	$92,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30,	June 24,
	2018	2017
Cash flows from operating activities:
Net income	$127,360	$88,585
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	94,593	95,756
Loss on sale of business	4,823	—
Loss on debt extinguishment	—	1,567
Other, net	7,065	7,271
Changes in assets and liabilities:
Accounts receivable	(21,932)	(19,143)
Inventories	3,545	3,492
Other current and noncurrent assets	(5,111)	(5,193)
Accounts payable	(6,434)	(2,826)
Accrued employment and benefit costs	1,355	6,925
Customer deposits and advances	(51,536)	(49,652)
Contributions to defined benefit pension plan	(3,839)	(7,542)
Other current and noncurrent liabilities	6,227	4,738
Net cash provided by operating activities	156,116	123,978
Cash flows from investing activities:
Capital expenditures	(25,847)	(22,004)
Acquisition of businesses	(14,873)	—
Proceeds from sale of business	2,800	—
Proceeds from sale of property, plant and equipment	5,143	3,829
Net cash (used in) investing activities	(32,777)	(18,175)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	350,000
Repayments of long-term borrowings (includes premium and fees)	—	(360,931)
Proceeds from borrowings under revolving credit facility	283,700	273,240
Repayments of borrowings under revolving credit facility	(295,200)	(232,095)
Issuance costs associated with long-term borrowings	—	(7,064)
Partnership distributions	(110,342)	(162,347)
Other, net	(847)	(736)
Net cash (used in) financing activities	(122,689)	(139,933)
Net increase (decrease) in cash and cash equivalents	650	(34,130)
Cash and cash equivalents at beginning of period	2,789	37,341
Cash and cash equivalents at end of period	$3,439	$3,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		127,360		127,360
Other comprehensive income			2,271	2,271
Partnership distributions		(110,342)		(110,342)
Common Units issued under Restricted Unit Plans	300
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		6,016		6,016
Balance at June 30, 2018	61,405	$604,828	$(26,541)	$578,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,405,409 Common Units outstanding at June 30, 2018.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Recently Adopted Accounting Pronouncements.  During the first quarter of fiscal 2018, the Partnership adopted new accounting guidance regarding stock-based compensation under ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Cash payments made to the taxing authorities on employees’ behalf for withheld shares are now presented as financing activities on the condensed consolidated statement of cash flows, rather than operating activities.  The amounts paid to federal and state taxing authorities were $847 and $736 for the nine months ended June 30, 2018 and June 24, 2017, respectively.

3.	Acquisition and Disposition of Businesses

On November 7, 2017, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $4,871, including $750 for non-compete consideration, plus working capital acquired. As of June 30, 2018, $4,251 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives. The purchase price allocation and results of operations of the acquired business were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

On April 5, 2018, the Operating Partnership acquired the propane assets and operations of two affiliated propane retailers headquartered in Florida for $11,900, including $1,750 for non-compete consideration, plus working capital acquired. As of June 30, 2018, $10,622 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The preliminary purchase price allocation and results of operations of the acquired business were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 30, 2018 and September 30, 2017, respectively:

	As of June 30, 2018		As of September 30, 2017
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$10,953	Other current assets	$11,164
	Other assets	158	Other assets	771
		$11,111		$11,935

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$4,962	Other current liabilities	$1,978
	Other liabilities	—	Other liabilities	432
		$4,962		$2,410

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 30, 2018		June 24, 2017
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,108	$737	$809	$—
Beginning balance realized during the period	(3,277)	(737)	(589)	—
Contracts purchased during the period	1,352	158	—	—
Change in the fair value of outstanding contracts	(800)	—	(115)	—
Ending balance of over-the-counter options	$1,383	$158	$105	$—

As of June 30, 2018 and September 30, 2017, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and five months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and nine months ended June 30, 2018 and June 24, 2017 are as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 24, 2017
Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$—	Interest expense	$—	$—	Interest expense	$—

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$3,806		Cost of products sold	$(655)

	Nine Months Ended June 30, 2018			Nine Months Ended June 24, 2017

Derivatives in Cash Flow	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income
Hedging Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$—	Interest expense	$—	$(10)	Interest expense	$(215)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$(1,421)		Cost of products sold	$(2,708)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 30, 2018			As of September 30, 2017
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$19,688	$(8,577)	$11,111	$16,378	$(4,443)	$11,935

Liability Derivatives
Commodity-related derivatives	$13,539	$(8,577)	$4,962	$6,853	$(4,443)	$2,410

The Partnership had no cash collateral requirements as of June 30, 2018 and September 30, 2017 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 8) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 8) of the Partnership are as follows:

	As of
	June 30,	September 30,
	2018	2017
5.5% senior notes due June 1, 2024	$511,875	$527,888
5.75% senior notes due March 1, 2025	240,625	248,750
5.875% senior notes due March 1, 2027	327,250	349,125
	$1,079,750	$1,125,763

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 30,	September 30,
	2018	2017
Propane, fuel oil and refined fuels and natural gas	$48,210	$51,844
Appliances	1,628	1,376
	$49,838	$53,220

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 30, 2017
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Fiscal 2018 Activity
Goodwill disposed (2)	$(1,165)	$—	$—	$(1,165)

Balance as of June 30, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Other intangible assets consist of the following:

	As of
	June 30,	September 30,
	2018	2017
Customer relationships (1) (2)	$499,433	$492,656
Non-compete agreements (1)	33,540	31,040
Other	1,967	1,967
	534,940	525,663

Less: accumulated amortization
Customer relationships	(317,024)	(279,287)
Non-compete agreements	(27,207)	(25,242)
Other	(1,327)	(1,258)
	(345,558)	(305,787)
	$189,382	$219,876

(1)	Reflects the impact from the acquisitions (Note 3).
(2)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (Note 3).

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 237,697 and 183,752 units for the nine months ended June 30, 2018 and June 24, 2017, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 30, 2018 and June 24, 2017 does not include unvested Restricted Units (see Note 10) as their effect would be anti-dilutive.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 30,	September 30,
	2018	2017
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	151,145	162,645
Subtotal	1,276,145	1,287,645

Less: unamortized debt issuance costs	(13,967)	(15,481)
	$1,262,178	$1,272,164

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $151,145 and $162,645 was outstanding as of June 30, 2018 and September 30, 2017, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of June 30, 2018, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.8%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

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

As of June 30, 2018, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $45,226 which expire periodically through April 30, 2019.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 30, 2018.

The aggregate amounts of long-term debt maturities subsequent to June 30, 2018 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $151,145; fiscal 2022: $-0-; and thereafter: $1,125,000.

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

On July 26, 2018, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2018, payable on August 14, 2018 to holders of record on August 7, 2018.

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of June 30, 2018.  In accordance with an August 6, 2013 amendment to the 2009 Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the 2009 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The 2009 Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting.  The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the 2009 Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership's 2018 Restricted Unit Plan (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, the “Restricted Unit Plans”) authorizing the issuance of up to 1,800,000 Common Units.  As of June 30, 2018, there were no awards granted under the 2018 Restricted Unit Plan.

During the nine months ended June 30, 2018, the Partnership awarded 424,431 restricted units under the 2009 Restricted Unit Plan at an aggregate grant date fair value of $8,285.  The following is a summary of activity for the 2009 Restricted Unit Plan for the nine months ended June 30, 2018:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2017	621,045	$22.10
Awarded	424,431	19.52
Forfeited	(13,992)	(19.70)
Vested (with Common Units issued)	(335,253)	(24.39)
Outstanding June 30, 2018	696,231	$19.47

As of June 30, 2018, unrecognized compensation cost related to unvested restricted units awarded under the 2009 Restricted Unit Plan amounted to $4,322.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of one year.  Compensation expense for the 2009 Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 30, 2018 was $1,715 and $6,862, respectively, and $1,372 and $6,209, for the three and nine months ended June 24, 2017, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and nine months ended June 30, 2018 was $201 and $609, respectively, and $205 and $640 for the three and nine months ended June 24, 2017.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 30, 2018 reflected expense of $595 and $2,719, respectively, and income of $550 and $2,026 for the three and nine months ended June 24, 2017, respectively. As of June 30, 2018 and September 30, 2017, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,356 and $1,637, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 30, 2018 and September 30, 2017, the Partnership had accrued insurance liabilities of $71,303 and $68,581, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $19,916 and $18,626 as of June 30, 2018 and September 30, 2017.

Legal Matters.  The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this regard, the Partnership’s natural gas and electricity business is currently a defendant in two putative class action suits in New York and Pennsylvania. The complaints allege a number of claims regarding pricing to its electricity customers in those states under various consumer statutes and common law. Based on the nature of the allegations under these suits, the Partnership believes that the suits are without merit and is contesting each of these suits vigorously.  With respect to these pending suits, based on the merits of the allegations, a liability for a loss contingency is not required at this time.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

12.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,407 as of June 30, 2018.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 30, 2018 and September 30, 2017.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Interest cost	$944	$1,041	$2,832	$3,123
Expected return on plan assets	(473)	(537)	(1,420)	(1,611)
Amortization of net loss	920	1,301	2,762	3,901
Net periodic benefit cost	$1,391	$1,805	$4,174	$5,413

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Interest cost	$69	$96	$208	$288
Amortization of prior service credits	(124)	—	(374)	—
Amortization of net (gain)	(163)	(98)	(491)	(292)
Net periodic benefit cost	$(218)	$(2)	$(657)	$(4)

The Partnership expects to contribute approximately $4,764 to the defined benefit pension plan during fiscal 2018, of which $3,839 was contributed during the nine months ended June 30, 2018. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2018 is $1,243, of which $847 was contributed during the nine months ended June 30, 2018.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of June 30, 2018 and September 30, 2017, the Partnership’s estimated obligation to these MEPPs was $22,773 and $23,665, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended June 30, 2018 and June 24, 2017:

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Cash Flow Hedges
Balance, beginning of period	$—	$—	$—	$(205)
Other comprehensive income before reclassifications:
Unrealized (losses)	—	—	—	(10)
Reclassifications to earnings:
Realized losses (1)	—	—	—	215
Other comprehensive income	—	—	—	205
Balance, end of period	$—	$—	$—	$—

Pension Benefits
Balance, beginning of period	$(35,469)	$(48,791)	$(37,311)	$(51,391)
Reclassifications to earnings:
Amortization of net loss (2)	920	1,301	2,762	3,901
Other comprehensive income	920	1,301	2,762	3,901
Balance, end of period	$(34,549)	$(47,490)	$(34,549)	$(47,490)

Postretirement Benefits
Balance, beginning of period	$8,171	$5,570	$8,499	$5,764
Reclassifications to earnings:
Amortization of net gain (2)	(163)	(98)	(491)	(292)
Other comprehensive loss	(163)	(98)	(491)	(292)
Balance, end of period	$8,008	$5,472	$8,008	$5,472

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(27,298)	$(43,221)	$(28,812)	$(45,832)
Other comprehensive income before reclassifications	—	—	—	(10)
Reclassifications to earnings	757	1,203	2,271	3,824
Other comprehensive income	757	1,203	2,271	3,814
Balance, end of period	$(26,541)	$(42,018)	$(26,541)	$(42,018)

(1)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(2)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits.”

15.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Revenues:
Propane	$205,400	$188,406	$990,344	$843,519
Fuel oil and refined fuels	15,400	12,886	82,414	69,612
Natural gas and electricity	10,403	11,923	43,942	44,229
All other	10,733	9,680	34,795	33,420
Total revenues	$241,936	$222,895	$1,151,495	$990,780
Operating income (loss):
Propane (1)	$28,073	$11,323	$245,845	$201,332
Fuel oil and refined fuels	(891)	199	10,132	9,875
Natural gas and electricity	2,192	2,806	11,131	11,461
All other	(4,607)	(5,747)	(14,821)	(16,139)
Corporate	(21,706)	(19,643)	(67,248)	(61,249)
Total operating income (loss)	3,061	(11,062)	185,039	145,280

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	—	1,567
Interest expense, net	19,512	18,502	58,428	54,820
Provision for (benefit from) income taxes	144	152	(749)	308
Net (loss) income	$(16,595)	$(29,716)	$127,360	$88,585
Depreciation and amortization:
Propane	$27,875	$27,787	$83,944	$83,243
Fuel oil and refined fuels	571	625	1,866	1,923
Natural gas and electricity	—	—	—	—
All other	57	76	163	222
Corporate	2,756	3,337	8,620	10,368
Total depreciation and amortization	$31,259	$31,825	$94,593	$95,756

	As of
	June 30,	September 30,
	2018	2017
Assets:
Propane	$2,020,928	$2,066,997
Fuel oil and refined fuels	49,525	49,863
Natural gas and electricity	12,679	12,455
All other	3,576	2,147
Corporate	44,825	39,821
Total assets	$2,131,533	$2,171,283

(1)	Includes the loss on sale of business of $4,823 for the nine months ended June 30, 2018 (see Note 3).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 30, 2018. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter of our fiscal year.  Net loss for the third quarter of fiscal 2018 was $16.6 million, or $0.27 per Common Unit, compared to a net loss of $29.7 million, or $0.48 per Common Unit, in the prior year third quarter.

Net loss and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarters of fiscal 2018 and 2017 included unrealized (non-cash) mark-to-market adjustments on derivative instruments in both periods. Excluding the effects of the foregoing items, Adjusted EBITDA (as defined and reconciled below) increased $9.1 million, or 42.5%, to $30.5 million for the third quarter of fiscal 2018.

Retail propane gallons sold in the third quarter of fiscal 2018 of 80.5 million gallons increased 3.6% compared to the prior year third quarter. Although weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, volumes in the third quarter of fiscal 2018 were positively impacted by cooler temperatures, particularly during the month of April.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all our service territories for the third quarter of fiscal 2018 were 14% cooler than the prior year third quarter, yet 4% warmer than normal.

Revenues in the third quarter of fiscal 2018 of $241.9 million increased $19.0 million, or 8.5%, compared to the prior year third quarter, primarily due to higher propane volumes sold combined with higher retail selling prices associated with higher wholesale product costs.  Average propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 38.8% and 42.0% higher than the prior year third quarter, respectively. Cost of products sold for the third quarter of fiscal 2018 of $95.4 million increased $3.3 million, or 3.6%, compared to the prior year third quarter, primarily due to higher wholesale product costs, and to a lesser extent, higher propane volumes sold. Cost of products sold included a $3.8 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.7 million unrealized (non-cash) loss in the prior year third quarter. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Combined operating and general and administrative expenses of $112.2 million for the third quarter of fiscal 2018 increased $2.2 million, or 2.0%, compared to the prior year third quarter, primarily due to higher variable operating costs to support higher demand and higher vehicle fuel costs.

Depreciation and amortization expense of $31.3 million decreased $0.6 million, or 1.8%, compared to the prior year third quarter. Net interest expense of $19.5 million increased $1.0 million, or 5.5%, compared to the prior year third quarter, primarily due to the rise in benchmark interest rates. With the increase in Adjusted EBITDA, combined with a net debt reduction of $11.5 million during the first nine months of fiscal 2018, our Consolidated Leverage Ratio improved to 4.35x as of June 30, 2018, compared to 5.14x as of September 30, 2017.

During the third quarter of fiscal 2018, we closed on the acquisition of a propane operation located in a strategic market for a total purchase price of $11.9 million, which was funded with cash.

As previously announced on July 26, 2018, the Partnership’s Board of Supervisors has declared a quarterly distribution of $0.60 per Common Unit for the three months ended June 30, 2018.  The distribution is payable on August 14, 2018 to Common Unitholders of record as of August 7, 2018.

Our anticipated cash requirements for the remainder of fiscal 2018 include: (i) maintenance and growth capital expenditures of approximately $9.2 million; (ii) interest and income tax payments of approximately $20.3 million; and (iii) cash distributions of approximately $36.8 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 24, 2017

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 30,	June 24,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenues
Propane	$205,400	$188,406	$16,994	9.0%
Fuel oil and refined fuels	15,400	12,886	2,514	19.5%
Natural gas and electricity	10,403	11,923	(1,520)	(12.7)%
All other	10,733	9,680	1,053	10.9%
Total revenues	$241,936	$222,895	$19,041	8.5%
Retail gallons sold
Propane	80,491	77,712	2,779	3.6%
Fuel oil and refined fuels	5,138	5,243	(105)	(2.0)%

As discussed above, average temperatures (as measured in heating degrees days) across all of our service territories during the third quarter of fiscal 2018 were 14% cooler than the prior year third quarter, albeit 4% warmer than normal. The increase in heating degrees days for the quarter were concentrated in the month of April with temperatures that were 39% colder than April 2017 and 16% colder than normal, which contributed to an increase in customer demand for heating needs.

Revenues from the distribution of propane and related activities of $205.4 million increased $17.0 million, or 9.0%, compared to the prior year primarily due to higher average retail selling prices and higher volumes sold.  Average propane selling prices increased 8.8% associated with higher wholesale costs, resulting in a $15.5 million increase in revenues.  As a result of the increase in customer demand, retail propane gallons sold increased 2.8 million gallons, or 3.6%, resulting in a $6.1 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $13.3 million, which decreased $4.6 million primarily due to risk management activities, including a lower notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $15.4 million increased $2.5 million, or 19.5%, compared to the prior year third quarter primarily due to higher average selling prices.  During the third quarter of fiscal 2018, average fuel oil and refined fuels selling prices increased 21.6% attributable to higher wholesale costs, resulting in a $2.8 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.1 million gallons, or 2.0%, resulting in a $0.3 million decrease in revenues.

Revenues in our natural gas and electricity segment of $10.4 million were $1.5 million, or 12.7%, lower than the prior year, mainly due to a decrease in electricity usage.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	June 30,	June 24,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of products sold
Propane	$75,098	$73,893	$1,205	1.6%
Fuel oil and refined fuels	11,229	8,545	2,684	31.4%
Natural gas and electricity	6,168	7,069	(901)	(12.7)%
All other	2,897	2,587	310	12.0%
Total cost of products sold	$95,392	$92,094	$3,298	3.6%
As a percent of total revenues	39.4%	41.3%

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

Given the retail nature of our operations, we maintain a certain level of priced physical inventory to help ensure that our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or options contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. At expiration, the derivative contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. Under this risk management strategy, realized gains or losses on futures or options contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold (which may or may not occur in the same accounting period).  We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes. Unrealized (non-cash) gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded within cost of products sold.  Cost of products sold excludes depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 38.8% and 42.0% higher than the prior year third quarter, respectively. The net change in the fair value of derivative instruments resulted in a $3.8 million unrealized (non-cash) gain in the third quarter of fiscal 2018 compared to an unrealized (non-cash) loss of $0.7 million in the prior year third quarter, resulting in a decrease of $4.5 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $75.1 million increased $1.2 million, or 1.6%, compared to the prior year third quarter, primarily due to higher average wholesale costs and higher volumes sold.  Higher average wholesale propane costs and volumes sold contributed to increases in cost of products sold in the propane segment of $15.2 million and $2.4 million, respectively, compared to the prior year. Cost of products sold from other propane activities decreased $11.9 million compared to the prior year primarily due to risk management activities, including a lower notional amount of hedging contracts that were settled physically, and a higher level of realized gains (as a result of the rise in commodity prices) on derivative contracts used to hedge price risk associated with propane product purchases.

Cost of products sold associated with our fuel oil and refined fuels segment of $11.2 million increased $2.7 million, or 31.4%, compared to the prior year third quarter. Higher average fuel oil and refined fuels wholesale costs and slightly lower volumes sold contributed to an increase in cost of products sold of $2.9 million and a decrease of $0.2 million, respectively, compared to the prior year third quarter.

Cost of products sold in our natural gas and electricity segment of $6.2 million were $0.9 million, or 12.7%, lower than the prior year.

Total cost of products sold as a percent of total revenues decreased 1.9 percentage points to 39.4% from 41.3% primarily due to a decrease in propane costs resulting from risk management activities, including the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
Operating expenses	$97,519	$97,070	$449	0.5%
As a percent of total revenues	40.3%	43.5%

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

Operating expenses of $97.5 million for the third quarter of fiscal 2018 increased $0.4 million, or 0.5%, compared to $97.1 million in the prior year third quarter. The increase in operating expenses was primarily due to higher variable operating costs to support higher customer demand and higher vehicle fuel costs, which was substantially offset by continued savings from operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
General and administrative expenses	$14,705	$12,968	$1,737	13.4%
As a percent of total revenues	6.1%	5.8%

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

General and administrative expenses of $14.7 million for the third quarter of fiscal 2018 increased $1.7 million, or 13.4%, compared to the prior year third quarter primarily due to higher variable compensation expense associated with higher earnings and higher professional services fees.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 30,	June 24,		Percent
	2018	2017	Decrease	Decrease
Depreciation and amortization	$31,259	$31,825	$(566)	(1.8)%
As a percent of total revenues	12.9%	14.3%

Depreciation and amortization expense of $31.3 million in the third quarter of fiscal 2018 decreased $0.6 million, or 1.8%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
Interest expense, net	$19,512	$18,502	$1,010	5.5%
As a percent of total revenues	8.1%	8.3%

Net interest expense of $19.5 million in the third quarter of fiscal 2018 was $1.0 million higher than the prior year quarter, primarily due to an increase in benchmark interest rates on borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 30,	June 24,
	2018	2017
Net loss	$(16,595)	$(29,716)
Add:
Provision for income taxes	144	152
Interest expense, net	19,512	18,502
Depreciation and amortization	31,259	31,825
EBITDA	34,320	20,763
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(3,806)	655
Adjusted EBITDA	$30,514	$21,418

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 24, 2017

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 30,	June 24,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenues
Propane	$990,344	$843,519	$146,825	17.4%
Fuel oil and refined fuels	82,414	69,612	12,802	18.4%
Natural gas and electricity	43,942	44,229	(287)	(0.6)%
All other	34,795	33,420	1,375	4.1%
Total revenues	$1,151,495	$990,780	$160,715	16.2%
Retail gallons sold
Propane	375,201	350,188	25,013	7.1%
Fuel oil and refined fuels	27,905	27,251	654	2.4%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2018 were 6% warmer than normal and 9% cooler than the comparable prior year period.  The cooler temperatures compared to the prior year were experienced throughout the majority of our service territories, which contributed to an increase in customer demand for heating needs.

Revenues from the distribution of propane and related activities of $990.3 million increased $146.8 million, or 17.4%, primarily due to higher average retail selling prices and higher volumes sold.  Average propane selling prices increased 11.0% associated with higher wholesale propane costs, resulting in a $91.9 million increase in revenues.  Retail propane gallons sold increased 25.0 million gallons, or 7.1%, resulting in a $55.6 million increase in revenues.  Included within the propane segment are revenues from other propane activities of $64.9 million, which decreased $0.7 million.

Revenues from the distribution of fuel oil and refined fuels of $82.4 million increased $12.8 million, or 18.4%, primarily due to higher average selling prices and higher volumes sold. Average selling prices for fuel oil and refined fuels increased 15.5%, resulting in an $11.0 million increase in revenues.  Fuel oil and refined fuels gallons sold increased 0.7 million gallons, or 2.4%, resulting in a $1.8 million increase in revenues.

Revenues in our natural gas and electricity segment of $43.9 million decreased $0.3 million, or 0.6%, compared to the prior year.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
Cost of products sold
Propane	$413,923	$322,251	$91,672	28.4%
Fuel oil and refined fuels	57,193	44,935	12,258	27.3%
Natural gas and electricity	26,236	25,876	360	1.4%
All other	9,871	9,665	206	2.1%
Total cost of products sold	$507,223	$402,726	$104,497	25.9%
As a percent of total revenues	44.0%	40.6%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 38.7% and 28.5% higher than the first nine months of the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $1.4 million and $2.7 million in the first nine months of fiscal 2018 and 2017, respectively, resulting in a decrease of $1.3 million in cost of products sold compared to the prior year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $413.9 million increased $91.7 million, or 28.4%.  Higher average wholesale costs resulted in an increase of $96.0 million compared to the prior year, while the increase in volumes sold increased costs by $21.3 million.  Cost of products sold from other propane activities decreased $24.3 million compared to the prior year, primarily due to realized gains (as a result of the rise in commodity prices) on derivative contracts used to hedge price risk associated with propane product purchases.

Cost of products sold associated with our fuel oil and refined fuels segment of $57.2 million increased $12.3 million, or 27.3%.  Higher average wholesale costs resulted in an increase of $11.2 million and higher volumes sold resulted in an increase of $1.1 million over the prior year period.

Cost of products sold in our natural gas and electricity segment of $26.2 million increased $0.4 million, or 1.4%, compared to the prior year.

Total cost of products sold as a percent of total revenues increased 3.4 percentage points to 44.0% from 40.6% primarily due to the year-over-year rise in wholesale propane costs outpacing the year-over-year increase in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
Operating expenses	$310,132	$306,839	$3,293	1.1%
As a percent of total revenues	26.9%	31.0%

Operating expenses of $310.1 million for the first nine months of fiscal 2018 increased $3.3 million, or 1.1%, compared to the prior year period. The increase in operating expenses was primarily due to higher variable operating costs attributable to an increase in deliveries and other operational activities to support higher customer demand, higher variable compensation associated with higher operating earnings, and higher general insurance expenses, all of which were substantially offset by continued savings from operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
General and administrative expenses	$49,685	$40,179	$9,506	23.7%
As a percent of total revenues	4.3%	4.1%

General and administrative expenses of $49.7 million for the first nine months of fiscal 2018 increased $9.5 million, or 23.7%, compared to the prior year period, primarily due to higher variable compensation expense associated with higher earnings.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 30,	June 24,		Percent
	2018	2017	Decrease	Decrease
Depreciation and amortization	$94,593	$95,756	$(1,163)	(1.2)%
As a percent of total revenues	8.2%	9.7%

Depreciation and amortization expense of $94.6 million for the first nine months of fiscal 2018 decreased $1.2 million, or 1.2%, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 30,	June 24,		Percent
	2018	2017	Increase	Increase
Interest expense, net	$58,428	$54,820	$3,608	6.6%
As a percent of total revenues	5.1%	5.5%

Net interest expense of $58.4 million increased $3.6 million, or 6.6%, compared to the prior year period, primarily due to a higher average level of outstanding borrowings and, to a lesser extent, an increase in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility.  These items were partially offset by savings from the refinancing of our previously outstanding 7.375% senior notes due August 1, 2021 with the issuance of 5.875% senior notes due March 1, 2027 in the second quarter of fiscal 2017. See Liquidity and Capital Resources below for additional discussion.

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

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 30,	June 24,
	2018	2017
Net income	$127,360	$88,585
Add:
(Benefit from) provision for income taxes	(749)	308
Interest expense, net	58,428	54,820
Depreciation and amortization	94,593	95,756
EBITDA	279,632	239,469
Unrealized (non-cash) losses on changes in fair value of derivatives	1,421	2,708
Loss on debt extinguishment	—	1,567
Loss on sale of business	4,823	—
Adjusted EBITDA	$285,876	$243,744

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2018 and fiscal 2017 was $156.1 million and $124.0 million, respectively. The $32.1 million year-over-year increase in net cash provided by operating activities was primarily attributable to higher earnings (discussed above), offset to an extent by a larger increase in working capital during the first nine months of fiscal 2018 compared to the prior year, stemming from the impact of higher wholesale product costs.

Investing Activities.  Net cash used in investing activities of $32.8 million for the first nine months of fiscal 2018 consisted of capital expenditures of $25.8 million (including approximately $15.7 million to support the growth of operations and $10.1 million for maintenance expenditures) and $14.9 million used in the acquisition of two retail propane businesses (see Item 1, Note 3 of this Quarterly Report); partially offset by $5.1 million in proceeds from the sale of other property, plant and equipment and $2.8 million in proceeds from the sale of assets and operations in a non-strategic market.

Net cash used in investing activities of $18.2 million for the first nine months of fiscal 2017 consisted of capital expenditures of $22.0 million (including approximately $13.6 million to support the growth of operations and $8.4 million for maintenance expenditures), partially offset by $3.8 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2018 of $122.7 million reflected $110.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and first and second quarters of fiscal 2018, other financing activities of $0.8 million and net repayments of borrowings under the Revolving Credit Facility of $11.5 million.

Net cash used in financing activities for the first nine months of fiscal 2017 of $139.9 million reflects the quarterly distributions to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and the first and second quarters of fiscal 2017.  In addition, cash used in financing activities included proceeds of $350.0 million from the issuance of the 2027 Senior Notes in February 2017 which were used, along with borrowings under the Revolving Credit Facility, to repurchase, satisfy and discharge all of the previously outstanding 2021 Senior Notes, as well as to pay tender premiums and other related fees of $14.7 million and debt issuance costs of $6.1 million, pursuant to a tender offer and redemption.  Total net borrowings under the Revolving Credit Facility were $41.1 million for the first nine months of fiscal 2017, which were used to fund a portion of our cash needs.  During the third quarter of fiscal 2017, we paid $1.0 million for costs incurred to amend the Revolving Credit Facility.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 30, 2018, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $151.1 million outstanding under our Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to June 30, 2018 are as follows: fiscal 2018: $-0-; fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $151.1 million; fiscal 2022: $-0-; and thereafter: $1,125.0 million.

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

On July 26, 2018, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the third quarter of fiscal 2018, payable on August 14, 2018 to holders of record on August 7, 2018.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At June 30, 2018, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $34.6 million and $11.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 30, 2018, we had accrued insurance liabilities of $71.3 million, and a receivable of $19.9 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 30, 2018, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of June 30, 2018.

B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of June 30, 2018 indicates a decrease in potential future net gains of $6.4 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 30, 2018.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 30, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

10.1	2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 16, 2018).

10.2	Fifth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective April 1, 2018). (Filed herewith). #

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

August 9, 2018	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 9, 2018	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller