Form 10-K
period 2018-09-29
SUBURBAN PROPANE PARTNERS LP
filed 2018-11-21
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value as of March 31, 2018 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($22.01 per unit), was approximately $1,351,491,000.

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2018, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2017.  As of September 29, 2018, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 440.0 million gallons of propane and 31.0 million gallons of fuel oil and refined fuels to retail customers during the year ended September 29, 2018. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

We currently file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K with the SEC.  You may read and print copies of any materials that we file with the SEC on the SEC’s EDGAR database at www.sec.gov.

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 29, 2018, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 700 locations in 41 states as of September 29, 2018.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 29, 2018, we serviced approximately 880,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Most of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale.  Approximately 95% of the propane gallons sold by us in fiscal 2018 were to retail customers: 45% to residential customers, 28% to commercial customers, 9% to industrial customers, 4% to agricultural customers and 14% to other retail users.  The balance of approximately 5% of the propane gallons sold by us in fiscal 2018 was for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2018.

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

Supply

Our propane supply is purchased from approximately 50 oil companies and natural gas processors at approximately 144 supply points located in the United States and Canada.  We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market.  Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices.  Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars.  See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2019.  During fiscal 2018, Crestwood Equity Partners L.P. (“Crestwood”), Targa Liquids Marketing and Trade LLC (“Targa”), and Enterprise Products Partners L.P. (“Enterprise”) provided approximately 22%, 15%, and 11% of our total propane purchases, respectively.  No other single supplier accounted for 10% or more of our propane purchases in fiscal 2018.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood, Targa, or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Approximately 89% of our total propane purchases were from domestic suppliers in fiscal 2018.

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

We own and operate a large propane storage facility in Elk Grove, California.  We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 29, 2018, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the US Census Bureau’s 2017 American Community Survey, propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel.  This level has not changed materially over the previous two decades.  As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2016 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in January 2018, and LP/Gas Magazine dated February 2017, the ten largest retailers, including us, account for approximately 36% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 43,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2018 amounted to 31.0 million gallons. Approximately 69% of the fuel oil and refined fuels gallons sold by us in fiscal 2018 were to residential customers, principally for home heating, 7% were to commercial customers, and 6% to other users.  Sales of diesel and gasoline accounted for the remaining 18% of total volumes sold in this segment during fiscal 2018.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2018.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 20 suppliers at approximately 50 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2019.

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

Natural Gas and Electricity

We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service:  generation, transmission and distribution.  However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers.  In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points.  The local utility companies continue to distribute electricity and natural gas on their distribution systems.  The business strategy of this segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.  As part of this strategy, just recently, AES commenced marketing its products and services to residents of Maryland.

We serve approximately 64,000 natural gas and electricity customers in New York and Pennsylvania.  As a result of the New York Public Service Commission’s (“NY PSC”) Low Income Order (“Order”) which became effective in 2018, we were required to return low income residential customers to local utility service.  This Order, along with another NY PSC order to reregulate the retail natural gas and electricity markets, has impacted our ability to acquire new customers in New York. The latter PSC order was vacated in response to a court challenge by a coalition of industry participants, and is currently on appeal. The pending appeal will decide whether the NY PSC has the ability to regulate commodity prices from third-party suppliers like AES.  The NY PSC in 2017 noticed a proposed rulemaking to further regulate the energy markets.  The proposed rulemaking proceedings have not been completed, and any revisions will depend on the ruling on the pending appeal.

During fiscal 2018, we sold approximately 2.8 million dekatherms of natural gas and 388.1 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers.  Pricing under the annual natural gas supply contracts is based on posted market prices at the time of delivery, and some contracts include a pricing formula that typically is based on prevailing market prices.  The majority of our electricity requirements are purchased through the New York Independent System Operator (“NYISO”) and PJM Interconnection (“PJM”) under annual supply agreements, as well as purchase arrangements through other national wholesale suppliers on the open market.  Electricity pricing under the NYISO and PJM agreements are based on local market indices at the time of delivery.  Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

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

Government Regulation; Environmental, Health and Safety Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws and regulations impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes and can require the investigation, cleanup or monitoring of environmental contamination. We own real property at locations where such hazardous materials may be or may have been present as a result of prior activities.

We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with aboveground and underground fuel storage tanks.  We will also incur other expenses associated with environmental compliance.  We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.  As of September 29, 2018, we had accrued environmental liabilities of $1.9 million representing the total estimated future liability for remediation and monitoring of all of our properties.

Estimating the extent of our responsibility at a particular site, and the method and ultimate cost of remediation and monitoring of that site, requires making numerous assumptions.  As a result, the ultimate cost to remediate and monitor any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to us, at that site. However, we believe that our past experience provides a reasonable basis for estimating these liabilities.  As additional information becomes available, estimates are adjusted as necessary.  While we do not anticipate that any such adjustment would be material to our financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities.  We currently cannot determine whether we will incur additional liabilities or the extent or amount of any such liabilities, or the extent to which such additional liabilities would be subject to any contractual indemnification protections.

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

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety.  Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting.  We believe that our operations are in compliance, in all material respects, with applicable worker health and safety standards.  We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”).  The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) regulation to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure.  We have a number of facilities registered with the DHS.  As a result of the CFATS Act of 2014, the DHS updated the tiering methodology for chemical facilities.  In the fall of 2016, DHS required covered facilities to submit revised Top-Screens, as defined by DHS, using the enhanced risk assessment methodology.  We have submitted all requested revised Top-Screens and have developed approved Site Security Plans for our regulated or “tiered” facilities. Less than 5% of our facilities are designated as “tiered” facilities. We expect to incur minor costs for enhanced physical security measures for those facilities that became regulated as a higher risk facility under the enhanced risk assessment methodology.

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

Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, we anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, the adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

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

See the Risk Factor entitled “The ability of AES to acquire and retain retail natural gas and electricity customers is highly competitive, price sensitive and may be impacted by changes in state regulations” for a description of certain regulatory and litigation impacts on our AES business.

Employees

As of September 29, 2018, we had 3,277 full time employees, of whom 603 were engaged in general and administrative activities (including fleet maintenance), 30 were engaged in transportation and product supply activities and 2,644 were customer service center employees, as well as 139 part time employees.  As of September 29, 2018, 71 of our employees were represented by 8 different local chapters of labor unions.  We believe that our relations with both our union and non‑union employees are satisfactory.  In addition, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 7%, 15% and 17% warmer than normal for fiscal 2018, fiscal 2017 and fiscal 2016, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

The ability of AES to acquire and retain retail natural gas and electricity customers is highly competitive, price sensitive and may be impacted by changes in state regulations.

The deregulated retail natural gas and electricity industries in which AES participates are highly competitive.  New York has proposed major reregulation of these industries, and other states have changed business rules to provide further protections to consumers.  In New York, low income consumers are no longer allowed to choose their natural gas and electricity provider.   At this time, we are unable to predict the ultimate outcome of these regulatory proceedings, or the impact of such eventual outcome on AES’ business, but they could impact the ability of AES to acquire and retain natural gas and electricity customers.  These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies, two such lawsuits were commenced against AES in 2018, involving New York and Pennsylvania customers.  AES filed motions to dismiss both actions on procedural and substantive grounds, and the federal district court in the Pennsylvania action granted AES’ motion in its entirety in September 2018.  The Pennsylvania court also denied Plaintiff’s motion to amend his complaint and reverse the dismissal order in November 2018.  Plaintiff has filed an appeal of the dismissal of his complaint.  In the New York action, the federal district court granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s consumer fraud statute and breach of contract causes of action to proceed. AES has filed a motion for reconsideration seeking the dismissal of the entire New York complaint.  Although AES believes the claims in both of these actions to be devoid of merit and intends to vigorously defend itself in both matters, it is unable to predict at this time the ultimate outcome of these two actions.  However, if these class action lawsuits were ultimately successful, they could have an adverse impact on our business and operations.

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

As of September 29, 2018, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $143.6 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes and the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 5.95 to 1.0 for each fiscal quarter ending in June, September and December 2017, and March and June 2018, 5.75 to 1.0 for the fiscal quarter ending in September 2018, and 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.  Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 29, 2018.

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

If we were treated as a corporation for U.S. federal income tax purposes, then we would pay U.S. federal income tax on our income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay additional state income tax at varying rates. Because a tax would be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and thus would likely result in a substantial reduction in the value of our Common Units.

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

The Tax Cuts and Jobs Act, enacted December 22, 2017, made significant changes to the Code, including, among other things:  (i) a special tax rate applicable for certain qualified business income derived by partnerships and other pass-through entities; (ii) immediate expensing of certain capital expenses and (iii) significant limitations on deductibility of interest and net operating losses.  We continue to analyze this tax legislation and the impact it may have on our business.  The impact of this tax legislation on us and the value of an investment in our Common Units is uncertain.

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

Investment in Common Units by certain tax-exempt entities and foreign persons raises issues specific to them. For example, virtually all of our taxable income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction).  As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. A foreign person who sells or otherwise disposes of a Common Unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that Common Unit.  The Tax Cuts and Jobs Act imposes a 10% withholding tax on the amount realized on the disposition of a partnership interest by a foreign person if any gain on the transfer of such interest would be treated as giving rise to effectively connected income.   Such withholding tax obligation is currently suspended in the case of a disposition of certain publicly traded partnership interests until further guidance is provided.

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

As of September 29, 2018, we owned approximately 75% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 29, 2018, we had a fleet of 8 transport truck tractors, of which we owned 6, and 23 railroad tank cars, of which we owned none.  In addition, as of September 29, 2018 we had 1,188 bobtail and rack trucks, of which we owned 54%, 127 fuel oil tankwagons, of which we owned 69%, and 1,329 other delivery and service vehicles, of which we owned 49%.  We lease the vehicles we do not own.  As of September 29, 2018, we also owned approximately 800,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 56,000 customer propane storage tanks with typical capacities of over 500 gallons and 270,000 portable propane cylinders with typical capacities of five to ten gallons.

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
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 19, 2018, there were 596 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

(b)	Not applicable.
(c)	None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data as derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report.  All amounts in the tables below, except per unit data, are in thousands.

	Year Ended
	September 29, 2018	September 30, 2017 (a)	September 24, 2016	September 26, 2015	September 27, 2014
Statement of Operations Data
Revenues	$1,344,413	$1,187,886	$1,046,111	$1,416,979	$1,938,257
Costs and expenses	1,186,279	1,072,602	965,474	1,239,221	1,748,131
(Loss) gain on sale of business (b)	(4,823)	—	9,769	—	—
Operating income	153,311	115,284	90,406	177,758	190,126
Interest expense, net	77,383	75,263	75,086	77,634	83,261
Pension settlement charge (c)	—	6,100	2,000	2,000	—
Loss on debt extinguishment (d)	—	1,567	292	15,072	11,589
(Benefit from) provision for income taxes	(606)	459	588	700	767
Net income	76,534	37,995	14,440	84,352	94,509
Net income per Common Unit - basic (e)	1.24	0.62	0.24	1.39	1.56
Net income per Common Unit - diluted (e)	1.24	0.62	0.24	1.38	1.56
Cash distributions declared per unit	$2.40	$3.26	$3.55	$3.54	$3.50

Balance Sheet Data
Cash and cash equivalents	$5,164	$2,789	$37,341	$152,338	$92,639
Current assets	157,768	139,493	147,299	273,413	294,865
Total assets	2,101,199	2,171,283	2,282,299	2,470,010	2,593,270
Current liabilities	219,038	210,366	205,054	210,346	222,266
Total debt	1,255,138	1,272,164	1,224,502	1,225,387	1,226,592
Total liabilities	1,607,375	1,618,301	1,574,068	1,571,690	1,571,817
Partners' capital - Common Unitholders	$518,494	$581,794	$754,063	$947,203	$1,067,358

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities (f)	$208,542	$161,336	$157,421	$324,209	$225,551
Investing activities	(39,090)	(22,988)	(53,905)	(35,972)	(16,532)
Financing activities (f)	$(167,077)	$(172,900)	$(218,513)	$(228,538)	$(223,612)

Other Data
Depreciation and amortization	$125,222	$127,938	$129,616	$133,294	$136,399
EBITDA (g)	278,533	241,655	219,730	295,980	314,936
Adjusted EBITDA (g)	283,046	243,045	223,043	334,039	338,502
Capital expenditures - maintenance and growth (h)	$32,902	$28,168	$38,375	$41,213	$30,052
Retail gallons sold
Propane	439,955	420,770	414,776	480,372	530,743
Fuel oil and refined fuels	31,045	30,895	30,878	41,878	49,071

(a)	Fiscal 2017 included 53 weeks of operations compared to 52 weeks in each of fiscal 2018, 2016, 2015 and 2014.
(b)

On December 8, 2017, we sold certain assets and operations in a non-strategic market of the propane segment for $2.8 million, plus working capital consideration, resulting in a loss of $4.8 million.  On April 22, 2016, we sold certain assets and operations in a non-strategic market of the propane segment for $26.0 million, including $5.0 million of non-compete consideration that will be received over a five-year period, resulting in a gain of $9.8 million.

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

•

On March 3, 2016, we entered into a Second Amended and Restated Credit Agreement (“the “Amended Credit Agreement”) that provides for a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $143.6 million, $162.6 million and $100.0 million was outstanding as of September 29, 2018, September 30, 2017 and September 24, 2016, respectively.  As of the end of fiscal 2015 and 2014, $100.0 million was outstanding under the revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility of the Amended Credit Agreement.  The Amended Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit facility from $400.0 million to $500.0 million.  In connection with the Amended Credit Agreement, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

(e)

Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our 2000, 2009 and 2018 Restricted Unit Plans (which we collectively refer to as the “Restricted Unit Plans” or the “RUP”) to retirement-eligible grantees.  The final awards under the 2000 Restricted Unit Plan vested during the first quarter of fiscal 2015.  Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans.

(f)

During the first quarter of fiscal 2018, we adopted new accounting guidance regarding stock-based compensation under Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Cash payments made to the taxing authorities on employees’ behalf for withheld shares are now presented as financing activities on the consolidated statement of cash flows, rather than operating activities. The amounts reclassed from operating activities to financing activities for payments made to federal and state taxing authorities were $847, $974 and $313 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. There was no such activity in fiscal 2015 or fiscal 2014.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

	Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014
Net income	$76,534	$37,995	$14,440	$84,352	$94,509
Add:
(Benefit from) provision for income taxes	(606)	459	588	700	767
Interest expense, net	77,383	75,263	75,086	77,634	83,261
Depreciation and amortization	125,222	127,938	129,616	133,294	136,399
EBITDA	278,533	241,655	219,730	295,980	314,936
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(310)	(6,277)	1,190	(1,855)	(306)
Loss (gain) on sale of business	4,823	—	(9,769)	—	—
Pension settlement charge	—	6,100	2,000	2,000	—
Loss on debt extinguishment	—	1,567	292	15,072	11,589
Multi-employer pension plan withdrawal charge	—	—	6,600	11,300	—
Product liability settlement	—	—	3,000	—	—
Integration-related costs	—	—	—	11,542	12,283
Adjusted EBITDA	$283,046	$243,045	$223,043	$334,039	$338,502

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply.  We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil, crude oil and natural gas at fixed prices in the future.  The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism.  Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of six members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

Results of Operations and Financial Condition

Net income for fiscal 2018 was $76.5 million, or $1.24 per Common Unit, compared to $38.0 million, or $0.62 per Common Unit, in fiscal 2017.

Net income and EBITDA (as defined and reconciled below) for fiscal 2018 included a loss of $4.8 million from the sale of certain assets and operations in a non-strategic market of the propane segment.  Net income and EBITDA for fiscal 2017 included a pension settlement charge of $6.1 million and a loss on debt extinguishment of $1.6 million. Excluding the effects of the foregoing items and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) increased $40.0 million, or 16.5%, to $283.0 million in fiscal 2018 from $243.0 million in the prior year.

Retail propane gallons sold in fiscal 2018 increased 19.2 million gallons, or 4.6%, to 440.0 million gallons. Sales of fuel oil and other refined fuels of 31.0 million gallons in fiscal 2018 were essentially flat year over year.  Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2018 were 7% warmer than normal and 8% cooler than the prior year.  The cooler temperatures compared to the prior year were experienced throughout the majority of our service territories, which contributed to an increase in customer demand for heating needs.

Revenues for fiscal 2018 of $1,344.4 million increased $156.5 million, or 13.2%, compared to the prior year, primarily due to higher retail selling prices associated with higher wholesale costs, combined with higher volumes sold.

Cost of products sold for fiscal 2018 of $592.6 million increased $116.0 million, or 24.3%, compared to the prior year, primarily due to higher wholesale costs and higher volumes sold.  Average propane prices (basis Mont Belvieu, Texas) and fuel oil prices for fiscal 2018 increased 36.0% and 29.5% compared to the prior year, respectively.  Cost of products sold for fiscal 2018 included a $0.3 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $6.3 million unrealized (non-cash) gain in fiscal 2017.  These unrealized gains are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $468.4 million for fiscal 2018 were essentially flat compared to the prior year.  Excluding the charge in the prior year discussed above, expenses increased $6.5 million, or 1.4%, compared to the prior year due to higher variable operating costs attributable to an increase in deliveries and other operational activities to support higher customer demand, as well as higher variable compensation associated with higher earnings.

Depreciation and amortization expense of $125.2 million for fiscal 2018 decreased $2.7 million, or 2.1%, primarily due to the acceleration of depreciation expense recorded in the prior year for assets taken out of service.  Net interest expense of $77.4 million for fiscal 2018 increased $2.1 million, or 2.8%, primarily due to an increase in benchmark interest rates and higher average outstanding borrowings under the Partnership’s revolving credit facility. Nonetheless, we repaid $19.0 million under our revolver from operating cash flows during fiscal 2018, which reduced outstanding revolver borrowings to $143.6 million at the end of the fiscal year, compared to $162.6 million at the end of fiscal 2017.

During fiscal 2018, we succeeded in accomplishing many significant goals that will provide further support for our long-term strategic growth initiatives.  The following highlights a few key accomplishments for fiscal 2018:

•	We delivered a significant improvement in our operating results compared to the prior year;
•

We made meaningful progress towards strengthening our balance sheet by reducing debt by $19.0 million.  Our overall Consolidated Leverage Ratio improved to 4.36x at the end of fiscal 2018 compared to 5.14x at the end of fiscal 2017;

•	We acquired and successfully integrated two strategic propane businesses in Florida and California;
•	We extended our reach in certain strategic markets that were not previously served by our existing footprint; and
•	We continued to drive operating efficiencies and reduce costs, which enabled us to meet higher customer demand with just a modest increase in operating expenses.

On October 25, 2018, we announced that our Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended September 29, 2018. This quarterly distribution rate equates to an annualized rate of $2.40 per Common Unit.  The distribution was paid on November 13, 2018 to Common Unitholders of record as of November 6, 2018.

As we look ahead to fiscal 2019, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $35.0 million; (ii) approximately $73.1 million of interest and income tax payments; and (iii) approximately $147.9 million of distributions to Unitholders, based on the current annualized rate of $2.40 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under the revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenues
Propane	$1,153,323	$1,011,078	$142,245	14.1%
Fuel oil and refined fuels	91,520	78,126	13,394	17.1%
Natural gas and electricity	54,308	55,103	(795)	(1.4)%
All other	45,262	43,579	1,683	3.9%
Total revenues	$1,344,413	$1,187,886	$156,527	13.2%
Retail gallons sold
Propane	439,955	420,770	19,185	4.6%
Fuel oil and refined fuels	31,045	30,895	150	0.5%

Total revenues increased $156.5 million, or 13.2%, to $1,344.4 million for fiscal 2018 compared to $1,187.9 million for the prior year due to higher average selling prices associated with higher wholesale costs and higher volumes sold.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2018 were 8% cooler than the prior year, albeit 7% warmer than normal.  The cooler temperatures compared to the prior year were experienced throughout the majority of our service territories, which contributed to an increase in customer demand for heating needs.

Revenues from the distribution of propane and related activities of $1,153.3 million for fiscal 2018 increased $142.2 million, or 14.1%, compared to $1,011.1 million for the prior year, primarily due to higher average retail selling prices associated with a rise in wholesale costs, coupled with higher retail volumes sold.  Average propane selling prices for fiscal 2018 increased 10.5% compared to the prior year, resulting in a $107.8 million increase in revenues.  Retail propane gallons sold in fiscal 2018 increased 19.2 million gallons, or 4.6%, to 440.0 million gallons, resulting in an increase in revenues of $44.7 million.  Included within the propane segment are revenues from risk management activities of $19.5 million for fiscal 2018, which decreased $10.3 million due to a lower notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $91.5 million for fiscal 2018 increased $13.4 million, or 17.1%, from $78.1 million for the prior year, primarily due to an increase in average selling prices associated with higher wholesale costs. Volumes sold of 31.0 million gallons were up slightly from the prior year.  Average selling prices in our fuel oil and refined fuels segment increased 16.4%, resulting in a $12.8 million increase in revenues, with the remainder of the increase in revenues coming from the aforementioned increase in gallons sold.

Revenues in our natural gas and electricity segment decreased $0.8 million, or 1.4%, to $54.3 million in fiscal 2018 compared to $55.1 million in the prior year as a result of lower electricity usage.

Cost of Products Sold

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2018	2017	Increase	Increase
Cost of products sold
Propane	$481,991	$380,402	$101,589	26.7%
Fuel oil and refined fuels	64,330	51,013	13,317	26.1%
Natural gas and electricity	32,917	32,483	434	1.3%
All other	13,392	12,763	629	4.9%
Total cost of products sold	$592,630	$476,661	$115,969	24.3%
As a percent of total revenues	44.1%	40.1%

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

From a commodity perspective, propane inventory levels in the United States increased slightly during fiscal 2018 yet remained slightly lower than historical levels due to, among other things, continued strength in the export of propane to international markets, which put significant upward pressure on propane prices. As of September 2018, inventory levels in the United States were 1% higher than September 2017 but approximately 10% lower than the 5-year average.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2018 were 36.0% and 29.5% higher than the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) gains of $0.3 million and $6.3 million reported in cost of products sold in fiscal 2018 and 2017, respectively, resulting in an increase of $6.0 million in cost of products sold in fiscal 2018 compared to the prior year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $482.0 million for fiscal 2018 increased $101.6 million, or 26.7%, compared to the prior year, primarily due to a rise in wholesale costs coupled with higher volumes sold.  Higher average propane costs and higher propane volumes sold during fiscal 2018 resulted in an increase of $111.2 million and $16.3 million, respectively.  Cost of products sold from risk management activities decreased $31.9 million compared to the prior year, primarily due to realized gains (as a result of the rise in commodity prices) on derivative contracts used to hedge price risk associated with propane product purchases and from a lower notional amount of hedging contracts that were settled physically.

Cost of products sold associated with our fuel oil and refined fuels segment of $64.3 million for fiscal 2018 increased $13.3 million, or 26.1%, compared to the prior year, primarily due to higher fuel oil and refined fuels wholesale costs.  Higher average wholesale costs resulted in an increase of $13.0 million and higher volumes sold resulted in an increase of $0.3 million over the prior year.

Cost of products sold in our natural gas and electricity segment of $32.9 million for fiscal 2018 increased $0.4 million, or 1.3%, compared to the prior year, primarily due to higher electricity wholesale costs.

Total cost of products sold as a percent of total revenues increased 4.0 percentage points to 44.1% in fiscal 2018 from 40.1% in the prior year, primarily due to the rise in wholesale costs outpacing the increase in average selling prices on a percentage basis, offset to an extent by a decrease in propane costs resulting from risk management activities, net of the impact of mark-to-mark adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2018	2017	Decrease	Decrease
Operating expenses	$402,181	$410,665	$(8,484)	(2.1)%
As a percent of total revenues	29.9%	34.6%

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

Operating expenses of $402.2 million for fiscal 2018 decreased $8.5 million, or 2.1%, compared to $410.7 million in the prior year, primarily due to a $6.1 million pension settlement charge and the impact of one additional week of operations in fiscal 2017, as well as continued savings from operating efficiencies identified and implemented during the current fiscal year.  These items were only partially offset by higher variable operating costs attributable to an increase in deliveries and other operational activities to support higher customer demand, higher fuel costs to operate our fleet, an increase in provisions for potential uncollectible accounts as a result of the impact of higher commodity prices on accounts receivable, and higher variable compensation expense associated with higher earnings.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2018	2017	Increase	Increase
General and administrative expenses	$66,246	$57,338	$8,908	15.5%
As a percent of total revenues	4.9%	4.8%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $66.2 million for fiscal 2018 increased $8.9 million, or 15.5%, compared to $57.3 million in the prior year, primarily due to higher variable compensation expense associated with higher earnings, as well as higher professional services fees.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2018	2017	Decrease	Decrease
Depreciation and amortization	$125,222	$127,938	$(2,716)	(2.1)%
As a percent of total revenues	9.3%	10.8%

Depreciation and amortization expense of $125.2 million in fiscal 2018 decreased $2.7 million from $127.9 million in the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service, as well as one additional week in fiscal 2017.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2018	2017	Increase	Increase
Interest expense, net	$77,383	$75,263	$2,120	2.8%
As a percent of total revenues	5.8%	6.3%

Net interest expense of $77.4 million for fiscal 2018 increased $2.1 million from $75.3 million in the prior year, driven primarily by a higher average level of outstanding borrowings, and an increase in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility.  Despite the increase in average borrowings, we reduced total outstanding borrowings under the Revolving Credit Facility by $19.0 million from operating cash flows during fiscal 2018.  The impact of the foregoing items were partially offset by savings from the refinancing of our previously outstanding 7.375% senior notes due August 1, 2021 with the issuance of 5.875% senior notes due March 1, 2027 in the second quarter of fiscal 2017.  See Liquidity and Capital Resources below for additional discussion.

Loss on Sale of Business

On December 8, 2017, we sold certain assets and operations in a non-strategic market of our propane segment for $2.8 million plus working capital consideration, resulting in a loss of $4.8 million.  The corresponding net assets and results of operations were not material to our results of operations, financial position and cash flows.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2018 amounted to $76.5 million, or $1.24 per Common Unit, compared to $38.0 million, or $0.62 per Common Unit, in fiscal 2017. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2018 amounted to $278.5 million, compared to $241.7 million for fiscal 2017.

Net income and EBITDA for fiscal 2018 included a $4.8 million loss from the sale of certain assets and operations in a non-strategic market of the propane segment.  Net income and EBITDA for fiscal 2017 included: (i) a pension settlement charge of $6.1 million; and (ii) a loss on debt extinguishment of $1.6 million.  Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $283.0 million for fiscal 2018, compared to Adjusted EBITDA of $243.0 million for fiscal 2017.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 29,	September 30,
	2018	2017
Net income	$76,534	$37,995
Add:
(Benefit from) provision for income taxes	(606)	459
Interest expense, net	77,383	75,263
Depreciation and amortization	125,222	127,938
EBITDA	278,533	241,655
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(310)	(6,277)
Pension settlement charge	—	6,100
Loss on debt extinguishment	—	1,567
Loss on sale of business	4,823	—
Adjusted EBITDA	$283,046	$243,045

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2017	2016	Increase	Increase
Revenues
Propane	$1,011,078	$884,169	$126,909	14.4%
Fuel oil and refined fuels	78,126	68,759	9,367	13.6%
Natural gas and electricity	55,103	50,763	4,340	8.5%
All other	43,579	42,420	1,159	2.7%
Total revenues	$1,187,886	$1,046,111	$141,775	13.6%
Retail gallons sold
Propane	420,770	414,776	5,994	1.4%
Fuel oil and refined fuels	30,895	30,878	17	0.1%

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2018 amounted to $208.5 million, an increase of $47.2 million compared to the prior year.  The increase was primarily attributable to higher earnings (discussed above), a smaller increase in working capital compared to the prior year and a lower level of contributions to our pension plan in fiscal 2018 compared to fiscal 2017 (see Pension Plan Assets and Obligations below for additional discussion on the pension plan).

Investing Activities. Net cash used in investing activities of $39.1 million for fiscal 2018 consisted of capital expenditures of $32.9 million (including $19.7 million to support the growth of operations and $13.2 million for maintenance expenditures) and $14.9 million used in the acquisition of two retail propane businesses (see Part IV, Note 3 of this Annual Report); partially offset by $5.9 million in net proceeds from the sale of property, plant and equipment and $2.8 million in proceeds from the sale of assets and operations in a non-strategic market.  Net cash used in investing activities of $23.0 million for fiscal 2017 consisted of capital expenditures of $28.2 million (including $16.9 million to support the growth of operations and $11.3 million for maintenance expenditures); partially offset by $5.2 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for fiscal 2018 of $167.1 million reflected the quarterly distribution to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and the first three quarters of fiscal 2018, net repayments of borrowings under the Revolving Credit Facility of $19.0 million, and other financing activities of $0.8 million.

Net cash used in financing activities for fiscal 2017 of $171.9 million reflected the quarterly distribution to Common Unitholders at a rate of $0.8875 per Common Unit paid in respect of the fourth quarter of fiscal 2016 and the first three quarters of fiscal 2017.  In addition, cash used in financing activities included proceeds of $350.0 million from the issuance of the 2027 Senior Notes in February 2017 which were used, along with borrowings under the Revolving Credit Facility, to repurchase, satisfy and discharge all of the previously outstanding 2021 Senior Notes, as well as to pay tender premiums and other related fees of $14.7 million and debt issuance costs of $6.1 million, pursuant to a tender offer and redemption.  Total net borrowings under the Revolving Credit Facility were $62.6 million for fiscal 2017, which were used to fund a portion of our cash needs.  Additionally, we incurred $1.0 million of other financing activities and, during the third quarter of fiscal 2017, we paid $1.0 million for costs incurred to amend the Revolving Credit Facility.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 29, 2018, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $143.6 million outstanding under our Revolving Credit Facility.  During fiscal 2018, we repaid $19.0 million under our Revolving Credit Facility from operating cash flows.  See Part IV, Note 8 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 29, 2018 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $143.6 million; fiscal 2022: -$0-; fiscal 2023: -$0-; and thereafter: $1,125.0 million.

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

On October 25, 2018, we announced that our Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended September 29, 2018. This quarterly distribution rate equates to an annualized rate of $2.40 per Common Unit.  The distribution was paid on November 13, 2018 to Common Unitholders of record as of November 6, 2018.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  Effective June 1, 2017, we amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  As a result of the level of plan participants that elected to receive a lump sum distribution under this plan amendment, we made additional contributions to the plan above the minimum funding requirement in fiscal 2017.  We made contribution payments to the defined benefit pension plan of $4.8 million, $11.5 million and $0.7 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  As of September 29, 2018 and September 30, 2017, the plan’s projected benefit obligation exceeded the fair value of plan assets by $33.7 million and $37.0 million, respectively.  The net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $3.3 million during fiscal 2018, which was primarily attributable to the aforementioned cash contributions, coupled with an increase in the discount rate used to measure the benefit obligation.  During fiscal 2019, we expect to contribute approximately $4.8 million to the defined benefit pension plan in the form of a minimum funding requirement.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  For purposes of measuring the projected benefit obligation as of September 29, 2018 and September 30, 2017, we used a discount rate of 4.0% and 3.5%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.  With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

Effective June 1, 2017, we amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  Lump sum pension settlement payments for fiscal 2017 included $16.2 million in benefits paid to those that participated in this limited-time opportunity, which expired in August 2017.  During fiscal 2018, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in this fiscal year.  However, during fiscal 2017 and fiscal 2016, lump sum settlement payments of $20.8 million and $5.8 million, respectively, exceeded the interest and service cost components of the net periodic pension cost of $4.2 million and $5.0 million, respectively.  As a result, we recorded a non-cash settlement charge of $6.1 million and $2.0 million during the fourth quarter of fiscal 2017 and fiscal 2016, respectively, in order to accelerate recognition of a portion of cumulative unrecognized losses.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 29, 2018:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2024 and
	2019	2020	2021	2022	2023	thereafter
Long-term debt obligations	$—	$—	$143,600	$—	$—	$1,125,000
Interest payments	72,444	70,900	66,805	63,813	63,813	122,406
Operating lease obligations (a)	24,367	21,121	17,733	14,729	10,029	14,870
Self-insurance obligations (b)	16,183	14,582	10,529	6,550	3,788	17,414
Pension contributions (c)	4,800	10,200	10,600	9,600	7,900	31,000
Other contractual obligations (d)	3,516	5,110	5,191	1,402	1,287	13,542
Total	$121,310	$121,913	$254,458	$96,094	$86,817	$1,324,232

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $4.2 million, $3.8 million, $3.1 million, $2.0 million, $1.2 million and $6.4 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	Amounts represent estimated minimum funding requirements for our pension plan.
(d)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $43.0 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2019.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 48% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $30.1 million, $30.6 million and $29.2 million for fiscal 2018, 2017 and 2016, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2018 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2028, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $17.0 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 29, 2018 and September 30, 2017.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 29, 2018, we were not party to any interest rate swap agreement.

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

A.	The fair value of open positions as of September 29, 2018.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

The fair value of the open derivative positions as of September 29, 2018 was an unrealized gain of approximately $7.0 million.  Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for these open derivative instruments as of September 29, 2018 indicates an unrealized loss of approximately $2.0 million.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Total Year
Fiscal 2018
Revenues	$373,277	$536,282	$241,936	$192,918	$1,344,413
Costs of products sold	165,189	246,642	95,392	85,407	592,630
Loss on sale of business (b)	4,823	—	—	—	4,823
Operating income (loss)	55,748	126,230	3,061	(31,728)	153,311
Net income (loss)	37,168	106,787	(16,595)	(50,826)	76,534
Net income (loss) per Common Unit - basic (c)	$0.61	$1.74	$(0.27)	$(0.83)	$1.24
Net income (loss) per Common Unit - diluted (c)	$0.60	$1.73	$(0.27)	$(0.83)	$1.24

Cash provided by (used in):
Operating activities	1,706	80,695	73,715	52,426	208,542
Investing activities	(8,378)	(8,124)	(16,275)	(6,313)	(39,090)
Financing activities	9,790	(72,736)	(59,743)	(44,388)	(167,077)
EBITDA (e)	$86,879	$158,433	$34,320	$(1,099)	$278,533
Adjusted EBITDA (e)	$93,233	$162,129	$30,514	$(2,830)	$283,046
Retail gallons sold
Propane	124,986	169,724	80,491	64,754	439,955
Fuel oil and refined fuels	9,122	13,645	5,138	3,140	31,045

Fiscal 2017
Revenues	$317,307	$450,578	$222,895	$197,106	$1,187,886
Costs of products sold	118,165	192,467	92,094	73,935	476,661
Operating income (loss)	53,485	102,857	(11,062)	(29,996)	115,284
Loss on debt extinguishment (d)	—	1,567	—	—	1,567
Net income (loss)	34,489	83,812	(29,716)	(50,590)	37,995
Net income (loss) per Common Unit - basic (c)	$0.57	$1.37	$(0.48)	$(0.83)	$0.62
Net income (loss) per Common Unit - diluted (c)	$0.56	$1.36	$(0.48)	$(0.83)	$0.62

Cash provided by (used in):
Operating activities (f)	23,239	56,309	44,430	37,358	161,336
Investing activities	(4,730)	(9,178)	(4,267)	(4,813)	(22,988)
Financing activities (f)	(51,288)	(44,735)	(43,910)	(32,967)	(172,900)
EBITDA (e)	$84,746	$133,960	$20,763	$2,186	$241,655
Adjusted EBITDA (e)	$84,287	$138,039	$21,418	$(699)	$243,045
Retail gallons sold
Propane	118,601	153,875	77,712	70,582	420,770
Fuel oil and refined fuels	9,012	12,996	5,243	3,644	30,895

(a)	The fourth quarter of fiscal 2017 included 14 weeks compared to 13 weeks in the fourth quarter of fiscal 2018.
(b)	On December 8, 2017, we sold certain assets and operations in a non-strategic market of the propane segment for $2.8 million, plus working capital consideration, resulting in a loss of $4.8 million.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2018
Net income (loss)	$37,168	$106,787	$(16,595)	$(50,826)	$76,534
Add:
(Benefit from) provision for income taxes	(934)	41	144	143	(606)
Interest expense, net	19,514	19,402	19,512	18,955	77,383
Depreciation and amortization	31,131	32,203	31,259	30,629	125,222
EBITDA	86,879	158,433	34,320	(1,099)	278,533
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,531	3,696	(3,806)	(1,731)	(310)
Loss on sale of business	4,823	—	—	—	4,823
Adjusted EBITDA	$93,233	$162,129	$30,514	$(2,830)	$283,046

Fiscal 2017
Net income (loss)	$34,489	$83,812	$(29,716)	$(50,590)	$37,995
Add:
Provision for (benefit from) income taxes	165	(9)	152	151	459
Interest expense, net	18,831	17,487	18,502	20,443	75,263
Depreciation and amortization	31,261	32,670	31,825	32,182	127,938
EBITDA	84,746	133,960	20,763	2,186	241,655
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(459)	2,512	655	(8,985)	(6,277)
Pension settlement charge	—	—	—	6,100	6,100
Loss on debt extinguishment	—	1,567	—	—	1,567
Adjusted EBITDA	$84,287	$138,039	$21,418	$(699)	$243,045

(f)

During the first quarter of fiscal 2018, we adopted new accounting guidance regarding stock-based compensation under ASU 2016-09.  Cash payments made to the taxing authorities on employees’ behalf for withheld shares are now presented as financing activities on the consolidated statement of cash flows, rather than operating activities.

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 29, 2018.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 29, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 29, 2018. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 29, 2018, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 21, 2018 on the effectiveness of our internal control over financial reporting, which is included herein.

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

All eight of our current Supervisors, namely Messrs. Harold R. Logan Jr., Lawrence C. Caldwell, Matthew J. Chanin, Terence J. Connors, William M. Landuyt, Michael A. Stivala, John Hoyt Stookey and Ms. Jane Swift, were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 15, 2018.

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

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 21, 2018.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	49	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	48	Chief Financial Officer & Chief Accounting Officer
Steven C. Boyd	54	Chief Operating Officer
Paul Abel	65	Senior Vice President, General Counsel and Secretary
Douglas T. Brinkworth	57	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	53	Senior Vice President – Information Services
Daniel S. Bloomstein	45	Vice President and Controller
A. Davin D’Ambrosio	54	Vice President and Treasurer
Keith P. Onderdonk	54	Vice President – Operational Support
Michael A. Schueler	52	Vice President – Product Supply
Sandra N. Zwickel	52	Vice President – Human Resources
Harold R. Logan, Jr.	74	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	88	Member of the Board of Supervisors
Jane Swift	53	Member of the Board of Supervisors
Lawrence C. Caldwell	72	Member of the Board of Supervisors
Matthew J. Chanin	64	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Terence J. Connors	63	Member of the Board of Supervisors (Chairman of the Audit Committee)
William M. Landuyt	63	Member of the Board of Supervisors

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

Mr. Stivala’s qualifications to sit on our Board include his seventeen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

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

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007.  Mr. Logan co-founded, and from 2006 to the present has been serving as a Director of, Basic Materials and Services LLC, an investment company that, until it went inactive in May 2018, invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry.  From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products.  From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc.  From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil.  Mr. Logan is also a Director of InfraREIT, Inc., Cimarex Energy Co. and Hart Energy Publishing LLP, and, through May 2017, was a Director of Graphic Packaging Holding Company.

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

Ms. Swift has served as a Supervisor since April 2007.  In January 2018, Ms. Swift was appointed Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence.  From August 2011 through April 2017, Ms. Swift served as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, she served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, Ms. Swift founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Ms. Swift also provides consulting services to various clients.  She has previously served on the boards of K12, Inc., Animated Speech Company, The Young Writers Project, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning. Ms. Swift currently serves on several not-for-profit boards and advisory boards, including School of Leadership Afghanistan; Vote, Run, Lead, and Academic Programs International.  Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

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

Mr. Connors has served as a Supervisor since January 1, 2017.  Mr. Connors retired in September 2015 from KPMG LLP after nearly forty years in public accounting. Prior to joining KPMG in 2002 he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. At KPMG he was a professional practice partner, SEC Reviewing Partner and was elected to serve as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Mr. Connors currently serves as a director and audit committee chairman of FS Credit Real Estate Income Trust, Inc., a commercial mortgage nontraded real estate investment trust, and of Cardone Industries, Inc., one of the largest privately-held automotive parts remanufacturers in the world. Mr. Connors also serves as a trustee of St. Joseph’s Preparatory School in Philadelphia.

Mr. Connors’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his extensive experience as a lead audit partner for numerous public companies across a variety of industries, which enables him to provide helpful insights to the Board in connection with its oversight of financial, accounting and internal control matters.

Mr. Landuyt has served as a Supervisor since January 1, 2017.  Since 2003, Mr. Landuyt has served as a Managing Director at Charterhouse Strategic Partners, LLC, and its predecessors (“Charterhouse”), private equity firms with a focus on build-ups, management buyouts, and growth capital investments primarily in the business services and healthcare services sectors, and has served on the Boards of Directors of a number of portfolio companies of those firms.  From 1996 to 2003, Mr. Landuyt served as Chairman of the Board, President and Chief Executive Officer of Millennium Chemicals, Inc. (“Millennium”), and from 1983 to 1996 he served in several senior executive positions with Hanson Industries (“Hanson,” the US subsidiary of Hanson plc), including Vice President and Chief Financial Officer and ultimately Director, President and Chief Executive Officer.  Hanson and Millennium were both previous owners of the Partnership or its predecessor through 1996 and 1999, respectively.  He joined Hanson after spending six years as a Certified Public Accountant and auditor at Price Waterhouse & Co., where he rose to the position of Senior Manager.  Mr. Landuyt has previously served on the Boards of Directors (including their Audit and Compensation Committees) of public companies, including Bethlehem Steel Corp., MxEnergy Holdings, Inc., a leading retail marketer of natural gas and electricity contracts, and Top Image Systems, Inc. Mr. Landuyt is also the Co-Founder and Executive Director of Celtic Charms, Inc., a non-profit therapeutic horsemanship center serving people with physical and cognitive disabilities and disorders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC.  Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file.  Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2018.

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

During fiscal 2018, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing competitive compensation packages for the Partnership’s executive officers. See Item 11 below.

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

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2017, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial Officer and Chief Accounting Officer
Steven C. Boyd	Chief Operating Officer
Douglas T. Brinkworth	Senior Vice President Product Supply, Purchasing and Logistics
Paul Abel	Senior Vice President, General Counsel and Secretary

Key Topics Covered in our CD&A

The following table summarizes the main areas of focus in the CD&A:

Compensation Governance
Participants in the Compensation Process
The Annual Compensation Decision Making Process
Risk Mitigation Policies
Executive Compensation Philosophy
Overview
Pay Mix
Components of Compensation
Base Salary
Annual Cash Bonus
Long-Term Incentive Plan
Restricted Unit Plans
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
•

Evaluating and approving awards under our annual cash bonus plan, awards under our Long-Term Incentive Plan, grants under our Restricted Unit Plans, and grants under our Distribution Equivalent Rights Plan, as well as all other executive compensation policies and programs;

•	Approving, administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages;
•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation; and
•	Planning for anticipated and unexpected leadership changes by engaging in a continual process of management succession planning.

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of restricted units under the Partnership’s Restricted Unit Plans and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance, and individual performance.  When recommending individual pay adjustments for the executive officers, Mr. Stivala, our President and Chief Executive Officer, presents the Committee with information comparing each executive officer’s current compensation to the mean compensation figures for comparable positions included in benchmarking data utilized by the Committee.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 1,561 organizations and approximately 1,546 positions that may or may not include similarly-sized national propane marketers.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership.  There was no formal consultancy role played by Mercer.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer benchmarking database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resources consulting firm, formerly known as Towers Watson & Co., in developing compensation packages for each of our named executive officers.  Early in fiscal 2017, the Committee again engaged WTW to provide current benchmarking recommendations for each of our executive officers.  These recommendations were reviewed by the Committee to evaluate and approve the fiscal 2018 compensation packages for each of our named executive officers.  WTW benchmarked the base salaries and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States.

Our Unitholders:  Say-on-Pay

At their 2018 Tri-Annual Meeting, our Unitholders overwhelmingly approved an advisory resolution approving executive compensation (commonly referred to as “Say-on-Pay”).  As a result, the Committee has determined that no major revisions of its executive compensation practices are required. However, the Committee periodically evaluates its compensation practices for possible improvement.  The following represents the 2018 Say-on-Pay voting results:

For	Against	Abstain	Broker Non-Votes
20,477,392	2,064,445	711,994	31,836,738

The Annual Compensation Decision Making Process

Fiscal 2018 Committee Meetings

The Committee holds three regularly-scheduled meetings during the fiscal year:  one in October or November, one in January and one in July, and may meet at other times during the year as warranted.  The Committee finalized the fiscal year 2018 compensation packages for each of our named executive officers at its October 24, 2017 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each senior executive’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive’s compensation package for fiscal 2018.  The Committee considered a number of factors in establishing the fiscal 2018 executive compensation packages, including, but not limited to, experience, scope of responsibility and individual performance.

Prior to making its decisions regarding each named executive officer’s fiscal 2018 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year.  At that time, “total cash compensation opportunity” consisted of base salary, an annual cash bonus, cash settled long-term incentives and distribution equivalent rights payments.  The Committee then compared each named executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database and to the recommendations provided by WTW.   In summary, in approving the fiscal 2018 compensation packages for our named executive officers, the Committee based its final decisions on both the information contained in the Mercer benchmarking database and, in particular, on recommendations made by WTW.

Our Approach to Setting Compensation Packages

The Committee has adopted an informal policy of only considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances warrant adjustments); however, the Committee conducts an annual review of the compensation packages of all of our executive officers.  In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive, including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance.  The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year.  As a result, different weights may be given to different components of compensation among each of our named executive officers.

As previously stated, the Committee was provided with benchmarking data for comparison.  This benchmarking data is just one of a number of factors considered by the Committee, but, in some cases, is not necessarily the most persuasive factor.  The Committee compared total cash compensation opportunities, comprising base salary, annual cash bonuses, cash settled long-term incentives and distribution equivalent rights payments, as well as total direct compensation (which includes our Restricted Unit Plans) to the total mean cash compensation opportunity and total direct compensation opportunity for the parallel position in the Mercer benchmark data, and to the recommendations provided by WTW.

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

The compensation packages of the named executive officers of Ferrellgas Partners, L.P. and AmeriGas Partners, L.P. were included in the benchmarking study provided by WTW for fiscal 2018 and was reviewed by the Committee as part of its decision-making process in establishing executive compensation.

Risk Mitigation Policies

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy, as amended on November 11, 2015, which established guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain.

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2018:

Position	Amount
Member of the Board of Supervisors	3 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2018 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

At its meeting on November 13, 2018, the Committee increased the equity holdings requirement for members of our Board of Supervisors to four times a Supervisor’s annual fee.

Incentive Compensation Recoupment Policy

Upon recommendation by the Committee, on April 25, 2007, the Board of Supervisors adopted an Incentive Compensation Recoupment Policy that permits the Committee to seek reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments made pursuant to the annual cash bonus plan, the Long-Term Incentive Plan, the Restricted Unit Plans and the Distribution Equivalent Rights Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported.  Such reimbursement can be sought from executives even if they were not personally responsible for the restatement.  In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units.

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

The principal components of the compensation we provide to our named executive officers are as follows:

Component	Purpose	Features
Base Salary	• To reward individual performance, experience and scope of responsibility • To be competitive with market pay practices	• Reviewed and approved annually • Market benchmarked • Mean market salary data is considered in determining reasonable levels
Annual cash incentive	• To drive and reward the delivery of financial and operating performance during a particular fiscal year	• Paid in cash • Based on annual EBITDA performance compared to budgeted EBITDA and other qualitative factors
Long-term incentives

• To ensure alignment of our executive

    officers' interests with the long-term

    interests of our Unitholders

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

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, we consider it crucial to emphasize the performance-based elements of the total compensation opportunities that we provide to them.  Therefore, during fiscal 2018, the total cash compensation opportunity for our senior executive officers, including our named executive officers, was at least 49% performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

The following table summarizes each of these components as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2018:

	Base Salary	Cash Bonus Target	Long-Term Incentive	Distribution Equivalent Rights
Michael A. Stivala	36%	36%	18%	10%
Michael A. Kuglin	41%	33%	16%	10%
Steven C. Boyd	41%	33%	16%	10%
Douglas T. Brinkworth	41%	33%	16%	10%
Paul Abel	41%	33%	16%	10%

Components of Compensation

Base Salary

Using the process explained in the section above titled “The Annual Compensation Decision Making Process,” at its October 24, 2017 meeting, the Committee changed Mr. Boyd’s title from Senior Vice President-Operations to Chief Operating Officer and approved the increases to the base salaries of our named executive officers summarized in the table below.  In approving these increases, the Committee relied heavily upon WTW’s recommendations.

The following base salaries were in effect during fiscal 2018 and fiscal 2017 for our named executive officers:

	Fiscal 2018 Base Salary	Fiscal 2017 Base Salary
Michael A. Stivala	$550,000	$500,000
Michael A. Kuglin	$365,000	$330,000
Steven C. Boyd	$365,000	$330,000
Douglas T. Brinkworth	$335,000	$310,000
Paul Abel	$325,000	$300,000

The base salaries paid to our named executive officers in fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “Salary” in the Summary Compensation Table below.

Consistent with what has come to be the Committee’s informal policy of only considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were to necessitate a base salary adjustment), the base salaries of our named executive officers for fiscal 2019 are identical to the base salaries approved for fiscal 2018.  Accordingly, at its November 13, 2018 meeting, the Committee approved the following base salaries for fiscal 2019:

Fiscal 2019 Base Salary
Michael A. Stivala	$550,000
Michael A. Kuglin	$365,000
Steven C. Boyd	$365,000
Douglas T. Brinkworth	$335,000
Paul Abel	$325,000

Annual Cash Bonus Plan

The Committee uses the annual cash bonus plan (which falls within the Securities and Exchange Commission’s definition of a “Non-Equity Incentive Plan” for the purposes of the Summary Compensation Table and otherwise) to provide a cash incentive award to certain hourly and salaried  employees, including our named executive officers, for the attainment of EBITDA targets for the particular fiscal year, in accordance with the annual budget approved by our Board of Supervisors at the beginning of the fiscal year, and other qualitative factors.

Components of Annual Cash Bonus Plan

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

At its April 18, 2017 meeting, the Committee discussed possible employee retention issues resulting from the impact that two consecutive years of record warm winter heating seasons had on the ability of our employees, including our named executive officers, to earn a cash incentive bonus under the annual cash bonus plan.  In order to address this, the Committee engaged WTW to review and suggest possible modifications to that plan to help mitigate its predominant dependence on weather-related factors.  After reviewing several recommendations made by WTW for potential modifications to the plan at its July 2017 meeting, the Committee (at its October 24, 2017 meeting) approved two separate modifications to the plan.  These modifications became effective starting with fiscal 2018.

First, the annual cash bonus plan will now contain two separate measurement components as follows:

i)	Performance-based component in which Actual Adjusted EBITDA is compared to Budgeted EBITDA, similar to the annual cash bonus plan that was in effect for fiscal 2017 and earlier years; and,
ii)

Scorecard-based component in which up to 35% of the target cash bonus may be awarded by the Committee, as an enhancement to the performance-based component, based on their evaluation of several qualitative scorecard items that include the following: key safety statistics compared to the prior year, customer base trends compared to the prior year, Actual Adjusted EBITDA compared to the prior year, distributable cash flow compared to the prior year, and, in the case of our named executive officers, achievement of corporate and individual goals.  The Committee will use its discretion regarding how much weight to place on any one, or several, of the qualitative scorecard items in determining the amount, if any, of the scorecard-based component to award in any fiscal year.

Second, the Committee lowered the “entry threshold” for the performance-based component under the plan from 85% to 80% and retained the 50% payout of the performance-based component at the entry threshold. The 80% entry threshold was intended to create a more symmetrical performance zone within the plan, such that both the maximum threshold and the entry threshold will take effect at a 20% differential from the target level.  The following table reflects the approved modifications to the annual cash bonus plan that became effective for fiscal 2018 and for subsequent fiscal years:

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

Fiscal 2018 Annual Cash Bonus

For fiscal 2018, our Budgeted EBITDA was $280.0 million.  Our Actual Adjusted EBITDA was such that each of our executive officers earned 101% of his or her target cash bonus for the performance-based component of the annual cash bonus plan.  During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 0% of his target cash bonus for fiscal 2017 and fiscal 2016, respectively.  Additionally, for fiscal 2018, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 10% of the target cash bonuses for the scorecard-based component of the annual cash bonus plan.  Accordingly, based on the performance of the Partnership, and the named executive officers, in fiscal 2018, 111% of target cash bonuses will be paid out in relation to fiscal 2018.

The fiscal 2018 target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2018 are summarized as follows:

Name	Fiscal 2018 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2018 Target Cash Bonus	Fiscal 2018 Actual Cash Bonus Earned at 111%
Michael A. Stivala	100%	$550,000	$610,500
Michael A. Kuglin	80%	$292,000	$324,120
Steven C. Boyd	80%	$292,000	$324,120
Douglas T. Brinkworth	80%	$268,000	$297,480
Paul Abel	80%	$260,000	$288,600

Provisions of the Plan for Fiscal 2017 and Fiscal 2016

During fiscal 2017 and fiscal 2016, our named executive officers had the opportunity to earn between 50% and 120% of their target cash bonuses under the annual cash bonus plan, depending upon the relationship of our Actual Adjusted EBITDA compared to Budgeted EBITDA, in accordance with the following table:

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

The Use of Discretion

Although, prior to fiscal 2018, our annual cash bonus plan was generally administered in accordance with pre-approved terms for a particular fiscal year (the current scorecard-based component has made the plan partially discretionary), the Committee has always retained (and continues to retain) the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted.  For fiscal 2016, no discretionary adjustments were made on behalf of our named executive officers.  For fiscal 2017, at its October 24, 2017 meeting, the Committee used its discretionary authority to award each of our named executive officers 30% of their target cash bonus, in recognition of the Partnership’s operational and financial accomplishments in fiscal 2017, despite a more challenging operating environment and weather pattern compared to fiscal 2016.  In navigating through the second consecutive record warm winter heating season, Partnership management set specific goals and took proactive actions to deliver a meaningful improvement in Actual Adjusted EBITDA and other performance metrics in fiscal 2017 compared to the prior year.  Additionally, the Committee’s decision to grant a discretionary cash bonus for fiscal 2017 was for retention purposes – to avoid having two consecutive years in which bonus payments were not paid as a result of unseasonably warm weather.

The discretionary bonuses provided to our named executive officers for fiscal 2017 are reported in the column titled “Bonus” in the Summary Compensation table below.  The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At its November 13, 2018 meeting, the Committee approved the following fiscal 2019 target cash bonuses:

Name	Fiscal 2019 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2019 Target Cash Bonus
Michael A. Stivala	100%	$550,000
Michael A. Kuglin	80%	$292,000
Steven C. Boyd	80%	$292,000
Douglas T. Brinkworth	80%	$268,000
Paul Abel	80%	$260,000

Long-Term Incentive Plan

To complement the annual cash bonus plan, which focuses on our short-term performance goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals.

Performance Condition

Under the LTIP, performance is assessed based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”).  This ratio will be calculated (as shown below) by dividing our Average Distributable Cash Flow generated during an outstanding award’s three-year measurement period by a Baseline Cash Flow set on the initial grant date of the award (i.e., the beginning of the award cycle’s three-year measurement period).  The Committee adopted this measure for LTIP awards because the Partnership’s ability to support future cash distributions, and to demonstrate distribution growth, is essential to successfully attracting and retaining investors, making it an important long-term performance metric.

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

The following table summarizes the performance targets and associated level of vesting that applies to awards made under the LTIP prior to November 14, 2016 based on the achievement level of the Distribution Coverage Ratio.  For the purposes of this Compensation Discussion and Analysis, only the fiscal 2016 award remains subject to the metrics disclosed in this table.

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

At its meeting on November 14, 2016, the Committee amended the LTIP to revise the performance targets and associated level of vesting that applies to awards made under the LTIP on or after September 25, 2016.  The following table summarizes the performance targets and associated level of vesting, based on the achievement level of the Distribution Coverage Ratio.  For the purposes of this Compensation Discussion and Analysis, the fiscal 2018 and fiscal 2017 awards are subject to the metrics disclosed in this table.

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

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s salary.  In accordance with the terms of the LTIP, at the beginning of each three-year measurement period, the number of each named executive officer’s unvested LTIP phantom unit award is calculated by dividing his target LTIP amount (representing 50% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.

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

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2018 and fiscal 2017 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2020 for the fiscal 2018 awards and at the end of fiscal 2019 for the fiscal 2017 awards):

	Fiscal 2018 Award	Fiscal 2017 Award
Michael A. Stivala	11,181	7,559
Michael A. Kuglin	5,936	3,991
Steven C. Boyd	5,936	3,991
Douglas T. Brinkworth	5,448	3,749
Paul Abel	5,286	3,402

At its meeting on November 13, 2018, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2019.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2021).

Fiscal 2019 Award
Michael A. Stivala	11,928
Michael A. Kuglin	6,333
Steven C. Boyd	6,333
Douglas T. Brinkworth	5,812
Paul Abel	5,639

Vesting of the LTIP Awards

The three-year measurement period of the fiscal 2016 awards ended simultaneously with the conclusion of fiscal 2018.  The Partnership’s Distribution Coverage Ratio was below the entry threshold for the three-year measurement period.  As such, no payments were earned relative to the fiscal 2016 awards.  Similarly, given the impact of the two consecutive record warm winter heating seasons on the level of Distributable Cash Flow for fiscal 2016 and fiscal 2017, it is anticipated that, under the normative provisions of the LTIP, participants will not earn a cash payout under the fiscal 2017 award.  Accordingly, during fiscal 2017 the Committee engaged WTW to review and suggest possible modifications to the LTIP design in order to help mitigate its predominant dependence on weather-related factors.  At its meeting on July 18, 2017, the Committee reviewed a number of alternatives provided by WTW, but decided that, given the long-term nature of the LTIP, modifications to mitigate the impacts of unseasonably warm weather were not warranted since they would require introducing significant subjectivity into the LTIP design. However, in an effort to continue to incent management for the remainder of the fiscal 2017 award’s measurement period, the Committee decided that it would exercise its discretionary authority under the LTIP to make a retroactive adjustment to the Baseline Cash Flow calculation of the fiscal 2017 award.  Therefore, at a special telephonic meeting on September 27, 2017, the Committee approved a retroactive adjustment to the Baseline Cash Flow calculation of the fiscal 2017 award to reflect the annualized distribution rate to be approved by the Board of Supervisors at its October 2017 meeting in respect of the fourth quarter of fiscal 2017, as if that were the annualized distribution rate in effect since the beginning of fiscal 2017.  In addition, in light of the retroactive nature of this adjustment to the calculation, the Committee elected to cap the maximum potential amount that can be earned by the LTIP participants for the fiscal 2017 award at 120% of the target payment amounts.

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55.  A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period.  Mr. Brinkworth and Mr. Abel are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2018.

Restricted Unit Plans

At their July 22, 2009 Tri-Annual Meeting, our Unitholders approved the adoption of our 2009 Restricted Unit Plan (“RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our named executive officers, managers, other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to this plan which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  At the conclusion of fiscal 2018, there remained 445,804 restricted units available under the RUP for future awards.

Because the RUP will terminate, by its terms, on July 31, 2019, at their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (“RUP-2”).  Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors.  The provisions of the RUP-2 are substantially identical to the provisions of the RUP with two notable exceptions:  First, for those individuals who meet the retirement-eligible criteria of the retirement provisions of the RUP-2, unvested awards must be held for more than twelve months in order for the retirement provisions of the plan document to apply to such award.  This differs from the retirement provisions of the RUP that require a holding period of more than six months for such awards.  Second, unlike the RUP, the provisions of the RUP-2 place a limit of five percent (5%) of the number of units then authorized for issuance under the plan on the number of restricted units that may (a) be awarded with a vesting schedule other than the standard vesting schedule described below, and (b) subject to certain limited exceptions, have their vesting accelerated to a date prior to the twelve month anniversary of the effective date of their grant. During fiscal 2018, no awards under the RUP-2 were granted.

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

Grant Process

All restricted unit awards are approved by the Committee.  Because individual circumstances differ, the Committee has not adopted a formulaic approach to making restricted unit awards.  Although the reasons for granting an award can vary, the general objective of granting an award to a recipient is to retain the services of the recipient over the vesting period while, at the same time, providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders.  The reasons for which the Committee grants restricted unit awards include, but are not limited to, the following:

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

In addition, in establishing the level of restricted units to grant to our named executive officers, the Committee considers the existing level of outstanding unvested restricted unit awards held by our named executive officers.

The Committee generally approves awards under our Restricted Unit Plans at its first meeting each fiscal year following the availability of the financial results for the prior fiscal year; however, occasionally the Committee grants awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.

Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

Vesting Schedule

RUP awards granted prior to August 6, 2013 vested as follows:  25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date.  The last of the awards granted prior to August 6, 2013 vested during fiscal 2018.

At its August 6, 2013 meeting, after its review of recommendations made by WTW, and in order to make its vesting schedule comparable to those of similar plans offered by other companies, the Committee amended the RUP to revise the standard vesting schedule of awards granted thereafter to one third on each of the first three anniversaries of the award grant date.  This is the standard vesting schedule incorporated into the RUP-2.  The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards, subject to the limitations set forth in the RUP-2, and described above, with respect to restricted units awarded under that plan.  Unvested awards are subject to forfeiture in certain circumstances, as defined in the Restricted Unit Plans.

Outstanding Awards under the RUP

At its October 24, 2017 meeting, in order to continue to further align the interests of our named executive officers with those of our Unitholders, the Committee approved a grant of restricted units to each of our named executive officers.  In determining these fiscal 2018 awards for our named executive officers, the Committee relied upon information provided by the Mercer database and recommendations to WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2017.  The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the RUP awards granted to our named executive officers at the Committee’s October 24, 2017 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2017	38,767
Michael A. Kuglin	November 15, 2017	26,168
Steven C. Boyd	November 15, 2017	26,168
Douglas T. Brinkworth	November 15, 2017	25,199
Paul Abel	November 15, 2017	23,260

The aggregate grant date fair values of RUP awards made during fiscal 2018, fiscal 2017 and fiscal 2016, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The RUP and the RUP-2 contain retirement provisions that provide for the vesting (six months and one day after the retirement date of qualifying participants) of unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months under the RUP and at least one year under the RUP-2;
•	The grantee is age 55 or older; and
•	The grantee has worked for us or one of our predecessors for at least 10 years.

Mr. Brinkworth and Mr. Abel are our only named executive officers to whom this retirement provision applied at the end of fiscal 2018.

***

At its November 13, 2018 meeting, the Committee granted the following RUP and/or RUP-2 awards to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2018	47,793
Michael A. Kuglin	November 15, 2018	28,242
Steven C. Boyd	November 15, 2018	28,242
Douglas T. Brinkworth	November 15, 2018	27,156
Paul Abel	November 15, 2018	32,587

Distribution Equivalent Rights Plan

At the beginning of fiscal 2017, the Committee engaged the services of WTW to evaluate the merits of establishing a Distribution Equivalent Rights Plan (the “DER Plan”) as a new component of executive compensation.  The data provided by WTW suggested that the proposed DER Plan would be aligned with industry norms (77% of other publicly traded partnerships and 92% of a sample of broader energy/utility companies, at that time, provided such plans to their executives in one form or another).  The Committee adopted the DER Plan on January 17, 2017 because the cash compensation resulting from the DER Plan would help, in certain instances, to lessen the gap between the total compensation paid to some of our named executive officers and the benchmark compensation data.  Additionally, the Committee believes that the DER Plan will provide our named executive officers with a reasonable balance between performance-based and non-performance based cash opportunities and will assist our named executive officers to obtain funds to settle the taxes on equity based compensation (i.e., taxes generated when restricted units vest).  Most importantly, the Committee believes that this form of compensation further aligns the interests of our named executive officers with the interests of our Unitholders because it provides an incentive for the types of behaviors that lead to distribution sustainability and growth.

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

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers.  The following table summarizes the DER payments made to our named executive officers during fiscal 2018:

Name	Payment Amount
Michael A. Stivala	$147,938
Michael A. Kuglin	$93,814
Steven C. Boyd	$87,079
Douglas T. Brinkworth	$85,335
Paul Abel	$81,122

The DER Plan payments made to our named executive officers during fiscal 2018 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

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

The changes in the actuarial value, if any, relative to Mr. Boyd’s and Mr. Brinkworth’s participation in the Cash Balance Plan during fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2018, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2018, fiscal 2017 and fiscal 2016 are included in the column titled “Salary” in the Summary Compensation Table below.

Prior to fiscal 2017, if certain performance criteria shown below were met, we would match our employee-participants’ contributions up to 6% of their base salary up to the maximum compensation limit of $265,000 for calendar year 2016 at a rate determined based on the performance-based scale that follows:

If We Meet This Percentage of Budgeted EBITDA (a)	The Participating Employee Will Receive this Matching Contribution for the Year
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%
(a)	For purposes of the 401(k) Plan, the definition of the term “Budgeted EBITDA” is identical to that of “Budgeted EBITDA” discussed under the heading title “Annual Cash Bonus Plan” above.

During fiscal 2016, Actual Adjusted EBITDA (as discussed under the heading titled “Annual Cash Bonus Plan” above), when applied to the 401(k) Plan, was such that matching contributions were not earned; however, the Committee exercised its discretionary authority under the Plan to provide participants, including our named executive officers, with matching contributions equal to 25% of their calendar year 2016 contributions that did not exceed 6% of their total base pay, up to a maximum annual compensation limit of $265,000 for 2016. On January 18, 2017, our Board of Supervisors approved an amendment to the 401(k) Plan, effective for fiscal year 2017 and all subsequent years, that provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $275,000 for calendar year 2018 and $270,000 for calendar year 2017. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $275,000 for calendar year 2018.  The Board approved this amendment in order to make the compensation programs we offer to our employees more competitive.  For fiscal 2018 and fiscal 2017, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.

The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2018.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$17,410	$2,950
Michael A. Kuglin	$—	$16,138	$—
Steven C. Boyd	$3,500	$7,772	$—
Douglas T. Brinkworth	$3,000	$14,115	$2,950
Paul Abel	$—	$19,924	$2,950

Perquisite-related costs for fiscal 2018, fiscal 2017 and fiscal 2016 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate both because these benefits are an inducement to accepting employment and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Severance Protection Plan.”  During fiscal 2018, our Severance Protection Plan covered all of our executive officers, including our named executive officers.

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

In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under our Restricted Unit Plans will vest immediately and become distributable to the participants.  Also, without regard to whether a participant’s employment is terminated, all outstanding, unvested LTIP awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred.  Under the provisions of the LTIP document, an amount equal to the cash value of 150% of a participant’s unvested LTIP units, plus a sum equal to 150% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participants.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2018.

The Compensation Committee:

Matthew J. Chanin, Chair

Harold R. Logan, Jr.

John Hoyt Stookey

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2018	$550,000	$—	$1,112,369	$758,438	$—	$57,777	$2,478,584
President and Chief Executive Officer	2017	$500,000	$150,000	$995,193	$135,570	$—	$51,594	$1,832,357
	2016	$500,000	$—	$756,967	$—	$—	$45,917	$1,302,884

Michael A. Kuglin	2018	$365,000	$—	$699,628	$417,934	$—	$50,287	$1,532,849
Chief Financial Officer and	2017	$330,000	$79,200	$593,272	$80,571	$—	$44,924	$1,127,967
Chief Accounting Officer	2016	$310,000	$—	$368,556	$—	$—	$40,282	$718,838

Steven C. Boyd	2018	$365,000	$—	$699,628	$411,199	$—	$46,674	$1,522,501
Chief Operating Officer	2017	$330,000	$79,200	$506,849	$72,749	$1,742	$42,384	$1,032,924
	2016	$330,000	$—	$378,974	$—	$39,339	$38,471	$786,784

Douglas T. Brinkworth	2018	$335,000	$—	$665,197	$382,815	$—	$54,897	$1,437,909
Senior Vice President -	2017	$310,000	$74,400	$496,272	$72,749	$1,791	$51,048	$1,006,260
Product Supply, Purchasing and Logistics	2016	$310,000	$—	$368,556	$—	$22,394	$43,349	$744,299

Paul Abel	2018	$325,000	$—	$622,176	$369,722	$—	$43,820	$1,360,718
Senior Vice President, General	2017	$300,000	$67,500	$481,076	$69,542	$—	$41,042	$959,160
Counsel and Secretary	2016	$300,000	$—	$353,584	$—	$—	$31,934	$685,518

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, and DER Plan payments), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria. For fiscal 2017, the Committee provided each of our named executive officers with discretionary bonus payments equal to 30% of their respective cash bonus targets in recognition of the operational and financial achievements in fiscal 2017 compared to the prior year.  During fiscal years 2018 and 2016, the Committee did not provide our named executive officers with non-performance related bonus payments.  For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis” above.

(3)

The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2018, 2017 and 2016, as well as the aggregate grant date fair value of awards made in fiscal years 2018, 2017, and 2016 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions.  These amounts were calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  For the LTIP awards granted in fiscal 2018, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth, and Abel would be $533,255, $283,109, $283,109, $259,838, and $252,089, respectively.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
2018
RUP	$756,866	$510,889	$510,889	$491,971	$454,117
LTIP	355,503	188,739	188,739	173,226	168,059
Total	$1,112,369	$699,628	$699,628	$665,197	$622,176
2017
RUP	$664,690	$418,768	$332,345	$332,345	$332,345
LTIP	330,503	174,504	174,504	163,927	148,731
Total	$995,193	$593,272	$506,849	$496,272	$481,076
2016
RUP	$431,405	$207,079	$207,079	$207,079	$207,079
LTIP	325,562	161,477	171,895	161,477	146,505
Total	$756,967	$368,556	$378,974	$368,556	$353,584

(4)

For fiscal 2017, the amounts reported in this column represent each named executive officer's DER Plan payments received during fiscal 2017.  No annual cash bonus was earned for fiscal 2017 under the annual cash bonus plan.  The DER Plan is discussed under the subheading “Distribution Equivalent Rights Plan” in the “Compensation Discussion and Analysis.”  The performance measures of the annual cash bonus plan were only met during fiscal 2018.  The fiscal 2018 breakdown of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan is presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
Annual Cash Bonus	$610,500	$324,120	$324,120	$297,480	$288,600
DER Payments	147,938	93,814	87,079	85,335	81,122
Total	$758,438	$417,934	$411,199	$382,815	$369,722

(5)

Nothing was reported in this column for fiscal 2018 because there was a decline in value of the participating named executive officers’ Cash Balance Plan holdings.  The declines in pension values for fiscal 2018 were as follows:  ($12,346) and ($5,376) for Messrs. Boyd and Brinkworth, respectively.  Mr. Stivala, Mr. Kuglin and Mr. Abel do not participate in the Cash Balance Plan.

(6)	The amounts reported in this column consist of the following:

Fiscal 2018
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$8,250	$8,250	$8,250	$8,250	$8,250
Value of Annual Physical Examination	2,950	—	—	2,950	2,950
Value of Partnership Provided Vehicles	17,410	16,138	7,772	14,115	19,924
Tax Preparation Services	—	—	3,500	3,000	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	29,167	25,899	25,652	25,082	12,696
Total	$57,777	$50,287	$46,674	$54,897	$43,820

Fiscal 2017
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$8,100	$8,100	$8,100	$8,100	$8,100
Value of Annual Physical Examination	2,950	2,950	—	2,950	2,950
Value of Partnership Provided Vehicles	16,561	12,072	7,596	13,580	19,962
Tax Preparation Services	—	—	3,500	3,500	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	23,983	21,802	21,688	21,418	10,030
Total	$51,594	$44,924	$42,384	$51,048	$41,042

Fiscal 2016
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$4,500	$4,500	$4,500	$4,500	$4,500
Value of Annual Physical Examination	2,950	2,950	—	1,600	1,600
Value of Partnership Provided Vehicles	15,234	12,046	7,609	11,157	15,640
Tax Preparation Services	—	—	3,500	3,500	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	23,233	20,786	21,362	21,092	10,194
Total	$45,917	$40,282	$38,471	$43,349	$31,934

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2018

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 29, 2018:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (5)	Target	Maximum	Target	Maximum	or Units	Awards (6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 17	24 Oct 17						38,767	$756,866
	Bonus (2)	01 Oct 17	24 Oct 17		$550,000	$660,000
	LTIP (3)	01 Oct 17	24 Oct 17	11,181			$355,503	$533,255
	DER (4)	17 Jan 17	17 Jan 17		$147,938

Michael A. Kuglin	RUP (1)	15 Nov 17	24 Oct 17						26,168	$510,889
	Bonus (2)	01 Oct 17	24 Oct 17		$292,000	$350,400
	LTIP (3)	01 Oct 17	24 Oct 17	5,936			$188,739	$283,109
	DER (4)	17 Jan 17	17 Jan 17		$93,814

Steven C. Boyd	RUP (1)	15 Nov 17	24 Oct 17						26,168	$510,889
	Bonus (2)	01 Oct 17	24 Oct 17		$292,000	$350,400
	LTIP (3)	01 Oct 17	24 Oct 17	5,936			$188,739	$283,109
	DER (4)	17 Jan 17	17 Jan 17		$87,079

Douglas T. Brinkworth	RUP (1)	15 Nov 17	24 Oct 17						25,199	$491,971
	Bonus (2)	01 Oct 17	24 Oct 17		$268,000	$321,600
	LTIP (3)	01 Oct 17	24 Oct 17	5,448			$173,226	$259,839
	DER (4)	17 Jan 17	17 Jan 17		$85,335

Paul Abel	RUP (1)	15 Nov 17	24 Oct 17						23,260	$454,117
	Bonus (2)	01 Oct 17	24 Oct 17		$260,000	$312,000
	LTIP (3)	01 Oct 17	24 Oct 17	5,286			$168,059	$252,089
	DER (4)	17 Jan 17	17 Jan 17		$81,122

(1)

The quantity reported on these lines represents awards granted under the RUP.  RUP awards vest as follows:  one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date).  If a recipient has held an unvested award for at least six months, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  Mr. Brinkworth and Mr. Abel are the only named executive officers who satisfy the retirement eligibility criteria of the RUP.  A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2018 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2018 were equal to 111% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 111% of the “Target” awards were earned by our named executive officers during fiscal 2018, 111% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2018 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 29, 2017) of our Common Units at the beginning of fiscal 2018, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $2.40 per Common Unit.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

Amounts reported on these lines represent DER Plan payments made during the fiscal year.  Detailed descriptions of the DER Plan and the calculation of the payments are included in the “Compensation Discussion and Analysis” under the subheading “Distribution Equivalent Rights Plan.”

(5)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP phantom units each named executive officer was awarded under the LTIP during fiscal 2018.  The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column were based on the probable outcome with respect to satisfaction of the performance conditions and calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.

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

Outstanding Equity Awards at Fiscal Year End 2018 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP (there were no awards made under our RUP-2 prior to the conclusion of fiscal 2018) and LTIP unit awards under our LTIP for each named executive officer as of September 29, 2018:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	66,100	$1,551,698	18,740	$566,979
Michael A. Kuglin	42,474	$997,077	9,927	$300,341
Steven C. Boyd	39,712	$932,239	9,927	$300,341
Douglas T. Brinkworth	38,743	$909,492	9,197	$278,255
Paul Abel	36,804	$863,974	8,688	$262,855

(1)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

The following is a schedule of when the RUP awards reported above will vest:

Name	Number of RUP Awards That Have Not Vested	Quantity That Will Vest on November 15, 2018	Quantity That Will Vest on November 15, 2019	Quantity That Will Vest on November 15, 2020
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	66,100	29,636	23,543	12,921
Michael A. Kuglin	42,474	18,338	15,414	8,722
Steven C. Boyd	39,712	16,957	14,033	8,722
Douglas T. Brinkworth	38,743	16,634	13,710	8,399
Paul Abel	36,804	15,988	13,064	7,752

(2)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 28, 2018, the last trading day of fiscal 2018.

(3)

The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2018 and fiscal 2017 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(4)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2017 and fiscal 2018 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 29, 2018 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
Fiscal 2018 Phantom Units	11,181	5,936	5,936	5,448	5,286
Value of Fiscal 2018 Phantom Units	$257,778	$136,854	$136,854	$125,604	$121,869
Estimated Distributions over Measurement Period	$80,503	$42,739	$42,739	$39,226	$38,059

Fiscal 2017 Phantom Units	7,559	3,991	3,991	3,749	3,402
Value of Fiscal 2017 Phantom Units	$174,273	$92,013	$92,013	$86,433	$78,433
Estimated Distributions over Measurement Period	$54,425	$28,735	$28,735	$26,993	$24,494

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2018 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2018

Awards under the RUP are settled in Common Units upon vesting.  Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP and the vesting of the fiscal 2016 award under our LTIP for each named executive officer during the fiscal year ended September 29, 2018:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	20,931	$515,635
Michael A. Kuglin	12,628	$311,091
Steven C. Boyd	12,452	$306,755
Douglas T. Brinkworth	12,452	$306,755
Paul Abel	11,247	$277,070

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2016 (2) Award
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	7,095	$—
Michael A. Kuglin	3,519	$—
Steven C. Boyd	3,746	$—
Douglas T. Brinkworth	3,519	$—
Paul Abel	3,193	$—

(2)	The fiscal 2016 award’s three-year measurement period concluded on September 29, 2018.
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

Retirement Benefits Table for Fiscal 2018

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 29, 2018:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$233,350	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$146,994	$—
	LTIP (3)	N/A	$278,256	$—
	RUP (4)	N/A	$909,492	$—

Paul Abel (1)	N/A	N/A	$—	$—
	LTIP (3)	N/A	$262,855	$—
	RUP (4)	N/A	$863,974	$—

(1)

Because Mr. Stivala, Mr. Kuglin, and Mr. Abel commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)

On September 29, 2018, Mr. Brinkworth and Mr. Abel were the only named executive officers who met the retirement criteria of the LTIP.  For such participants, outstanding but unvested awards under the LTIP become fully vested.  However, payouts on these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2018 and 2017 awards.  The numbers reported on these lines represent the target payout of Mr. Brinkworth’s and Mr. Abel’s outstanding fiscal 2018 and 2017 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting due to the variability in the trading price of our Common Units.

(4)

On September 29, 2018, Mr. Brinkworth and Mr. Abel were the only named executive officers who met the retirement criteria of the RUP.  For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.”  For participants who meet the retirement criteria, upon retirement, all RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 29, 2018 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$550,000	$1,650,000
Accelerated Vesting of Fiscal 2018, 2017 and 2016 LTIP Awards (5)	—	—	—	1,089,219
Accelerated Vesting of Outstanding RUP Awards (6)	1,551,698	641,642	—	1,551,698
Medical Benefits (3)	—	—	29,167	—
Total	$1,551,698	$641,642	$579,167	$4,290,917

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$365,000	$985,500
Accelerated Vesting of Fiscal 2018, 2017 and 2016 LTIP Awards (5)	—	—	—	565,247
Accelerated Vesting of Outstanding RUP Awards (6)	997,077	382,783	—	997,077
Medical Benefits (3)	—	—	25,899	—
Total	$997,077	$382,783	$390,899	$2,547,824

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$365,000	$985,500
Accelerated Vesting of Fiscal 2018, 2017 and 2016 LTIP Awards (5)	—	—	—	576,332
Accelerated Vesting of Outstanding RUP Awards (6)	932,239	317,945	—	932,239
Medical Benefits (3)	—	—	25,652	—
Total	$932,239	$317,945	$390,652	$2,494,071

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$335,000	$904,500
Accelerated Vesting of Fiscal 2018, 2017 and 2016 LTIP Awards (5)	—	—	—	536,502
Accelerated Vesting of Outstanding RUP Awards (6)	909,492	909,492	—	909,492
Medical Benefits (3)	—	—	25,082	—
Total	$909,492	$909,492	$360,082	$2,350,494

Paul Abel
Cash Compensation (1) (2) (3) (4)	$—	$—	$325,000	$877,500
Accelerated Vesting of Fiscal 2018, 2017 and 2016 LTIP Awards (5)	—	—	—	499,899
Accelerated Vesting of Outstanding RUP Awards (6)	863,974	863,974	—	863,974
Medical Benefits (3)	—	—	12,696	—
Total	$863,974	$863,974	$337,696	$2,241,373

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.
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

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurred at the conclusion of fiscal 2018, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 29, 2018, the fiscal 2018, fiscal 2017 and fiscal 2016 awards would have been subject to this treatment.   For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)

Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of all unvested awards held by a participant at the time of his or her death.  If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient.  Because each of our named executive officers received a RUP award during fiscal 2018, if any or all of the named executive officers had become permanently disabled on September 29, 2018, the following quantities of restricted units would have vested:  Stivala, 27,333; Kuglin, 15,306; Boyd, 13,544; Brinkworth, 38,743 and Abel, 36,804.  The following quantities would have been forfeited:  Stivala, 38,767; Kuglin, 26,168; Boyd, 26,168.  Because all of Mr. Brinkworth’s and Mr. Abel’s unvested awards were subject to the plan’s retirement provisions at the conclusion of fiscal 2018, if Mr. Brinkworth and Mr. Abel had become permanently disabled on September 29, 2018, none of their unvested awards would have been forfeited.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited.  Because all of Mr. Brinkworth’s and Mr. Abel’s unvested awards were subject to the retirement provisions on the last day of fiscal 2018, if Mr. Brinkworth and Mr. Abel had been terminated without cause on September 29, 2018, none of their unvested awards would have been forfeited.

In the event of a change of control, as defined in the RUP document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Stivala, our President and Chief Executive Officer (the “CEO):

For fiscal 2018, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $51,781; and
•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $2,478,584.

Based on this information, for fiscal 2018, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 48 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

We determined that, as of August 15, 2018, our employee population consisted of approximately 3,508 individuals. We selected August 15, 2018, which is within the last three months of fiscal 2018, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2018.  This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any RUP awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period.  In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2018 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $51,781.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2018.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Harold R. Logan, Jr.	$125,000	$—	$125,000
Lawrence C. Caldwell	$90,000	$—	$90,000
Matthew J. Chanin	$100,000	$—	$100,000
Terence J. Connors	$105,000	$—	$105,000
William M. Landuyt	$90,000	$—	$90,000
John Hoyt Stookey	$90,000	$—	$90,000
Jane Swift	$90,000	$—	$90,000

(1)

This includes amounts earned for fiscal 2018, including quarterly retainer installments for the fourth quarter of 2018 that were paid in November 2018.  It does not include amounts paid in fiscal 2018 for fiscal 2017 quarterly retainer installments.

(2)	No RUP awards were granted to the members of the Board of Supervisors during fiscal 2018.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.  As the Chairman of the Board of Supervisors, Mr. Logan receives an annual cash retainer of $125,000, payable in quarterly installments of $31,250 each.  Each of the other non-employee Supervisors receives an annual cash retainer of $90,000 each, payable in quarterly installments of $22,500.  As Chair of the Compensation Committee, Mr. Chanin receives an additional annual cash retainer of $10,000, payable in quarterly installments of $2,500 each.  As Chair of the Audit Committee, Mr. Connors receives an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each.

Meeting Fees.  The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plans.  Each non-employee Supervisor participates in our Restricted Unit Plans.  All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule).  Upon vesting, all awards are settled by issuing Common Units.  At the end of fiscal 2018, Mr. Logan held 3,655 unvested restricted units, Messieurs Caldwell, Stookey, and Ms. Swift each held 2,923 unvested restricted units, and Messieurs Connors and Landuyt each held 6,373 unvested restricted units.

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2018 for each Supervisor.

At its November 13, 2018 meeting, the Committee increased the Audit Committee Chairperson’s and the Compensation Committee Chairperson’s cash retainers each by $5,000 (effective with the payments made for the Board of Supervisor’s January 2019 meeting).  Additionally, the Committee granted the following RUP and/or RUP-2 awards to our Board members:

Name	Grant Date	Quantity
Harold R. Logan, Jr.	November 15, 2018	19,552
Lawrence C. Caldwell	November 15, 2018	15,207
Matthew J. Chanin	November 15, 2018	15,207
Terence J. Connors	November 15, 2018	15,207
William M. Landuyt	November 15, 2018	15,207
John Hoyt Stookey	November 15, 2018	15,207
Jane Swift	November 15, 2018	15,207

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 20, 2018 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
OppenheimerFunds, Inc. (a)	4,314,898	7%
Michael A. Stivala (b)	87,276	*
Michael A. Kuglin (c)	30,061	*
Steven C. Boyd (d)	56,556	*
Douglas T. Brinkworth (e)	42,843	*
Paul Abel (f)	63,327	*

Harold R. Logan, Jr. (g)	11,947	*
John Hoyt Stookey (h)	25,939	*
Jane Swift (h)	12,573	*
Terence J. Connors (i)	9,874	*
William M. Landuyt (i)	20,374	*
Lawrence C. Caldwell (j)	24,867	*
Matthew J. Chanin (j)	21,796	*

All Members of the Board of Supervisors and Executive Officers, as a group (18 persons) (k)	539,988	*

(1)

With the exception of the 4,314,898 units held by OppenheimerFunds, Inc. (of which the Partnership has no knowledge, see note (a) below) and the 784 units held by the General Partner (see note (b) below), the above listed units may be held in brokerage accounts where they are pledged as security.

(2)	Based upon 61,663,627 Common Units outstanding on November 20, 2018.
*	Less than 1%.
(a)

Based upon a Schedule 13G/A dated February 6, 2018 filed by OppenheimerFunds, Inc., which indicates that as of December 31, 2017, OppenheimerFunds, Inc. had the shared power to vote or direct the vote of 4,314,898 Common Units and the shared power to dispose or direct the disposition of 4,314,898 Common Units.  The Schedule 13G/A indicates that OppenheirmerFunds, Inc. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients.  We make no representation as to the accuracy or completeness of the information reported.  The address of OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(b)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 84,257 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.

(c)	Excludes 52,378 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(d)	Excludes 50,997 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(e)	Excludes 49,265 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(f)	Excludes 53,403 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(g)	Excludes 19,552 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(h)	Excludes 15,207 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(i)	Excludes 18,393 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.

(j)	Excludes 15,207 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.
(k)

Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), (g), (h), (i), and (j) above, the reported number of units excludes 543,536 unvested restricted units, none of which will vest in the 60-day period following November 20, 2018.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 29, 2018, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	696,131	(2)	$19.47	2,245,804
Equity compensation plans not approved by security holders	—		—	—
Total	696,131		$19.47	2,245,804

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 29, 2018, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2018 and 2017 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2018	Fiscal 2017
Audit Fees (a)	$1,949,300	$2,136,192
Tax Fees (b)	913,098	912,075
All Other Fees (c)	2,700	1,800
Total	$2,865,098	$3,050,067

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2018 and fiscal 2017.

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

3.1

Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007 and as further amended as of January 24, 2018. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed January 24, 2018).

3.2

Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009 and as further amended as of January 24, 2018. (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed January 24, 2018).

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

10.2	Suburban Propane Partners, L.P. 2018 Restricted Unit Plan, effective June 1, 2018. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 16, 2018). #

10.3

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.4

Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016.  (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed November 16, 2016). #

10.5

Amended and Restated Retirement Savings and Investment Plan of Suburban Propane (effective as of January 1, 2013). (Incorporated by reference to Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.6

First Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2015). (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.7

Second Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2016). (Incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.8

Third Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective August 1, 2016). (Incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.9

Fourth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2017). (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.10

Fifth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective April 1, 2018).  (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on August 9, 2018). #

10.11

Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on From 8-K filed January 20, 2017). #

10.12

Third Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective June 1, 2017).  (Incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.13

Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016.  (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 3, 2016).

10.14

First Amendment, dated as of May 1, 2017, to the Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 4, 2017).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P., as amended on November 10, 2015 and as further amended on November 13, 2018. (Filed herewith).

99.2	Five-Year Performance Graph (Furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 21, 2018	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 21, 2018
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 21, 2018
(Harold R. Logan, Jr.)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 21, 2018
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 21, 2018
(Matthew J. Chanin)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 21, 2018
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 21, 2018
(William M. Landuyt)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 21, 2018
(John Hoyt Stookey)

By:	/s/ JANE SWIFT	Supervisor	November 21, 2018
(Jane Swift)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 21, 2018
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President and Controller	November 21, 2018
(Daniel S. Bloomstein)

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of

Suburban Propane Partners, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the “Partnership”) as of September 29, 2018 and September 30, 2017, and the related consolidated statements of operations and comprehensive income, of cash flows and of partners’ capital for each of the three years in the period ended September 29, 2018, including the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 21, 2018

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,164	$2,789
Accounts receivable, less allowance for doubtful accounts of $3,629 and $3,044, respectively	71,298	65,683
Inventories	59,112	53,220
Other current assets	22,194	17,801
Total current assets	157,768	139,493
Property, plant and equipment, net	649,218	692,627
Goodwill	1,093,470	1,094,635
Other intangible assets, net	175,183	219,876
Other assets	25,560	24,652
Total assets	$2,101,199	$2,171,283
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$38,264	$38,652
Accrued employment and benefit costs	32,402	27,402
Accrued insurance	15,770	13,660
Customer deposits and advances	95,483	97,023
Accrued interest	13,223	13,682
Other current liabilities	23,896	19,947
Total current liabilities	219,038	210,366
Long-term borrowings	1,255,138	1,272,164
Accrued insurance	54,797	54,921
Other liabilities	78,402	80,850
Total liabilities	1,607,375	1,618,301
Commitments and contingencies
Partners' capital:
Common Unitholders (61,405 and 61,105 units issued and outstanding at September 29, 2018 and September 30, 2017, respectively)	518,494	581,794
Accumulated other comprehensive loss	(24,670)	(28,812)
Total partners' capital	493,824	552,982
Total liabilities and partners' capital	$2,101,199	$2,171,283

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Revenues
Propane	$1,153,323	$1,011,078	$884,169
Fuel oil and refined fuels	91,520	78,126	68,759
Natural gas and electricity	54,308	55,103	50,763
All other	45,262	43,579	42,420
	1,344,413	1,187,886	1,046,111
Costs and expenses
Cost of products sold	592,630	476,661	361,953
Operating	402,181	410,665	412,756
General and administrative	66,246	57,338	61,149
Depreciation and amortization	125,222	127,938	129,616
	1,186,279	1,072,602	965,474
(Loss) gain on sale of business	(4,823)	—	9,769
Operating income	153,311	115,284	90,406
Loss on debt extinguishment	—	1,567	292
Interest expense, net	77,383	75,263	75,086
Income before (benefit from) provision for income taxes	75,928	38,454	15,028
(Benefit from) provision for income taxes	(606)	459	588
Net income	$76,534	$37,995	$14,440
Net income per Common Unit - basic	$1.24	$0.62	$0.24
Weighted average number of Common Units outstanding - basic	61,557	61,224	60,956
Net income per Common Unit - diluted	$1.24	$0.62	$0.24
Weighted average number of Common Units outstanding - diluted	61,847	61,542	61,176

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Net income	$76,534	$37,995	$14,440
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	—	(10)	6
Reclassification of realized losses on cash flow hedges into earnings	—	215	1,100
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	4,142	10,715	(55)
Recognition in earnings of net actuarial loss for pension settlement	—	6,100	2,000
Other comprehensive income	4,142	17,020	3,051
Total comprehensive income	$80,676	$55,015	$17,491

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Cash flows from operating activities:
Net income	$76,534	$37,995	$14,440
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	125,222	127,938	129,616
Loss on debt extinguishment	—	1,567	292
Loss (gain) on sale of business	4,823	—	(9,769)
Pension settlement charge	—	6,100	2,000
Other, net	9,348	9,261	9,181
Changes in assets and liabilities:
Accounts receivable	(5,183)	(11,881)	6,258
Inventories	(5,729)	(7,916)	2,415
Other current and noncurrent assets	(5,362)	(9,613)	2,037
Accounts payable	809	7,088	(1,885)
Accrued employment and benefit costs	5,000	10,907	(12,742)
Accrued insurance	1,986	8,905	2,593
Customer deposits and advances	(1,540)	(9,132)	1,163
Contributions to defined benefit pension plan	(4,764)	(11,523)	(715)
Other current and noncurrent liabilities	7,398	1,640	12,537
Net cash provided by operating activities	208,542	161,336	157,421
Cash flows from investing activities:
Capital expenditures	(32,902)	(28,168)	(38,375)
Acquisition of businesses	(14,873)	—	(42,945)
Proceeds from sale of property, plant and equipment	5,885	5,180	5,950
Proceeds from sale of businesses	2,800	—	21,465
Net cash (used in) investing activities	(39,090)	(22,988)	(53,905)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	350,000	—
Repayments of long-term borrowings (includes premium and fees)	—	(360,931)	—
Proceeds from borrowings under revolving credit facility	350,100	374,845	100,000
Repayments of borrowings under revolving credit facility	(369,145)	(312,200)	(100,000)
Issuance costs associated with long-term borrowings	—	(7,064)	(2,678)
Partnership distributions	(147,185)	(216,576)	(215,522)
Other, net	(847)	(974)	(313)
Net cash (used in) financing activities	(167,077)	(172,900)	(218,513)
Net increase (decrease) in cash and cash equivalents	2,375	(34,552)	(114,997)
Cash and cash equivalents at beginning of period	2,789	37,341	152,338
Cash and cash equivalents at end of period	$5,164	$2,789	$37,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,121	$76,606	$74,289

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 26, 2015	60,531	$947,203	$(48,883)	$898,320
Net income		14,440		14,440
Net unrealized gains on cash flow hedges			6	6
Reclassification of realized losses on cash flow hedges into earnings			1,100	1,100
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(55)	(55)
Recognition in earnings of net actuarial loss for pension settlement			2,000	2,000
Partnership distributions		(215,522)		(215,522)
Common Units issued under Restricted Unit Plans	258
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,942		7,942
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231
Net income		37,995		37,995
Net unrealized (loss) on cash flow hedges			(10)	(10)
Reclassification of realized losses on cash flow hedges into earnings			215	215
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			10,715	10,715
Recognition in earnings of net actuarial loss for pension settlement			6,100	6,100
Partnership distributions		(216,576)		(216,576)
Common Units issued under Restricted Unit Plans	316
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		6,312		6,312
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		76,534		76,534
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			4,142	4,142
Partnership distributions		(147,185)		(147,185)
Common Units issued under Restricted Unit Plan	300
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,351		7,351
Balance at September 29, 2018	61,405	$518,494	$(24,670)	$493,824

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,405,409 Common Units outstanding at September 29, 2018.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2018, 2017 or 2016.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2017, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2018 and 2016 included 52 weeks of operations.

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

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2019 and 2031.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Pension and Other Postretirement Benefits.  The Partnership estimates the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining its annual pension and other postretirement benefit costs.  The Partnership uses Society of Actuaries mortality tables (RP-2014), mortality improvement scales (MP-2014) and other actuarial life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 290,020, 317,632 and 220,112 units for fiscal 2018, 2017 and 2016, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.  See Recently Adopted Accounting Pronouncements, below.

Recently Issued Accounting Pronouncements.  In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).  This update provides guidance on the capitalization, presentation and disclosure of net benefit costs.  ASU 2017-07 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019 and will be applied retrospectively upon adoption.  The Partnership does not expect ASU 2017-07 will have a material impact on the Partnership’s consolidated statements of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption of ASU 2016-15 is permitted.  The Partnership does not expect the adoption of ASU 2016-15 will have a material impact on the Partnership’s consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2018, which will be the Partnership’s first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application or recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Both transition methods allow for an option to use certain transition relief.  The Partnership is currently evaluating the impact of adopting ASU 2016-02 on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB finalized a one-year deferral of the effective date of ASU 2014-09.  The revenue standard is therefore effective for the first interim period within annual reporting periods beginning after December 15, 2017, which will be the Partnership’s first quarter of fiscal 2019.  Early adoption as of the original effective date is permitted.  ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  The Partnership does not expect the adoption of ASU 2014-09 will have a material impact on the Partnership’s consolidated financial statements.

Recently Adopted Accounting Pronouncements.   During the first quarter of fiscal 2018, the Partnership adopted new accounting guidance regarding stock-based compensation under ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Cash payments made to the taxing authorities on employees’ behalf for withheld shares are now presented as financing activities on the consolidated statement of cash flows, rather than operating activities. The amounts paid to federal and state taxing authorities were $847, $974 and $313 for fiscal 2018, 2017 and 2016, respectively.

3.	Acquisition and Disposition of Businesses

On April 5, 2018, the Operating Partnership acquired the propane assets and operations of two affiliated propane retailers headquartered in Florida for $11,900, including $1,750 for non-compete consideration, plus working capital acquired. As of September 29, 2018, $10,622 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The preliminary purchase price allocation and results of operations of the acquired business were not material to the Partnership’s consolidated financial position and statement of operations.

On December 8, 2017, the Operating Partnership sold certain assets and operations in a non-strategic market of its propane segment for $2,800, plus working capital consideration, resulting in a loss of $4,823 that was recognized during the first quarter of fiscal 2018, principally for the allocated goodwill and other identifiable intangible assets associated with this business. The corresponding net assets and results of operations were not material to the Partnership’s consolidated results of operations, financial position and cash flows.

On November 7, 2017, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $4,871, including $750 for non-compete consideration, plus working capital acquired.  As of September 29, 2018, $4,251 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives. The purchase price allocation and results of operations of the acquired business were not material to the Partnership’s consolidated financial position and statement of operations.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 29, 2018:

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
First Quarter	$0.6000	$0.8875	$0.8875
Second Quarter	0.6000	0.8875	0.8875
Third Quarter	0.6000	0.8875	0.8875
Fourth Quarter	0.6000	0.6000	0.8875

5.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 29,	September 30,
	2018	2017
Propane, fuel oil and refined fuels and natural gas	$57,834	$51,844
Appliances	1,278	1,376
	$59,112	$53,220

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 29,	September 30,
	2018	2017
Land and improvements	$189,314	$192,256
Buildings and improvements	112,490	111,013
Transportation equipment	48,339	51,037
Storage facilities	110,419	110,573
Equipment, primarily tanks and cylinders	858,580	849,175
Computer software	49,847	53,826
Construction in progress	4,539	4,248
	1,373,528	1,372,128
Less: accumulated depreciation	(724,310)	(679,501)
	$649,218	$692,627

Depreciation expense for fiscal 2018, 2017 and 2016 amounted to $68,642, $71,484 and $72,471, respectively.

6.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2018 and fiscal 2017 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 30, 2017
Goodwill	$1,082,297	$10,900	$7,900	$1,101,097
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,082,297	$4,438	$7,900	$1,094,635

Fiscal 2018 Activity
Goodwill disposed (1)	$(1,165)	$—	$—	$(1,165)

Balance as of September 29, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Other intangible assets consist of the following:

	As of
	September 29,	September 30,
	2018	2017
Customer relationships (1) (2)	$499,432	$492,656
Non-compete agreements (2)	33,540	31,040
Other	1,967	1,967
	534,939	525,663
Less: accumulated amortization
Customer relationships	(330,571)	(279,287)
Non-compete agreements	(27,836)	(25,242)
Other	(1,349)	(1,258)
	(359,756)	(305,787)
	$175,183	$219,876

(1)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (Note 3).
(2)	Reflects the impact from acquisitions (Note 3).

Aggregate amortization expense related to other intangible assets for fiscal 2018, 2017 and 2016 was $56,580, $56,454 and $57,145, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 29, 2018 is estimated as follows: 2019 - $55,949; 2020 - $54,964; 2021 - $45,541; 2022 - $4,851; and 2023 - $4,250.

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Current
Federal	$7	$13	$7
State and local	473	446	581
	480	459	588
Deferred benefit	(1,086)	—	—
	$(606)	$459	$588

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Income tax provision at federal statutory tax rate	$15,945	$13,459	$5,260
Impact of Partnership income not subject to federal income taxes	(15,939)	(13,892)	(9,844)
Permanent differences	65	3	182
Change in valuation allowance	(21,307)	406	4,737
State income taxes	656	864	(211)
Remeasurement of net deferred tax assets (1)	19,941	—	—
Other	33	(381)	464
Provision for income taxes - current and deferred	$(606)	$459	$588

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 29,	September 30,
	2018	2017
Deferred tax assets (1):
Net operating loss carryforwards	$38,672	$59,731
Allowance for doubtful accounts	225	315
Inventory	291	572
Deferred revenue	661	1,041
AMT credit carryforward	1,086	1,086
Other accruals	1,661	1,883
Total deferred tax assets	42,596	64,628
Deferred tax liabilities:
Intangible assets	1,131	1,223
Property, plant and equipment	2,498	4,217
Total deferred tax liabilities	3,629	5,440
Net deferred tax assets	38,967	59,188
Valuation allowance (1)	(37,881)	(59,188)
Net deferred tax assets	$1,086	$—

(1)	As described above, federal net deferred tax assets were remeasured, pursuant to the 2017 Act, using the new 21% federal income tax rate and the full valuation allowance was adjusted accordingly.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 29,	September 30,
	2018	2017
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes, due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	143,600	162,645
Subtotal	1,268,600	1,287,645

Less: unamortized debt issuance costs	(13,462)	(15,481)
	$1,255,138	$1,272,164

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

2027 Senior Notes

On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.375% senior notes due in 2021 which resulted in a loss on debt extinguishment of $1,567 consisting of $15,078 for the redemption premium and related fees, as well as the write-off of $2,272 and ($15,783) in unamortized debt origination costs and unamortized premium, respectively.

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 and further amended on May 1, 2017 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $143,600 and $162,645 was outstanding as of September 29, 2018 and September 30, 2017, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the March 3, 2016 amendment and restatement, the Partnership recognized a non-cash charge of $292 during the second quarter of fiscal 2016 to write off a portion of unamortized debt origination costs of the previous credit agreement.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of September 29, 2018, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.6%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

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

As of September 29, 2018, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $43,026 which expire periodically through April 30, 2019.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 29, 2018.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Amended Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Amended Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. During fiscal 2017, the Partnership recognized charges of $1,567 to write-off unamortized debt origination costs associated with the tender offer and redemption of its senior notes due in 2021 and capitalized $6,100 in connection with the issuance of the 2027 Senior Notes.  During fiscal 2016, the Partnership recognized charges of $292 to write-off unamortized debt origination costs and capitalized $2,678 in costs incurred in connection with the amendments to the Amended Credit Agreement.  Other assets at September 29, 2018 and September 30, 2017 include debt origination costs associated with our Amended Credit Agreement with a net carrying amount of $2,644 and $3,738, respectively.

        The aggregate amounts of long-term debt maturities subsequent to September 29, 2018 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $143,600; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125,000.

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of September 29, 2018.  In accordance with an August 6, 2013 amendment to the 2009 Restricted Unit Plan, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date.  Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the 2009 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date.  The 2009 Restricted Unit Plan participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the 2009 Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership's 2018 Restricted Unit Plan (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, the “Restricted Unit Plans”) authorizing the issuance of up to 1,800,000 Common Units.  As of September 29, 2018 there were no awards granted under the 2018 Restricted Unit Plan.

The following is a summary of activity in the 2009 Restricted Unit Plan:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2015	627,399	$31.87
Awarded	307,559	23.62
Forfeited	(12,057)	(25.44)
Vested (1)	(268,781)	(35.19)
Outstanding September 24, 2016	654,120	26.74
Awarded	323,715	21.00
Forfeited	(6,737)	(23.51)
Vested (1)	(350,053)	(29.74)
Outstanding September 30, 2017	621,045	22.10
Awarded	424,431	19.52
Forfeited	(14,092)	(19.70)
Vested (1)	(335,253)	(24.39)
Outstanding September 29, 2018	696,131	$19.47

(1)

During fiscal 2018, 2017 and 2016, the Partnership withheld 34,388, 34,883 and 10,477 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 29, 2018, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $2,984. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plans for fiscal 2018, 2017 and 2016 was $8,198, $7,286 and $8,256, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $810 and $778 for fiscal 2018 and 2017, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership. Compensation expense (income), which includes adjustments to previously recognized compensation expense (income) for current period changes in the fair value of unvested awards, for fiscal 2018, 2017 and 2016 was $3,180, ($389) and ($1,362), respectively.  The cash payouts in fiscal 2018, 2017 and 2016, which related to the fiscal 2015, 2014 and 2013 awards, were $-0-, $-0-, and $1,473, respectively.

10.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan prior to the 2017 calendar year were a percentage of the participating employees’ elective contributions based on a sliding scale depending on the Partnership’s achievement of annual fiscal performance targets.  Pursuant to an amendment to the 401(k) Plan adopted as of January 1, 2017, the employer contribution will be a match of $0.50 on up to 6% of eligible compensation contributed beginning with the 2017 calendar year with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved.  These contribution costs were $3,575, $4,041 and $1,477 for fiscal 2018, 2017 and 2016, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  Contributions of $4,764, $11,523 and $715 were made by the Partnership in fiscal 2018, 2017 and 2016, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2018 and 2017 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2018	2017	2018	2017
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$122,647	$150,363	$9,853	$13,778
Interest cost	3,778	4,164	277	385
Actuarial (gain) loss	(4,535)	(4,018)	(1,164)	123
Lump sum benefits paid	(3,373)	(20,799)	—	—
Ordinary benefits paid	(6,816)	(7,063)	(1,071)	(1,187)
Plan amendment	—	—	—	(3,246)
Benefit obligation at end of year	$111,701	$122,647	$7,895	$9,853

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$85,649	$101,077	$—	$—
Actual (loss) return on plan assets	(2,192)	911	—	—
Employer contributions	4,764	11,523	1,071	1,187
Lump sum benefits paid	(3,373)	(20,799)	—	—
Ordinary benefits paid	(6,816)	(7,063)	(1,071)	(1,187)
Fair value of plan assets at end of year	$78,032	$85,649	$—	$—

Funded status:
Funded status at end of year	$(33,669)	$(36,998)	$(7,895)	$(9,853)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(33,669)	$(36,998)	$(7,895)	$(9,853)
Less: current portion	—	—	1,128	1,243
Noncurrent benefit liability	$(33,669)	$(36,998)	$(6,767)	$(8,610)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(33,180)	$(37,311)	$5,762	$5,253
Prior service credits	—	—	2,748	3,246
Net amount recognized in accumulated other comprehensive (loss) income	$(33,180)	$(37,311)	$8,510	$8,499

The amounts in accumulated other comprehensive loss as of September 29, 2018 that are expected to be recognized as components of net periodic benefit costs during fiscal 2019 are expenses of $3,466 and credits of ($1,258) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September 29,	September 30,
	2018	2017
Fixed income securities	85%	85%
Equity securities	15%	15%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments.  Commingled funds are valued at the net asset value of its underlying securities.  The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 29,	September 30,
	2018	2017
Short term investments (1)	$1,502	$1,498

Equity securities: (1) (2)
Domestic	4,362	4,701
International	7,041	8,006

Fixed income securities (1) (3)	65,127	71,444
	$78,032	$85,649

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments.  The Partnership expects to contribute approximately $4,800 to the defined benefit pension plan during fiscal 2019.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2019	$24,252	$1,129
2020	9,927	1,036
2021	10,041	952
2022	8,970	867
2023	8,265	783
2024 through 2028	34,582	2,773

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2019 will elect to receive a benefit payment in fiscal 2019.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2018, 2017 and 2016:

	Pension Benefits			Retiree Health and Life Benefits
	2018	2017	2016	2018	2017	2016
Interest cost	$3,778	$4,164	$5,041	$277	$385	$520
Expected return on plan assets	(1,894)	(2,150)	(3,418)	—	—	—
Amortization of prior service credit	—	—	—	(498)	—	(399)
Settlement charge	—	6,100	2,000	—	—	—
Recognized net actuarial loss (gain)	3,683	5,201	5,218	(654)	(389)	(299)
Net periodic benefit costs	$5,567	$13,315	$8,841	$(875)	$(4)	$(178)

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

During fiscal 2018, fiscal 2017 and fiscal 2016, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,373, $20,799 and $5,816, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $3,778, $4,164 and $5,041, respectively.  In fiscal 2017 and fiscal 2016, lump sum pension settlement payments exceeded their respective settlement threshold, which required the Partnership to recognize a non-cash settlement charge of $6,100 and $2,000 during fiscal 2017 and 2016, respectively.  The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 29, 2018 and September 30, 2017 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2018	2017	2018	2017
Weighted-average discount rate	4.000%	3.500%	3.750%	3.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	6.290%	6.570%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2018, 2017 and 2016 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average discount rate	3.500%	3.125%	3.875%	3.000%	2.875%	3.500%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.500%	2.400%	3.900%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	6.570%	6.840%	7.100%

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

The 6.29% increase in health care costs assumed at September 29, 2018 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 29, 2018 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2018.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs.  During fiscal 2015, the Partnership accrued $11,300 for its further voluntary partial withdrawal, and during fiscal 2016 the Partnership accrued an additional $6,600 for its voluntary full withdrawal.  As of September 29, 2018 and September 30, 2017, the Partnership’s estimated obligation to these MEPPs was $22,509 and $23,665, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2018	2017	FIP/RP Status	2018	2017	2016	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$235	$252	$281	No	August 2019
Teamsters Industrial Employees Pension Fund (2)	22-6099363	Green	Green	n/a	187	190	207	No	March 2021
Other (3)				n/a	20	25	260	No	n/a
					$442	$467	$748

(1)	Based on most recent available valuation information for plan year ended February 2018.
(2)	Based on most recent available valuation information for plan year ended December 2017.
(3)	Includes the MEPPs from which the Partnership withdrew.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,099, $1,089 and $1,446 for fiscal 2018, 2017 and 2016, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 29, 2018 and September 30, 2017, respectively:

	As of September 29, 2018		As of September 30, 2017
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$14,875	Other current assets	$11,164
	Other assets	13	Other assets	771
		$14,888		$11,935

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$6,122	Other current liabilities	$1,978
	Other liabilities	167	Other liabilities	432
		$6,289		$2,410

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2018		Fiscal 2017
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,108	$737	$809	$—
Beginning balance realized during the period	(3,636)	(737)	(667)	—
Contracts purchased during the period	1,546	361	3,686	737
Change in the fair value of outstanding contracts	(472)	—	280	—
Ending balance of over-the-counter options	$1,546	$361	$4,108	$737

As of September 29, 2018 and September 30, 2017, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and five months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2018, 2017 and 2016 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses)	Accumulated OCI into Income
	Recognized in OCI	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Location	Amount
Interest rate swaps:
Fiscal 2018	$—	Interest expense	$—

Fiscal 2017	$(10)	Interest expense	$(215)

Fiscal 2016	$6	Interest expense	$(1,100)

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:
Fiscal 2018	Cost of products sold	$310

Fiscal 2017	Cost of products sold	$6,277

Fiscal 2016	Cost of products sold	$(1,190)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 29, 2018
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$23,181	$(8,293)	$14,888
	$23,181	$(8,293)	$14,888

Liability Derivatives
Commodity-related derivatives	$14,582	$(8,293)	$6,289
	$14,582	$(8,293)	$6,289

	As of September 30, 2017
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$16,378	$(4,443)	$11,935
	$16,378	$(4,443)	$11,935

Liability Derivatives
Commodity-related derivatives	$6,853	$(4,443)	$2,410
	$6,853	$(4,443)	$2,410

The Partnership had  no posted cash collateral as of September 29, 2018 and September 30, 2017 with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2018, 2017 or 2016 and no concentration of receivables exists as of September 29, 2018 or September 30, 2017.

During fiscal 2018, Crestwood Equity Partners L.P., Targa Liquids Marketing and Trade LLC and Enterprise Products Partners L.P., provided approximately 22%, 15%, and 11% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2018.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2024 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes was $518,112, $242,500 and $334,250, respectively, as of September 29, 2018.

12.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.  Rental expense under operating leases was $30,075, $30,582 and $29,171 for fiscal 2018, 2017 and 2016, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2018 are as follows:

Fiscal Year	Minimum Lease Payments
2019	$24,367
2020	21,121
2021	17,733
2022	14,729
2023	10,029
2024 and thereafter	14,870

Contingencies

Self-Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  At September 29, 2018 and September 30, 2017, the Partnership had accrued liabilities of $70,567 and $68,581, respectively, representing the total estimated losses under these self-insurance programs.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $20,837 and $18,626 as of September 29, 2018 and September 30, 2017, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane.  The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  In this regard, the Partnership’s natural gas and electricity business is currently a defendant in two putative class action suits in the federal district courts of New York and Pennsylvania. The complaints allege a number of claims regarding pricing to its electricity customers in those states under various consumer statutes and common law. The complaint in the Pennsylvania action was dismissed in its entirety by the district court, which dismissal is being appealed by plaintiff.  Plaintiff also filed a motion to amend its complaint and reverse the dismissal order, which motion was also denied by the court. The complaint in the New York action was dismissed in part by the district court, but causes of action based on the NY consumer statute and breach of contract were allowed to proceed.  The Partnership has filed a motion for reconsideration seeking the dismissal of the entire New York complaint.  Based on the nature of the allegations under these suits, the Partnership believes that the suits are without merit and is defending each of these suits vigorously.  With respect to these pending suits, the Partnership has determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required.  The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from either of these two actions.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

13.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,970 as of September 29, 2018.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 29, 2018 and September 30, 2017.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 29, 2018, September 30, 2017 and September 24, 2016:

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Cash Flow Hedges
Balance, beginning of period	$—	$(205)	$(1,311)
Other comprehensive income before reclassifications:
Unrealized gains (losses)	—	(10)	6
Reclassifications to earnings:
Realized losses (1)	—	215	1,100
Other comprehensive income	—	205	1,106
Balance, end of period	$—	$—	$(205)

Pension Benefits
Balance, beginning of period	$(37,311)	$(51,391)	$(52,836)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	448	2,779	(5,773)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (2)	—	6,100	2,000
Amortization of net loss (2)	3,683	5,201	5,218
Other comprehensive income	4,131	14,080	1,445
Balance, end of period	$(33,180)	$(37,311)	$(51,391)

Postretirement Benefits
Balance, beginning of period	$8,499	$5,764	$5,264
Other comprehensive income before reclassifications:
Prior service credits	$—	$3,246	$—
Net change in plan obligation	1,164	(122)	1,198
Reclassifications to earnings:
Amortization of prior service credits (2)	(498)	—	(399)
Amortization of net gain (2)	(655)	(389)	(299)
Other comprehensive income	11	2,735	500
Balance, end of period	$8,510	$8,499	$5,764

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(28,812)	$(45,832)	$(48,883)
Other comprehensive income before reclassifications	1,612	5,893	(4,569)
Recognition of net actuarial loss for pension settlement	—	6,100	2,000
Reclassifications to earnings	2,530	5,027	5,620
Other comprehensive income	4,142	17,020	3,051
Balance, end of period	$(24,670)	$(28,812)	$(45,832)

(1)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(2)	These amounts are included in the computation of net periodic benefit cost. See Note 10, “Employee Benefit Plans”.

15.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
Revenues:
Propane	$1,153,323	$1,011,078	$884,169
Fuel oil and refined fuels	91,520	78,126	68,759
Natural gas and electricity	54,308	55,103	50,763
All other	45,262	43,579	42,420
Total revenues	$1,344,413	$1,187,886	$1,046,111

Operating income (loss):
Propane	$243,781	$205,035	$184,213
Fuel oil and refined fuels	7,605	8,552	5,649
Natural gas and electricity	12,309	13,826	10,755
All other	(20,145)	(23,017)	(25,945)
Corporate	(90,239)	(89,112)	(84,266)
Total operating income	153,311	115,284	90,406

Reconciliation to net income:
Loss on debt extinguishment	—	1,567	292
Interest expense, net	77,383	75,263	75,086
(Benefit from) provision for income taxes	(606)	459	588
Net income	$76,534	$37,995	$14,440

Depreciation and amortization:
Propane	$111,460	$111,374	$110,067
Fuel oil and refined fuels	2,574	2,610	2,725
Natural gas and electricity	—	—	3
All other	215	283	304
Corporate	10,973	13,671	16,517
Total depreciation and amortization	$125,222	$127,938	$129,616

	As of
	September 29,	September 30,
	2018	2017
Assets:
Propane	$1,995,060	$2,066,997
Fuel oil and refined fuels	47,911	49,863
Natural gas and electricity	13,067	12,455
All other	3,363	2,147
Corporate	41,798	39,821
Total assets	$2,101,199	$2,171,283

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 29, 2018, September 30, 2017 and September 24, 2016	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 24, 2016
Allowance for doubtful accounts	$3,520	$1,146	$—	$(2,225)	$2,441
Valuation allowance for deferred tax assets	54,045	4,737	—	—	58,782
Year Ended September 30, 2017
Allowance for doubtful accounts	$2,441	$3,545	$—	$(2,942)	$3,044
Valuation allowance for deferred tax assets	58,782	406	—	—	59,188
Year Ended September 29, 2018
Allowance for doubtful accounts	$3,044	$4,443	$—	$(3,858)	$3,629
Valuation allowance for deferred tax assets	59,188	(1,366)	—	(19,941)	37,881

(a)	Represents amounts that did not impact earnings.

S-2