Form 10-Q
period 2018-12-29
SUBURBAN PROPANE PARTNERS LP
filed 2019-02-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2018

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

At February 4, 2019, there were 61,663,627 Common Units of Suburban Propane Partners, L.P. outstanding.

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 29,	September 29,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,588	$5,164
Accounts receivable, less allowance for doubtful accounts of $3,779 and $3,629, respectively	136,019	71,298
Inventories	55,343	59,112
Other current assets	34,186	22,194
Total current assets	232,136	157,768
Property, plant and equipment, net	639,919	649,218
Goodwill	1,093,470	1,093,470
Other intangible assets, net	161,041	175,183
Other assets	25,335	25,560
Total assets	$2,151,901	$2,101,199
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$77,997	$38,264
Accrued employment and benefit costs	21,905	32,402
Customer deposits and advances	78,783	95,483
Accrued interest	16,162	13,223
Other current liabilities	42,727	39,666
Total current liabilities	237,574	219,038
Long-term borrowings	1,294,843	1,255,138
Accrued insurance	56,610	54,797
Other liabilities	75,950	78,402
Total liabilities	1,664,977	1,607,375
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,664 and 61,405 units issued and outstanding at December 29, 2018 and September 29, 2018, respectively)	511,042	518,494
Accumulated other comprehensive loss	(24,118)	(24,670)
Total partners’ capital	486,924	493,824
Total liabilities and partners’ capital	$2,151,901	$2,101,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 29,	December 30,
	2018	2017
Revenues
Propane	$321,360	$322,130
Fuel oil and refined fuels	28,909	25,315
Natural gas and electricity	13,404	13,147
All other	13,431	12,685
	377,104	373,277
Costs and expenses
Cost of products sold	182,585	165,189
Operating	99,409	98,439
General and administrative	16,505	16,775
Depreciation and amortization	30,071	31,131
	328,570	311,534
Loss on sale of business	—	4,823
Operating income	48,534	56,920
Interest expense, net	19,488	19,514
Other, net	1,176	1,172
Income before provision for (benefit from) income taxes	27,870	36,234
Provision for (benefit from) income taxes	151	(934)
Net income	$27,719	$37,168
Net income per Common Unit - basic	$0.45	$0.61
Weighted average number of Common Units outstanding - basic	61,637	61,333
Net income per Common Unit - diluted	$0.45	$0.60
Weighted average number of Common Units outstanding - diluted	61,903	61,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 29,	December 30,
	2018	2017
Net income	$27,719	$37,168
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	552	757
Other comprehensive income	552	757
Total comprehensive income	$28,271	$37,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 29,	December 30,
	2018	2017
Cash flows from operating activities:
Net income	$27,719	$37,168
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30,071	31,131
Loss on sale of business	—	4,823
Compensation costs recognized under Restricted Unit Plans	3,021	2,649
Other, net	(317)	(217)
Changes in assets and liabilities:
Accounts receivable	(64,721)	(73,005)
Inventories	3,769	(8,511)
Other current and noncurrent assets	(12,041)	(7,779)
Accounts payable	40,028	36,316
Accrued employment and benefit costs	(10,499)	(5,776)
Customer deposits and advances	(16,700)	(17,925)
Other current and noncurrent liabilities	7,013	3,842
Net cash provided by operating activities	7,343	2,716
Cash flows from investing activities:
Capital expenditures	(7,705)	(8,499)
Acquisition of businesses	—	(4,051)
Proceeds from sale of business	—	2,800
Proceeds from sale of property, plant and equipment	1,876	1,372
Net cash (used in) investing activities	(5,829)	(8,378)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	113,900	113,800
Repayments of borrowings under revolving credit facility	(74,700)	(66,500)
Partnership distributions	(36,843)	(36,663)
Other, net	(2,447)	(1,857)
Net cash (used in) provided by financing activities	(90)	8,780
Net increase in cash and cash equivalents	1,424	3,118
Cash and cash equivalents at beginning of period	5,164	2,789
Cash and cash equivalents at end of period	$6,588	$5,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 29, 2018	61,405	$518,494	$(24,670)	$493,824
Net income		27,719		27,719
Other comprehensive income			552	552
Partnership distributions		(36,843)		(36,843)
Common Units issued under Restricted Unit Plans, net of units withheld for income tax withholding purposes	259	(1,349)		(1,349)
Compensation costs recognized under Restricted Unit Plans		3,021		3,021
Balance at December 29, 2018	61,664	$511,042	$(24,118)	$486,924

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		37,168		37,168
Other comprehensive income			757	757
Partnership distributions		(36,663)		(36,663)
Common Units issued under Restricted Unit Plans, net of units withheld for income tax withholding purposes	284	(846)		(846)
Compensation costs recognized under Restricted Unit Plans		2,649		2,649
Balance at December 30, 2017	61,389	$584,102	$(28,055)	$556,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,663,627 Common Units outstanding at December 29, 2018.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally thirteen weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is fourteen weeks in duration.

Revenue Recognition.  On September 30, 2018, the first day of fiscal 2019, the Partnership adopted the new accounting guidance regarding revenue recognition under the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) and all related amendments using the full retrospective method.  ASU 2014-09 provides a five-step model to be applied to all contracts with customers.  The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied.  The adoption of this standard had no impact on the Partnership’s condensed consolidated statements of financial position, operations or cash flows.

Revenue is recognized by the Partnership when goods or services promised in a contract with a customer have been transferred, and no further performance obligation on that transfer is required, in an amount that reflects the consideration expected to be received.  Performance obligations are determined and evaluated based on the specific terms of the arrangements and the distinct products and services offered.  Due to the nature of the retail business of the Partnership, there are no remaining or unsatisfied performance obligations as of the end of the reporting period, except for tank rental agreements, maintenance service contracts, fixed price contracts and budgetary programs, as described below.  The performance obligation associated with sales of propane, fuel oil and refined fuels is met at the time product is delivered to the customer.  Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as defined by the performance obligations included within the related customer contract.  Revenue from repairs, maintenance and other service activities is recognized upon completion of the service.  Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings for amounts delivered, an immaterial amount of which may be unbilled at the end of each accounting period.

The Partnership defers the recognition of revenue for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration is received at the start of the contract period, establishing contract liabilities which are disclosed as customer deposits and advances on the condensed consolidated balance sheets.  Deliveries to customers enrolled in budgetary programs that exceed billings to those customers establish contract assets which are included in accounts receivable on the condensed consolidated balance sheets.  The Partnership ratably recognizes revenue over the applicable term for tank rent and maintenance service agreements, which is generally one year, and at the time of delivery for fixed price contracts and budgetary programs.

The Partnership incurs incremental direct costs to obtain certain contracts when it pays commissions to its salesforce.  These costs are expensed as incurred, consistent with the practical expedients issued by the FASB, since the expected amortization period is one year or less.  The Partnership generally determines selling prices based on, among other things, current weighted average costs of the product and the current replacement cost at the time of delivery, plus an applicable margin.  Customer payments for the satisfaction of a performance obligation are due upon receipt.

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

Recently Adopted Accounting Pronouncements. During the first quarter of fiscal 2019, the Partnership adopted new accounting guidance under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which has been applied retrospectively.  This update required separate disclosure below Operating income on the face of the condensed consolidated statements of operations for certain components of net periodic pension cost and net periodic postretirement cost. The adoption of this standard had no material impact on the Partnership’s condensed consolidated financial statements other than to classify certain components of net periodic benefit costs on the condensed consolidated statements of operations from Operating expenses to Other, net.  Refer to Note 13, “Pension Plans and Other Postretirement Benefits.”.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The adoption of this standard had no material impact on the Partnership’s condensed consolidated statements of cash flows.

See also Revenue Recognition, above.

3.	Disaggregation of Revenue

The following table disaggregates revenue for each customer type.  See Note 16 for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated 85%, 8% and 4% of the Partnership’s revenue, respectively, during the first quarter of fiscal 2019 compared to 86%, 7% and 4%, respectively, during the first quarter of fiscal 2018.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	December 29,	December 30,
	2018	2017
Retail
Residential	$221,714	$214,208
Commercial	96,578	93,942
Industrial	29,191	28,631
Agricultural	13,664	15,492
Government	15,934	15,126
Wholesale	23	5,878
Total revenues	$377,104	$373,277

The Partnership recognized $33,158 and $31,083 of revenue during the three months ended December 29, 2018 and December 30, 2017, respectively, which was included in contract liabilities as of the beginning of each respective period. Contract assets of $15,880 and $11,448 were included in accounts receivable as of December 29, 2018 and September 29, 2018, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 29, 2018 and September 29, 2018, respectively:

	As of December 29, 2018		As of September 29, 2018
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,924	Other current assets	$14,875
	Other assets	75	Other assets	13
		$5,999		$14,888

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$12,117	Other current liabilities	$6,122
	Other liabilities	—	Other liabilities	167
		$12,117		$6,289

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	December 29, 2018		December 30, 2017
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,546	$361	$4,108	$737
Beginning balance realized during the period	(393)	(46)	(313)	—
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	2,157	(315)	122	(305)
Ending balance of over-the-counter options	$3,310	$—	$3,917	$432

As of December 29, 2018 and September 29, 2018, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately three and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three months ended December 29, 2018 and December 30, 2017 are as follows:

	Three Months Ended December 29, 2018		Three Months Ended December 30, 2017
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(15,911)	Cost of products sold	$(1,531)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 29, 2018			As of September 29, 2018
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$7,386	$(1,387)	$5,999	$23,181	$(8,293)	$14,888
Liability Derivatives
Commodity-related derivatives	$13,504	$(1,387)	$12,117	$14,582	$(8,293)	$6,289

The Partnership had $12,557 and $-0- posted cash collateral as of December 29, 2018 and September 29, 2018 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 8) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 8) of the Partnership are as follows:

	As of
	December 29,	September 29,
	2018	2018
5.5% senior notes due June 1, 2024	$486,680	$518,112
5.75% senior notes due March 1, 2025	232,500	242,500
5.875% senior notes due March 1, 2027	308,658	334,250
	$1,027,838	$1,094,862

5.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 29,	September 29,
	2018	2018
Propane, fuel oil and refined fuels and natural gas	$53,623	$57,834
Appliances	1,720	1,278
	$55,343	$59,112

6.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of December 29, 2018 and September 29, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Other intangible assets consist of the following:

	As of
	December 29,	September 29,
	2018	2018
Customer relationships	$499,432	$499,432
Non-compete agreements	33,540	33,540
Other	1,967	1,967
	534,939	534,939

Less: accumulated amortization
Customer relationships	(344,117)	(330,571)
Non-compete agreements	(28,409)	(27,836)
Other	(1,372)	(1,349)
	(373,898)	(359,756)
	$161,041	$175,183

7.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 266,175 and 191,893 units for the three months ended December 29, 2018 and December 30, 2017, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 29,	September 29,
	2018	2018
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	182,800	143,600
Subtotal	1,307,800	1,268,600

Less: unamortized debt issuance costs	(12,957)	(13,462)
	$1,294,843	$1,255,138

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

2027 Senior Notes.  On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September.  The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.375% senior notes due in 2021.

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 and further amended on May 1, 2017 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $182,800 and $143,600 was outstanding as of December 29, 2018 and September 29, 2018, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The Amended Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s Consolidated Interest Coverage Ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter, (b) prohibiting the Total Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter, and (c) prohibiting the Senior Secured Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of December 29, 2018, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.8%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 29, 2018, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $62,426 which expire periodically through April 30, 2019.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 29, 2018.

The aggregate amounts of long-term debt maturities subsequent to December 29, 2018 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $182,800; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125,000.

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

On January 24, 2019, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2019, payable on February 12, 2019 to holders of record on February 5, 2019.

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of December 29, 2018.  As of this date, there were no further units available for future awards under the 2009 Restricted Unit Plan.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership's 2018 Restricted Unit Plan (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, the “Restricted Unit Plans”) authorizing the issuance of up to 1,800,000 Common Units. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all currently outstanding restricted unit awards will vest 33.33% on each of the first three anniversaries of the award grant date.  The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans documents. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 29, 2018, the Partnership awarded 604,090 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $10,961.  The following is a summary of activity for the Restricted Unit Plans for the three months ended December 29, 2018:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2018	696,131	$19.47
Awarded	604,090	18.14
Forfeited	(2,533)	(18.63)
Vested	(317,445)	(21.10)
Outstanding December 29, 2018	980,243	$18.13

As of December 29, 2018, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $10,969.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-

average period of 1.1 years.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three months ended December 29, 2018 and December 30, 2017 was $3,021 and $2,649, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three months ended December 29, 2018 and December 30, 2017 was $256 and $207, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 29, 2018 and December 30, 2017 was $1,838 and $1,632, respectively.  As of December 29, 2018 and September 29, 2018, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $6,655 and $4,817, respectively, related to estimated future payments under the LTIP.

11.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  As of December 29, 2018 and September 29, 2018, the Partnership had accrued insurance liabilities of $70,510 and $70,567, respectively, representing the total estimated losses under these self-insurance programs.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $20,837 as of December 29, 2018 and September 29, 2018.

Legal Matters.  The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  In this regard, the Partnership’s natural gas and electricity business is currently a defendant in two putative class action suits in the federal district courts of New York and Pennsylvania.  The complaints allege a number of claims regarding pricing to its electricity customers in those states under various consumer statutes and common law.  The complaint in the Pennsylvania action was dismissed in its entirety by the district court, which dismissal is being appealed by plaintiff.  Plaintiff also filed a motion to amend its complaint and reverse the dismissal order, which motion was also denied by the court. The complaint in the New York action was dismissed in part by the district court, but causes of action based on the NY consumer statute and breach of contract were allowed to proceed.  The Partnership has filed a motion for reconsideration seeking the dismissal of the entire New York complaint.  Based on the nature of the allegations under these suits, the Partnership believes that the suits are without merit and is defending each of these suits vigorously.  With respect to these pending suits, the Partnership has determined, based on the allegations and discovery to date, that no reserve for a loss contingency is required.  The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from either of these two actions.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

12.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $18,981 as of December 29, 2018.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 29, 2018 and September 29, 2018.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 29,	December 30,
	2018	2017
Interest cost	$986	$944
Expected return on plan assets	(431)	(474)
Amortization of net loss	866	921
Net periodic benefit cost	$1,421	$1,391

	Postretirement Benefits
	Three Months Ended
	December 29,	December 30,
	2018	2017
Interest cost	$69	$69
Amortization of prior service credits	(124)	(124)
Amortization of net (gain)	(190)	(164)
Net periodic benefit cost	$(245)	$(219)

The Partnership expects to contribute approximately $4,800  to the defined benefit pension plan during fiscal 2019, of which $925 was contributed during the three months ended December 29, 2018.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2019 is $1,129, of which $240 was contributed during the three months ended December 29, 2018.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 29, 2018 and September 29, 2018, the Partnership’s estimated obligation to these MEPPs was $22,245 and $22,509, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

14.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three months ended December 29, 2018 and December 30, 2017 :

	Three Months Ended
	December 29,	December 30,
	2018	2017
Pension Benefits
Balance, beginning of period	$(33,180)	$(37,311)
Reclassifications to earnings:
Amortization of net loss (1)	866	921
Other comprehensive income	866	921
Balance, end of period	$(32,314)	$(36,390)

Postretirement Benefits
Balance, beginning of period	$8,510	$8,499
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(314)	(164)
Other comprehensive loss	(314)	(164)
Balance, end of period	$8,196	$8,335

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(24,670)	$(28,812)
Reclassifications to earnings	552	757
Other comprehensive income	552	757
Balance, end of period	$(24,118)	$(28,055)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 13, “Pension Plans and Other Postretirement Benefits.”

15.	Income Taxes

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

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment.  The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 29,	December 30,
	2018	2017
Revenues:
Propane	$321,360	$322,130
Fuel oil and refined fuels	28,909	25,315
Natural gas and electricity	13,404	13,147
All other	13,431	12,685
Total revenues	$377,104	$373,277
Operating income:
Propane	$70,471	$75,723
Fuel oil and refined fuels	3,470	3,824
Natural gas and electricity	2,828	3,485
All other	(4,644)	(5,233)
Corporate	(23,591)	(20,879)
Total operating income	48,534	56,920

Reconciliation to net income:
Interest expense, net	19,488	19,514
Other, net	1,176	1,172
Provision for (benefit from) income taxes	151	(934)
Net income	$27,719	$37,168
Depreciation and amortization:
Propane	$26,955	$27,781
Fuel oil and refined fuels	522	579
Natural gas and electricity	—	—
All other	52	50
Corporate	2,542	2,721
Total depreciation and amortization	$30,071	$31,131

	As of
	December 29,	September 29,
	2018	2018
Assets:
Propane	$2,029,238	$1,995,060
Fuel oil and refined fuels	53,401	47,911
Natural gas and electricity	15,844	13,067
All other	3,930	3,363
Corporate	49,488	41,798
Total assets	$2,151,901	$2,101,199

17.Subsequent Event

On February 6, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer operating in strategic markets on the west coast for $12,000, including $800 for non-compete consideration, plus working capital acquired. The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 29, 2018.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2019 was $27.7 million, or $0.45 per Common Unit, compared to net income of $37.2 million, or $0.61 per Common Unit, in the prior year first quarter.

Net income and EBITDA for the first quarter of fiscal 2018 included a $4.8 million loss from the sale of certain assets and operations in a non-strategic market of the propane segment.  Excluding the effect of the foregoing item and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) of $93.3 million for the first quarter of fiscal 2019 was essentially flat to the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2019 of 124.1 million gallons decreased 0.7% compared to the prior year first quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of the Partnership’s service territories for the first quarter of fiscal 2019 were 3% warmer than normal and 5% cooler than the prior year first quarter.  While average temperatures for the quarter were reported as cooler than the prior year, the majority of the cooler temperatures occurred during October and November, which generally has less of an impact on customer demand than heating degree days in December.  Cooler weather in the early part of the quarter was followed by significantly warmer temperatures during December 2018, which had a slight negative impact on volumes when compared to the prior year.

Revenues in the first quarter of fiscal 2019 of $377.1 million increased $3.8 million, or 1.0%, compared to the prior year first quarter, primarily due to higher average retail selling prices. Cost of products sold for the first quarter of fiscal 2019 of $182.6 million increased $17.4 million, or 10.5%, compared to the prior year first quarter, primarily due to the impact of mark-to-market adjustments on our derivative instruments which contributed to a $15.9 million unrealized (non-cash) loss in the fiscal 2019 first quarter, compared to a $1.5 million unrealized (non-cash) loss in the prior year first quarter. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods in the table below. Average posted propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2019 were 17.2% lower than the prior year first quarter.

Combined operating and general and administrative expenses of $115.9 million for the first quarter of fiscal 2019 increased a modest $0.7 million, or 0.6%, compared to the prior year first quarter, primarily due to higher vehicle maintenance and fuel costs.

As previously announced on January 24, 2019, the Partnership’s Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended December 29, 2018. On an annualized basis, this distribution rate equates to $2.40 per Common Unit. The distribution is payable on February 12, 2019 to Common Unitholders of record as of February 5, 2019.

Our anticipated cash requirements for the remainder of fiscal 2019 include: (i) maintenance and growth capital expenditures of approximately $27.3 million; (ii) interest and income tax payments of approximately $57.8 million; and (iii) cash distributions of approximately $111.1 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 29, 2018 Compared to Three Months Ended December 30, 2017

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 29,	December 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenues
Propane	$321,360	$322,130	$(770)	(0.2)%
Fuel oil and refined fuels	28,909	25,315	3,594	14.2%
Natural gas and electricity	13,404	13,147	257	2.0%
All other	13,431	12,685	746	5.9%
Total revenues	$377,104	$373,277	$3,827	1.0%
Retail gallons sold
Propane	124,053	124,986	(933)	(0.7)%
Fuel oil and refined fuels	9,136	9,122	14	0.2%

Total revenues of $377.1 million increased $3.8 million, or 1.0%, compared to the prior year first quarter primarily due to higher average selling prices, partially offset by lower propane volumes sold.  As discussed above, average temperatures (as measured in heating degrees days) across all of our service territories during the first quarter of fiscal 2019 were 3% warmer than normal and 5% cooler than the prior year first quarter.  The increase in heating degree days compared to the prior year was concentrated in October and November, when heating degree days generally have less of an impact on customer demand than heating degree days in December.  The cooler weather in the early part of the quarter was followed by unseasonably warm weather in December as average temperatures for the month were 8% warmer than normal and 4% warmer than December 2017.

Revenues from the distribution of propane and related activities of $321.4 million decreased $0.8 million, or 0.2%, compared to the prior year primarily due to lower volumes sold, partially offset by higher average retail selling prices.  As a result of the aforementioned impact of inconsistent weather on customer demand, retail propane gallons sold decreased 0.9 million gallons, or 0.7%, compared to the prior year, resulting in a $2.4 million decrease in revenues. Average propane selling prices increased 2.4% compared to the prior year, resulting in a $7.4 million increase in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $5.8 million primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $28.9 million increased $3.6 million, or 14.2%, compared to the prior year first quarter, primarily due to higher average selling prices associated with higher average wholesale costs.  Fuel oil and refined fuels gallons sold were essentially flat compared to the prior year first quarter.

Revenues in our natural gas and electricity segment of $13.4 million were $0.3 million, or 2.0%, higher than the prior year, mainly due to an increase in average selling prices for natural gas and electricity associated with higher average wholesale costs.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	December 29,	December 30,		Percent
	2018	2017	Increase	Increase
Cost of products sold
Propane	$150,021	$136,728	$13,293	9.7%
Fuel oil and refined fuels	20,388	17,182	3,206	18.7%
Natural gas and electricity	8,449	7,648	801	10.5%
All other	3,727	3,631	96	2.6%
Total cost of products sold	$182,585	$165,189	$17,396	10.5%
As a percent of total revenues	48.4%	44.3%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 17.2% lower and 9.1% higher than the prior year first quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $15.9 million unrealized (non-cash) loss in the first quarter of fiscal 2019 compared to an unrealized (non-cash) loss of $1.5 million in the prior year first quarter, resulting in an increase of $14.4 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $150.0 million increased $13.3 million, or 9.7%, compared to the prior year first quarter, primarily due to a $14.4 million increase in unrealized (non-cash) losses from mark-to-market adjustments on derivative instruments mentioned above, higher average wholesale costs, partially offset by lower volumes sold.  Average wholesale costs increased primarily due to the higher weighted average cost of inventory at the beginning of the quarter, which contributed to an increase in cost of products sold of $4.9 million compared to the prior year.  The decrease in volumes sold contributed to a $1.0 million decrease in cost of products sold.  Included within the propane segment are costs from other propane activities, which decreased $5.0 million primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically.

Cost of products sold associated with our fuel oil and refined fuels segment of $20.4 million increased $3.2 million, or 18.7%, compared to the prior year first quarter, primarily due to higher average fuel oil and refined fuels wholesale costs.

Cost of products sold in our natural gas and electricity segment of $8.4 million increased $0.8 million, or 10.5%, compared to the prior year primarily due to higher average wholesale costs.

Total cost of products sold as a percent of total revenues increased 4.1 percentage points to 48.4% from 44.3% primarily due to an increase in propane costs resulting from higher unrealized losses from the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 29,	December 30,		Percent
	2018	2017	Increase	Increase
Operating expenses	$99,409	$98,439	$970	1.0%
As a percent of total revenues	26.4%	26.4%

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

Operating expenses of $99.4 million for the first quarter of fiscal 2019 increased $1.0 million, or 1.0%, compared to $98.4 million in the prior year first quarter.  The increase in operating expenses was primarily due to higher payroll and benefit-related costs and higher vehicle fuel costs, which was substantially offset by lower general insurance costs and continued savings from operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 29,	December 30,		Percent
	2018	2017	Decrease	Decrease
General and administrative expenses	$16,505	$16,775	$(270)	(1.6)%
As a percent of total revenues	4.4%	4.5%

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

General and administrative expenses of $16.5 million for the first quarter of fiscal 2019 decreased $0.3 million, or 1.6%, compared to the prior year first quarter primarily due to lower professional services fees.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 29,	December 30,		Percent
	2018	2017	Decrease	Decrease
Depreciation and amortization	$30,071	$31,131	$(1,060)	(3.4)%
As a percent of total revenues	8.0%	8.3%

Depreciation and amortization expense of $30.1 million in the first quarter of fiscal 2019 decreased $1.1 million, or 3.4%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 29,	December 30,		Percent
	2018	2017	Decrease	Decrease
Interest expense, net	$19,488	$19,514	$(26)	(0.1)%
As a percent of total revenues	5.2%	5.2%

Net interest expense of $19.5 million in the first quarter of fiscal 2019 was down slightly compared to the prior year quarter, primarily due to a lower average level of outstanding borrowings, which was substantially offset by an increase in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 29,	December 30,
	2018	2017
Net income	$27,719	$37,168
Add:
Provision for (benefit from) income taxes	151	(934)
Interest expense, net	19,488	19,514
Depreciation and amortization	30,071	31,131
EBITDA	77,429	86,879
Unrealized (non-cash) losses on changes in fair value of derivatives	15,911	1,531
Loss on sale of business	—	4,823
Adjusted EBITDA	$93,340	$93,233

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2019 and fiscal 2018 was $7.3 million and $2.7 million, respectively. The $4.6 million year-over-year increase in net cash provided by operating activities was primarily attributable to a smaller increase in working capital in the fiscal 2019 first quarter compared to the prior year first quarter, stemming from the decline in average posted propane prices, offset to an extent by lower earnings (discussed above).  Given the seasonal nature of the propane and fuel oil businesses, working capital requirements typically peak towards the end of the heating season, after which accounts receivable becomes a significant source of cash from operating activities.

Investing Activities.  Net cash used in investing activities of $5.8 million for the first quarter of fiscal 2019 consisted of capital expenditures of $7.7 million (including approximately $4.7 million to support the growth of operations and $3.0 million for maintenance expenditures), partially offset by $1.9 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $8.4 million for the first quarter of fiscal 2018 consisted of capital expenditures of $8.5 million (including approximately $4.5 million to support the growth of operations and $4.0 million for maintenance expenditures) and $4.1 million used in the acquisition of a business; partially offset by $2.8 million in proceeds from the sale of assets and operations in a non-strategic market and $1.4 million in proceeds from the sale of other property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2019 reflected $36.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2018 and other financing activities of $2.4 million, offset by $39.2 million of net borrowings under the Revolving Credit Facility, which were used to fund a portion of our seasonal working capital.

Net cash provided by financing activities for the first quarter of fiscal 2018 of $8.8 million reflected total net borrowings under the Revolving Credit Facility of $47.3 million for the first quarter of fiscal 2018, which were used to fund a portion of our working capital requirements, offset to an extent by $36.7 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and other financing activities of $1.8 million.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 29, 2018, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $182.8 million outstanding under our Revolving Credit Facility.  See Item 1, Note 8 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to December 29, 2018 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $182.8 million; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125.0 million.

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

On January 24, 2019, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the first quarter of fiscal 2019, payable on February 12, 2019 to holders of record on February 5, 2019.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At December 29, 2018, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $33.3 million and $10.3 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 29, 2018, we had accrued insurance liabilities of $70.5 million, and a receivable of $20.8 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At December 29, 2018, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of December 29, 2018.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 29, 2018 indicates an increase in potential future net losses of $1.9 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 29, 2018.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 29, 2018, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 29, 2018 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended December 29, 2018 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 30, 2018 through October 27, 2018	—	—	N/A	N/A
October 28, 2018 through November 24, 2018	59,227	$22.75	N/A	N/A
November 25, 2018 through December 29, 2018	—	—	N/A	N/A
Total	59,227	$22.75	N/A	N/A
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

Exhibit Number	Description

10.1	Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016 and on January 22, 2019 (Filed herewith).

10.2	Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017, as amended January 22, 2019 (Filed herewith).

10.3	Fourth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019). (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

February 7, 2019	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 7, 2019	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller