Form 10-Q
period 2019-03-30
SUBURBAN PROPANE PARTNERS LP
filed 2019-05-09
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Units	SPH	New York Stock Exchange

At May 6, 2019, there were 61,665,692 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 30,	September 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,928	$5,164
Accounts receivable, less allowance for doubtful accounts of $4,338 and $3,629, respectively	153,599	71,298
Inventories	50,510	59,112
Other current assets	22,599	22,194
Total current assets	232,636	157,768
Property, plant and equipment, net	636,618	649,218
Goodwill	1,096,119	1,093,470
Other intangible assets, net	151,408	175,183
Other assets	23,189	25,560
Total assets	$2,139,970	$2,101,199
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,923	$38,264
Accrued employment and benefit costs	31,039	32,402
Customer deposits and advances	47,698	95,483
Accrued interest	14,891	13,223
Other current liabilities	29,608	39,666
Total current liabilities	179,159	219,038
Long-term borrowings	1,256,048	1,255,138
Accrued insurance	54,305	54,797
Other liabilities	75,410	78,402
Total liabilities	1,564,922	1,607,375
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,664 and 61,405 units issued and outstanding at March 30, 2019 and September 29, 2018, respectively)	598,614	518,494
Accumulated other comprehensive loss	(23,566)	(24,670)
Total partners’ capital	575,048	493,824
Total liabilities and partners’ capital	$2,139,970	$2,101,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Revenues
Propane	$433,056	$462,814
Fuel oil and refined fuels	41,598	41,699
Natural gas and electricity	17,596	20,392
All other	12,127	11,377
	504,377	536,282
Costs and expenses
Cost of products sold	201,522	246,642
Operating	108,154	111,828
General and administrative	21,988	18,205
Depreciation and amortization	30,623	32,203
	362,287	408,878
Operating income	142,090	127,404
Interest expense, net	19,647	19,402
Other, net	1,175	1,174
Income before provision for income taxes	121,268	106,828
Provision for income taxes	252	41
Net income	$121,016	$106,787
Net income per Common Unit - basic	$1.96	$1.74
Weighted average number of Common Units outstanding - basic	61,776	61,463
Net income per Common Unit - diluted	$1.94	$1.73
Weighted average number of Common Units outstanding - diluted	62,225	61,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 30,	March 31,
	2019	2018
Revenues
Propane	$754,416	$784,944
Fuel oil and refined fuels	70,507	67,014
Natural gas and electricity	31,000	33,539
All other	25,558	24,062
	881,481	909,559
Costs and expenses
Cost of products sold	384,107	411,831
Operating	207,563	210,267
General and administrative	38,493	34,980
Depreciation and amortization	60,694	63,334
	690,857	720,412
Loss on sale of business	—	4,823
Operating income	190,624	184,324
Interest expense, net	39,135	38,916
Other, net	2,351	2,346
Income before provision for (benefit from) income taxes	149,138	143,062
Provision for (benefit from) income taxes	403	(893)
Net income	$148,735	$143,955
Net income per Common Unit - basic	$2.41	$2.34
Weighted average number of Common Units outstanding - basic	61,711	61,391
Net income per Common Unit - diluted	$2.39	$2.33
Weighted average number of Common Units outstanding - diluted	62,128	61,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Net income	$121,016	$106,787	$148,735	$143,955
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	552	757	1,104	1,514
Other comprehensive income	552	757	1,104	1,514
Total comprehensive income	$121,568	$107,544	$149,839	$145,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 30,	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$148,735	$143,955
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	60,694	63,334
Loss on sale of business	—	4,823
Compensation costs recognized under Restricted Unit Plans	6,575	5,147
Other, net	228	317
Changes in assets and liabilities:
Accounts receivable	(82,613)	(94,723)
Inventories	8,769	1,129
Other current and noncurrent assets	629	(11,913)
Accounts payable	17,787	14,536
Accrued employment and benefit costs	(1,365)	2,221
Customer deposits and advances	(47,785)	(50,072)
Other current and noncurrent liabilities	(10,410)	4,817
Net cash provided by operating activities	101,244	83,571
Cash flows from investing activities:
Capital expenditures	(16,552)	(18,153)
Acquisition of businesses	(10,575)	(4,151)
Proceeds from sale of business	—	2,800
Proceeds from sale of property, plant and equipment	3,095	3,002
Net cash (used in) investing activities	(24,032)	(16,502)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	234,400	205,700
Repayments of borrowings under revolving credit facility	(234,500)	(194,300)
Partnership distributions	(73,841)	(73,499)
Other, net	(2,507)	(2,017)
Net cash (used in) financing activities	(76,448)	(64,116)
Net increase in cash and cash equivalents	764	2,953
Cash and cash equivalents at beginning of period	5,164	2,789
Cash and cash equivalents at end of period	$5,928	$5,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 30, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,664	$511,042	$(24,118)	$486,924
Net income		121,016		121,016
Other comprehensive income			552	552
Partnership distributions		(36,998)		(36,998)
Common Units issued under Restricted Unit Plans	—	—		—
Compensation costs recognized under Restricted Unit Plans		3,554		3,554
Balance, end of period	61,664	$598,614	$(23,566)	$575,048

	Three Months Ended March 31, 2018
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,389	$584,102	$(28,055)	$556,047
Net income		106,787		106,787
Other comprehensive income			757	757
Partnership distributions		(36,836)		(36,836)
Common Units issued under Restricted Unit Plans	15	—		—
Compensation costs recognized under Restricted Unit Plans		2,498		2,498
Balance, end of period	61,404	$656,551	$(27,298)	$629,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 30, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,405	$518,494	$(24,670)	$493,824
Net income		148,735		148,735
Other comprehensive income			1,104	1,104
Partnership distributions		(73,841)		(73,841)
Common Units issued under Restricted Unit Plans	259	(1,349)		(1,349)
Compensation costs recognized under Restricted Unit Plans		6,575		6,575
Balance, end of period	61,664	$598,614	$(23,566)	$575,048

	Six Months Ended March 31, 2018
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,105	$581,794	$(28,812)	$552,982
Net income		143,955		143,955
Other comprehensive income			1,514	1,514
Partnership distributions		(73,499)		(73,499)
Common Units issued under Restricted Unit Plans	299	(846)		(846)
Compensation costs recognized under Restricted Unit Plans		5,147		5,147
Balance, end of period	61,404	$656,551	$(27,298)	$629,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,663,627 Common Units outstanding at March 30, 2019.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership incurs incremental direct costs to obtain certain contracts when it pays commissions to its salesforce.  These costs are expensed as incurred, consistent with the practical expedients issued by the FASB, since the expected amortization period is one year or less.  The Partnership generally determines selling prices based on, among other things, current weighted average cost and the current replacement cost of the product at the time of delivery, plus an applicable margin.  Except for tank rental agreements, maintenance service contracts, fixed price contracts and budgetary programs, customer payments for the satisfaction of a performance obligation are due upon receipt.

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

Recently Adopted Accounting Pronouncements. During the first quarter of fiscal 2019, the Partnership adopted new accounting guidance under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which has been applied retrospectively.  This update required separate disclosure below Operating income on the face of the condensed consolidated statements of operations for certain components of net periodic pension cost and net periodic postretirement cost. The adoption of this standard had no material impact on the Partnership’s condensed consolidated financial statements other than to classify certain components of net periodic benefit costs on the condensed consolidated statements of operations from Operating expenses to Other, net.  Refer to Note 14, “Pension Plans and Other Postretirement Benefits”.

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

The following table disaggregates revenue for each customer type.  See Note 17 for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 86%, 8% and 4%, respectively, of the Partnership’s revenue for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 30,	March 31,
	2019	2018
Retail
Residential	$312,110	$323,045
Commercial	118,081	125,597
Industrial	33,477	34,906
Agricultural	13,867	14,400
Government	23,339	24,717
Wholesale	3,503	13,616
Total revenues	$504,377	$536,282

	Six Months Ended
	March 30,	March 31,
	2019	2018
Retail
Residential	$533,824	$537,253
Commercial	214,659	219,539
Industrial	62,431	63,029
Agricultural	27,768	30,401
Government	39,273	39,843
Wholesale	3,526	19,494
Total revenues	$881,481	$909,559

The Partnership recognized $25,988 and $59,146 of revenue during the three and six months ended March 30, 2019, respectively, and $22,738 and $53,821 during the three and six months ended March 31, 2018, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $32,435 and $9,606 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 30, 2019 and September 29, 2018, respectively.

4.	Acquisition of Business

On February 6, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer operating in strategic markets on the west coast for $12,000, including $800 for non-compete consideration, plus working capital acquired. As of March 30, 2019, $10,575 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.  The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The purchase price allocation and results of operations of the acquired business were not material to the Partnership’s condensed consolidated financial position and statement of operations.

5.	Financial Instruments and Risk Management

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 30, 2019 and September 29, 2018, respectively:

	As of March 30, 2019		As of September 29, 2018
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$3,944	Other current assets	$14,875
	Other assets	—	Other assets	13
		$3,944		$14,888

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,285	Other current liabilities	$6,122
	Other liabilities	—	Other liabilities	167
		$2,285		$6,289

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 30, 2019		March 31, 2018
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,546	$361	$4,108	$737
Beginning balance realized during the period	(1,179)	(287)	(2,466)	(532)
Contracts purchased during the period	—	—	800	—
Change in the fair value of outstanding contracts	869	(74)	(1,008)	(205)
Ending balance of over-the-counter options	$1,236	$—	$1,434	$—

As of March 30, 2019 and September 29, 2018, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and six months ended March 30, 2019 and March 31, 2018 are as follows:

	Three Months Ended March 30, 2019		Three Months Ended March 31, 2018

Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$8,521	Cost of products sold	$(3,696)

	Six Months Ended March 30, 2019		Six Months Ended March 31, 2018

Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(7,390)	Cost of products sold	$(5,227)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 30, 2019			As of September 29, 2018
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$7,101	$(3,157)	$3,944	$23,181	$(8,293)	$14,888
Liability Derivatives
Commodity-related derivatives	$5,442	$(3,157)	$2,285	$14,582	$(8,293)	$6,289

The Partnership had $1,920 and $-0- posted cash collateral as of March 30, 2019 and September 29, 2018, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 9) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 9) of the Partnership are as follows:

	As of
	March 30,	September 29,
	2019	2018
5.5% senior notes due June 1, 2024	$511,875	$518,112
5.75% senior notes due March 1, 2025	242,500	242,500
5.875% senior notes due March 1, 2027	331,625	334,250
	$1,086,000	$1,094,862

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 30,	September 29,
	2019	2018
Propane, fuel oil and refined fuels and natural gas	$48,631	$57,834
Appliances	1,879	1,278
	$50,510	$59,112

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 29, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Fiscal 2019 Activity
Goodwill acquired (1)	$2,649	$—	$—	$2,649

Balance as of March 30, 2019
Goodwill	$1,083,781	$10,900	$7,900	$1,102,581
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,083,781	$4,438	$7,900	$1,096,119

Other intangible assets consist of the following:

	As of
	March 30,	September 29,
	2019	2018
Customer relationships (1)	$503,017	$499,432
Non-compete agreements (1)	34,340	33,540
Other	1,967	1,967
	539,324	534,939

Less: accumulated amortization
Customer relationships	(357,526)	(330,571)
Non-compete agreements	(28,995)	(27,836)
Other	(1,395)	(1,349)
	(387,916)	(359,756)
	$151,408	$175,183

(1)	Reflects the impact from the acquisition (Note 4).

8.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 448,593 and 417,308 units for the three and six months ended March 30, 2019, respectively, and 329,409 and 296,878 units for the three and six months ended March 31, 2018, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

9.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 30,	September 29,
	2019	2018
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	143,500	143,600
Subtotal	1,268,500	1,268,600

Less: unamortized debt issuance costs	(12,452)	(13,462)
	$1,256,048	$1,255,138

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 and further amended on May 1, 2017 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $143,500 and $143,600 was outstanding as of March 30, 2019 and September 29, 2018, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of March 30, 2019, the interest rate for borrowings under the Revolving Credit Facility was approximately 5.0%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 30, 2019, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $62,426 which expire periodically through November 1, 2020.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 30, 2019.

The aggregate amounts of long-term debt maturities subsequent to March 30, 2019 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $143,500; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125,000.

10.	Distributions of Available Cash

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

On April 25, 2019, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2019, payable on May 14, 2019 to holders of record on May 7, 2019.

11.	Unit-Based Compensation Arrangements

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of March 30, 2019.  As of this date, there were no further units available for future awards under the 2009 Restricted Unit Plan.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership's 2018 Restricted Unit Plan (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, the “Restricted Unit Plans”) authorizing the issuance of up to 1,800,000 Common Units. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all currently outstanding restricted unit awards will vest 33.33% on each of the first three anniversaries of the award grant date.  The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans documents. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 30, 2019, the Partnership awarded 617,768 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $11,203.  The following is a summary of activity for the Restricted Unit Plans for the six months ended March 30, 2019:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2018	696,131	$19.47
Awarded	617,768	18.13
Forfeited	(4,872)	(18.37)
Vested	(317,445)	(21.10)
Outstanding March 30, 2019	991,582	$18.12

As of March 30, 2019, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $7,616.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1 year.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 30, 2019 was $3,554 and $6,575, respectively, and $2,498 and $5,147, for the three and six months ended March 31, 2018, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and six months ended March 30, 2019 was $264 and $520, respectively, and $201 and $408, for the three and six months ended March 31, 2018, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three and six months ended March 30, 2019 was $1,361 and $3,199, respectively, and $492 and $2,124, for the three and six months ended March 31, 2018, respectively.  As of March 30, 2019 and September 29, 2018, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $8,015 and $4,817, respectively, related to estimated future payments under the LTIP.

12.	Commitments and Contingencies

Self-Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  As of March 30, 2019 and September 29, 2018, the Partnership had accrued insurance liabilities of $67,665 and $70,567, respectively, representing the total estimated losses under these self-insurance programs.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $19,069 and $20,837 as of March 30, 2019 and September 29, 2018, respectively.

Legal Matters.  The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  In this regard, the Partnership’s natural gas and electricity business is currently a defendant in two putative class action suits in the federal district courts of New York and Pennsylvania.  The complaints allege a number of claims regarding pricing to its electricity customers in those states under various consumer statutes and common law.  The complaint in the Pennsylvania action was dismissed in its entirety by the district court, which dismissal is being appealed by plaintiff.  Plaintiff also filed a motion to amend its complaint and reverse the dismissal order, which motion was also denied by the court. The complaint in the New York action was dismissed in part by the district court, but causes of action based on the NY consumer statute and breach of contract were allowed to proceed.  The Partnership filed a motion for reconsideration seeking the dismissal of the entire New York complaint, which motion was denied by the district court.  Based on the nature of the allegations under these suits, the Partnership believes that the suits are without merit and is defending each of these suits vigorously.  With respect to these pending suits, the Partnership has determined, based on the allegations and discovery to date, that no reserve for a loss contingency is required.  The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from either of these two actions.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

13.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $17,712 as of March 30, 2019.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 30, 2019 and September 29, 2018.

14.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Interest cost	$985	$944	$1,971	$1,888
Expected return on plan assets	(430)	(473)	(861)	(947)
Amortization of net loss	867	921	1,733	1,842
Net periodic benefit cost	$1,422	$1,392	$2,843	$2,783

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Interest cost	$68	$70	$137	$139
Amortization of prior service credits	(125)	(124)	(249)	(248)
Amortization of net (gain)	(190)	(164)	(380)	(328)
Net periodic benefit cost	$(247)	$(218)	$(492)	$(437)

The Partnership expects to contribute approximately $5,350 to the defined benefit pension plan during fiscal 2019, of which $3,320 was contributed during the six months ended March 30, 2019.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2019 is $1,129, of which $496 was contributed during the six months ended March 30, 2019.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 30, 2019 and September 29, 2018, the Partnership’s estimated obligation to these MEPPs was $21,978 and $22,509, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

15.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended March 30, 2019 and March 31, 2018:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Pension Benefits
Balance, beginning of period	$(32,314)	$(36,390)	$(33,180)	$(37,311)
Reclassifications to earnings:
Amortization of net loss (1)	867	921	1,733	1,842
Other comprehensive income	867	921	1,733	1,842
Balance, end of period	$(31,447)	$(35,469)	$(31,447)	$(35,469)

Postretirement Benefits
Balance, beginning of period	$8,196	$8,335	$8,510	$8,499
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(315)	(164)	(629)	(328)
Other comprehensive loss	(315)	(164)	(629)	(328)
Balance, end of period	$7,881	$8,171	$7,881	$8,171

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(24,118)	$(28,055)	$(24,670)	$(28,812)
Reclassifications to earnings	552	757	1,104	1,514
Other comprehensive income	552	757	1,104	1,514
Balance, end of period	$(23,566)	$(27,298)	$(23,566)	$(27,298)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 14, “Pension Plans and Other Postretirement Benefits.”

16.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Revenues:
Propane	$433,056	$462,814	$754,416	$784,944
Fuel oil and refined fuels	41,598	41,699	70,507	67,014
Natural gas and electricity	17,596	20,392	31,000	33,539
All other	12,127	11,377	25,558	24,062
Total revenues	$504,377	$536,282	$881,481	$909,559
Operating income:
Propane	$162,650	$144,395	$233,121	$220,118
Fuel oil and refined fuels	8,071	7,199	11,541	11,023
Natural gas and electricity	4,885	5,454	7,713	8,939
All other	(4,152)	(4,981)	(8,796)	(10,214)
Corporate	(29,364)	(24,663)	(52,955)	(45,542)
Total operating income	142,090	127,404	190,624	184,324

Reconciliation to net income:
Interest expense, net	19,647	19,402	39,135	38,916
Other, net	1,175	1,174	2,351	2,346
Provision for (benefit from) income taxes	252	41	403	(893)
Net income	$121,016	$106,787	$148,735	$143,955
Depreciation and amortization:
Propane	$27,939	$28,288	$54,894	$56,069
Fuel oil and refined fuels	503	716	1,025	1,295
Natural gas and electricity	—	—	—	—
All other	48	56	100	106
Corporate	2,133	3,143	4,675	5,864
Total depreciation and amortization	$30,623	$32,203	$60,694	$63,334

	As of
	March 30,	September 29,
	2019	2018
Assets:
Propane	$2,020,044	$1,995,060
Fuel oil and refined fuels	55,396	47,911
Natural gas and electricity	15,277	13,067
All other	3,649	3,363
Corporate	45,604	41,798
Total assets	$2,139,970	$2,101,199

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 30, 2019.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2019 was $121.0 million, or $1.96 per Common Unit, compared to net income of $106.8 million, or $1.74 per Common Unit, in the prior year second quarter. Adjusted EBITDA (as defined and reconciled below) increased to $163.0 million for the second quarter of fiscal 2019, compared to $162.1 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2019 were 165.2 million gallons, 2.6% lower than the prior year second quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of the Partnership’s service territories for the second quarter of fiscal 2019 were 3% warmer than normal, and 3% cooler than the prior year second quarter.  The increase in heating degree days compared to the prior year was concentrated in February and March, as heating degree days for those months were near or above normal.

Revenues in the second quarter of fiscal 2019 of $504.4 million decreased $31.9 million, or 5.9%, compared to the prior year second quarter, primarily due to lower volumes sold, coupled with lower retail selling prices associated with lower wholesale product costs.  Average posted propane prices (basis Mont Belvieu, Texas) were 20.8% lower than the prior year second quarter.  Cost of products sold for the second quarter of fiscal 2019 of $201.5 million decreased $45.1 million, or 18.3%, compared to the prior year, primarily due to lower volumes sold and lower wholesale product costs.  Cost of products sold included an $8.5 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $3.7 million unrealized (non-cash) loss in the prior year second quarter.  These unrealized gains and losses were excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $130.1 million were essentially flat to the prior year second quarter.

During the second quarter of fiscal 2019, the Partnership repaid approximately $39.3 million under its Revolving Credit Facility from operating cash flows, which reduced outstanding borrowings under that facility to $143.5 million as of March 30, 2019.  The increase in Adjusted EBITDA and the debt repayment during the second quarter resulted in the Partnership’s Total Consolidated Leverage Ratio improving to 4.32x as of March 30, 2019.

As previously announced on April 25, 2019, the Partnership’s Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended March 30, 2019. On an annualized basis, this distribution rate equates to $2.40 per Common Unit. The distribution is payable on May 14, 2019 to Common Unitholders of record as of May 7, 2019.

Our anticipated cash requirements for the remainder of fiscal 2019 include: (i) maintenance and growth capital expenditures of approximately $18.4 million; (ii) interest and income tax payments of approximately $36.5 million; and (iii) cash distributions of approximately $74.0 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	March 30,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenues
Propane	$433,056	$462,814	$(29,758)	(6.4)%
Fuel oil and refined fuels	41,598	41,699	(101)	(0.2)%
Natural gas and electricity	17,596	20,392	(2,796)	(13.7)%
All other	12,127	11,377	750	6.6%
Total revenues	$504,377	$536,282	$(31,905)	(5.9)%
Retail gallons sold
Propane	165,241	169,724	(4,483)	(2.6)%
Fuel oil and refined fuels	13,240	13,645	(405)	(3.0)%

Weather-driven customer demand got off to a slow start in the second quarter of fiscal 2019 as warmer than normal average temperatures at the end of the first quarter carried over into the month of January.  Average temperatures (as measured in heating degrees days) for the month of January 2019 were 10% warmer than both normal and January 2018. However, as cooler temperatures arrived in February and March of 2019 in the majority of our service territories, customer demand responded.  Overall, average temperatures across all of our service territories during the second quarter of fiscal 2019 were 3% warmer than normal and 3% cooler than the prior year second quarter.  The increase in heating degree days compared to the prior year was concentrated in the months of February and March, as heating degree days for those months were near or above normal.

Revenues from the distribution of propane and related activities of $433.1 million decreased $29.8 million, or 6.4%, compared to the prior year primarily due to lower volumes sold and lower average selling prices associated with lower average wholesale costs.  As a result of the aforementioned impact of inconsistent weather on customer demand, retail propane gallons sold decreased 4.5 million gallons, or 2.6%, compared to the prior year, resulting in an $11.9 million decrease in revenues. Average propane selling prices decreased 1.8% compared to the prior year, resulting in a $7.8 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $10.1 million primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $41.6 million were slightly lower than the prior year second quarter, as the impact of lower volumes sold was mostly offset by higher average selling prices.

Revenues in our natural gas and electricity segment of $17.6 million were $2.8 million, or 13.7%, lower than the prior year, primarily due to a decrease in electricity usage and lower average selling prices associated with lower average wholesale costs for electricity.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 30,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of products sold
Propane	$160,579	$202,097	$(41,518)	(20.5)%
Fuel oil and refined fuels	27,146	28,782	(1,636)	(5.7)%
Natural gas and electricity	10,447	12,420	(1,973)	(15.9)%
All other	3,350	3,343	7	0.2%
Total cost of products sold	$201,522	$246,642	$(45,120)	(18.3)%
As a percent of total revenues	40.0%	46.0%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 20.8% and 2.4% lower than the prior year second quarter, respectively.  The net change in the fair value of derivative instruments resulted in an $8.5 million unrealized (non-cash) gain in the second quarter of fiscal 2019 compared to an unrealized (non-cash) loss of $3.7 million in the prior year second quarter, resulting in a decrease of $12.2 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $160.6 million decreased $41.5 million, or 20.5%, compared to the prior year second quarter. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $16.9 million and $5.2 million, respectively.  Included within the propane segment are costs from other propane activities which decreased $7.2 million compared to the prior year, and the impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $27.1 million decreased $1.6 million, or 5.7%, compared to the prior year second quarter.  Lower average wholesale costs and lower volumes sold each contributed to decreases in cost of products sold of $0.8 million.

Cost of products sold in our natural gas and electricity segment of $10.4 million decreased $2.0 million, or 15.9%, compared to the prior year primarily due to lower usage and lower wholesale costs for electricity.

Total cost of products sold as a percent of total revenues decreased six percentage points to 40.0% from 46.0% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices, and the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 30,	March 31,		Percent
	2019	2018	Decrease	Decrease
Operating expenses	$108,154	$111,828	$(3,674)	(3.3)%
As a percent of total revenues	21.4%	20.9%

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

Operating expenses of $108.2 million for the second quarter of fiscal 2019 decreased $3.7 million, or 3.3%, compared to the prior year second quarter, primarily due to lower general insurance costs and lower bad debt expense.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 30,	March 31,		Percent
	2019	2018	Increase	Increase
General and administrative expenses	$21,988	$18,205	$3,783	20.8%
As a percent of total revenues	4.4%	3.4%

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

General and administrative expenses of $22.0 million for the second quarter of fiscal 2019 increased $3.8 million, or 20.8%, compared to the prior year second quarter, primarily due to higher variable compensation expenses and higher professional services fees for marketing and advertising initiatives.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 30,	March 31,		Percent
	2019	2018	Decrease	Decrease
Depreciation and amortization	$30,623	$32,203	$(1,580)	(4.9)%
As a percent of total revenues	6.1%	6.0%

Depreciation and amortization expense of $30.6 million in the second quarter of fiscal 2019 decreased $1.6 million, or 4.9%, compared to the prior year second quarter, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 30,	March 31,		Percent
	2019	2018	Increase	Increase
Interest expense, net	$19,647	$19,402	$245	1.3%
As a percent of total revenues	3.9%	3.6%

Net interest expense of $19.6 million in the second quarter of fiscal 2019 was up slightly compared to the prior year quarter, primarily due to an increase in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility, which was substantially offset by a lower average level of outstanding borrowings.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 30,	March 31,
	2019	2018
Net income	$121,016	$106,787
Add:
Provision for income taxes	252	41
Interest expense, net	19,647	19,402
Depreciation and amortization	30,623	32,203
EBITDA	171,538	158,433
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(8,521)	3,696
Adjusted EBITDA	$163,017	$162,129

Six Months Ended March 30, 2019 Compared to Six Months Ended March 31, 2018

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 30,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenues
Propane	$754,416	$784,944	$(30,528)	(3.9)%
Fuel oil and refined fuels	70,507	67,014	3,493	5.2%
Natural gas and electricity	31,000	33,539	(2,539)	(7.6)%
All other	25,558	24,062	1,496	6.2%
Total revenues	$881,481	$909,559	$(28,078)	(3.1)%
Retail gallons sold
Propane	289,294	294,710	(5,416)	(1.8)%
Fuel oil and refined fuels	22,376	22,767	(391)	(1.7)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2019 were 3% warmer than normal and 4% cooler than the prior year first half.  The cooler temperatures compared to the prior year were experienced in the early and latter parts of the heating season, which generally have less of an impact on customer demand than heating degree days in December and January.  Average temperatures during the month of December were 8% warmer than normal and 4% warmer than December of the prior year, and average temperatures during the month of January were 10% warmer than both normal and January of the prior year.

Revenues from the distribution of propane and related activities of $754.4 million decreased $30.5 million, or 3.9%, compared to the prior year first half, primarily due to lower volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 5.4 million gallons, or 1.8%, compared to the prior year, resulting in a $14.1 million decrease in revenues.  Average propane selling prices decreased slightly compared to the prior year period, resulting in a $0.5 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $15.9 million primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $70.5 million increased $3.5 million, or 5.2%, compared to the prior year first half, primarily due to higher average selling prices, offset to an extent by lower volumes sold.  Average selling prices for fuel oil and refined fuels increased 6.8%, resulting in a $4.6 million increase in revenues.  Fuel oil and refined fuels gallons sold decreased 0.4 million, or 1.7%, resulting in an $1.1 million decrease in revenues.

Revenues in our natural gas and electricity segment of $31.0 million were $2.5 million, or 7.6%, lower than the prior year first half, mainly due to lower electricity usage.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 30,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of products sold
Propane	$310,600	$338,825	$(28,225)	(8.3)%
Fuel oil and refined fuels	47,534	45,964	1,570	3.4%
Natural gas and electricity	18,896	20,068	(1,172)	(5.8)%
All other	7,077	6,974	103	1.5%
Total cost of products sold	$384,107	$411,831	$(27,724)	(6.7)%
As a percent of total revenues	43.6%	45.3%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 18.9% lower and 3.2% higher than the prior year first half, respectively.  The net change in the fair value of derivative instruments resulted in a $7.4 million unrealized (non-cash) loss in the first six months of fiscal 2019 compared to an unrealized (non-cash) loss of $5.2 million in the prior year period, resulting in an increase of $2.2 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $310.6 million decreased $28.2 million, or 8.3%, compared to the prior year first half.  Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $12.0 million and $6.1 million, respectively.  Included within the propane segment are costs from other propane activities which decreased $12.3 million compared to the prior year, and the impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $47.5 million increased $1.6 million, or 3.4%, compared to the prior year first half, primarily due to higher average fuel oil and refined fuels wholesale costs.

Cost of products sold in our natural gas and electricity segment of $18.9 million decreased $1.2 million, or 5.8%, compared to the prior year primarily due to lower electricity usage.

Total cost of products sold as a percent of total revenues decreased 1.7 percentage points to 43.6% from 45.3% primarily due to the year-over-year decline in wholesale propane costs outpacing the decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 30,	March 31,		Percent
	2019	2018	Decrease	Decrease
Operating expenses	$207,563	$210,267	$(2,704)	(1.3)%
As a percent of total revenues	23.5%	23.1%

Operating expenses of $207.6 million for the first half of fiscal 2019 decreased $2.7 million, or 1.3%, compared to the prior year first half.  The decrease in operating expenses was primarily due to lower general insurance costs and lower bad debt expense, offset to an extent by higher payroll and benefit-related costs and higher vehicle repairs and maintenance costs.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 30,	March 31,		Percent
	2019	2018	Increase	Increase
General and administrative expenses	$38,493	$34,980	$3,513	10.0%
As a percent of total revenues	4.4%	3.8%

General and administrative expenses of $38.5 million for the first half of fiscal 2019 increased $3.5 million, or 10.0%, compared to the prior year period primarily due to higher variable compensation expenses and higher professional services fees for marketing and advertising initiatives.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 30,	March 31,		Percent
	2019	2018	Decrease	Decrease
Depreciation and amortization	$60,694	$63,334	$(2,640)	(4.2)%
As a percent of total revenues	6.9%	7.0%

Depreciation and amortization expense of $60.7 million in the first half of fiscal 2019 decreased $2.6 million, or 4.2%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 30,	March 31,		Percent
	2019	2018	Increase	Increase
Interest expense, net	$39,135	$38,916	$219	0.6%
As a percent of total revenues	4.4%	4.3%

Net interest expense of $39.1 million in the first half of fiscal 2019 slightly increased compared to the prior year first half, primarily due to an increase in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility, mostly offset by a lower average level of outstanding borrowings.  See Liquidity and Capital Resources below for additional discussion.

Loss on Sale of Business

During the first quarter of fiscal 2018, we sold certain assets and operations in a non-strategic market of our propane segment for $2.8 million plus working capital consideration, resulting in a loss of $4.8 million.  The corresponding net assets and results of operations were not material to our results of operations, financial position and cash flows.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 30,	March 31,
	2019	2018
Net income	$148,735	$143,955
Add:
Provision for (benefit from) income taxes	403	(893)
Interest expense, net	39,135	38,916
Depreciation and amortization	60,694	63,334
EBITDA	248,967	245,312
Unrealized (non-cash) losses on changes in fair value of derivatives	7,390	5,227
Loss on sale of business	—	4,823
Adjusted EBITDA	$256,357	$255,362

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2019 and fiscal 2018 was $101.2 million and $83.6 million, respectively. The $17.6 million year-over-year increase in net cash provided by operating activities was primarily attributable to higher earnings (discussed above) along with a smaller increase in working capital during the first half of fiscal 2019 compared to the prior year, stemming from the decline in average wholesale costs of propane.

Investing Activities.  Net cash used in investing activities of $24.0 million for the first half of fiscal 2019 consisted of capital expenditures of $16.6 million (including approximately $9.1 million to support the growth of operations and $7.5 million for maintenance expenditures), and $10.6 million used in the acquisition of a business (see Item 1, Note 4 of this Quarterly Report), partially offset by $3.1 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $16.5 million for the first half of fiscal 2018 consisted of capital expenditures of $18.2 million (including approximately $10.3 million to support the growth of operations and $7.9 million for maintenance expenditures) and $4.2 million used in the acquisition of a business, partially offset by $2.8 million in proceeds from the sale of assets and operations in a non-strategic market and $3.0 million in proceeds from the sale of other property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2019 reflected $73.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2018 and first quarter of fiscal 2019, $0.1 million of net repayments under the Revolving Credit Facility and other financing activities of $2.5 million.

Net cash used in financing activities for the first half of fiscal 2018 of $64.1 million reflected $73.5 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018 and other financing activities of $2.0 million, offset to an extent by total net borrowings under the Revolving Credit Facility of $11.4 million which were used to fund a portion of our working capital requirements.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 30, 2019, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $143.5 million outstanding under our Revolving Credit Facility.  See Item 1, Note 9 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to March 30, 2019 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $143.5 million; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125.0 million.

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

On April 25, 2019, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the second quarter of fiscal 2019, payable on May 14, 2019 to holders of record on May 7, 2019.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At March 30, 2019, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $31.5 million and $10.1 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 30, 2019, we had accrued insurance liabilities of $67.7 million, and a receivable of $19.1 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

See Item 1, Note 12, Legal Matters subsection of this Quarterly Report.

Off-Balance Sheet Arrangements

Guarantees

See Item 1, Note 13 of this Quarterly Report.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At March 30, 2019, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of March 30, 2019.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 30, 2019 indicates an increase in potential future net losses of $6.8 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 30, 2019.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 30, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 30, 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

10.1

Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016 and on January 22, 2019 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019).

10.2

Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017, as amended January 22, 2019 (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019).

10.3

Fourth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019). (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019).

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

SUBURBAN PROPANE PARTNERS, L.P.

May 9, 2019	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 9, 2019	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller