Form 10-Q
period 2019-06-29
SUBURBAN PROPANE PARTNERS LP
filed 2019-08-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 5, 2019, there were 61,735,197 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 29,	September 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,498	$5,164
Accounts receivable, less allowance for doubtful accounts of $3,748 and $3,629, respectively	77,755	71,298
Inventories	40,697	59,112
Other current assets	19,614	22,194
Total current assets	140,564	157,768
Property, plant and equipment, net	630,973	649,218
Goodwill	1,098,085	1,093,470
Other intangible assets, net	142,604	175,183
Other assets	22,917	25,560
Total assets	$2,035,143	$2,101,199
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$27,124	$38,264
Accrued employment and benefit costs	28,170	32,402
Customer deposits and advances	46,946	95,483
Accrued interest	15,696	13,223
Other current liabilities	31,712	39,666
Total current liabilities	149,648	219,038
Long-term borrowings	1,240,252	1,255,138
Accrued insurance	55,343	54,797
Other liabilities	76,461	78,402
Total liabilities	1,521,704	1,607,375
Commitments and contingencies
Partners’ capital:
Common Unitholders (61,735 and 61,405 units issued and outstanding at June 29, 2019 and September 29, 2018, respectively)	536,453	518,494
Accumulated other comprehensive loss	(23,014)	(24,670)
Total partners’ capital	513,439	493,824
Total liabilities and partners’ capital	$2,035,143	$2,101,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 29,	June 30,
	2019	2018
Revenues
Propane	$183,052	$205,400
Fuel oil and refined fuels	12,921	15,400
Natural gas and electricity	7,527	10,403
All other	10,712	10,733
	214,212	241,936
Costs and expenses
Cost of products sold	78,596	95,392
Operating	97,804	96,347
General and administrative	16,445	14,705
Depreciation and amortization	30,151	31,259
	222,996	237,703
Operating (loss) income	(8,784)	4,233
Interest expense, net	18,906	19,512
Other, net	1,176	1,172
Loss before provision for income taxes	(28,866)	(16,451)
Provision for income taxes	175	144
Net loss	$(29,041)	$(16,595)
Net loss per Common Unit - basic	$(0.47)	$(0.27)
Weighted average number of Common Units outstanding - basic	62,009	61,598
Net loss per Common Unit - diluted	$(0.47)	$(0.27)
Weighted average number of Common Units outstanding - diluted	62,009	61,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Revenues
Propane	$937,468	$990,344
Fuel oil and refined fuels	83,428	82,414
Natural gas and electricity	38,527	43,942
All other	36,270	34,795
	1,095,693	1,151,495
Costs and expenses
Cost of products sold	462,703	507,223
Operating	305,367	306,614
General and administrative	54,938	49,685
Depreciation and amortization	90,845	94,593
	913,853	958,115
Loss on sale of business	—	4,823
Operating income	181,840	188,557
Interest expense, net	58,041	58,428
Other, net	3,527	3,518
Income before provision for (benefit from) income taxes	120,272	126,611
Provision for (benefit from) income taxes	578	(749)
Net income	$119,694	$127,360
Net income per Common Unit - basic	$1.93	$2.07
Weighted average number of Common Units outstanding - basic	61,963	61,542
Net income per Common Unit - diluted	$1.92	$2.06
Weighted average number of Common Units outstanding - diluted	62,262	61,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net (loss) income	$(29,041)	$(16,595)	$119,694	$127,360
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	552	757	1,656	2,271
Other comprehensive income	552	757	1,656	2,271
Total comprehensive (loss) income	$(28,489)	$(15,838)	$121,350	$129,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$119,694	$127,360
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	90,845	94,593
Loss on sale of business	—	4,823
Compensation costs recognized under Restricted Unit Plans	8,855	6,862
Other, net	647	203
Changes in assets and liabilities:
Accounts receivable	(6,594)	(21,932)
Inventories	18,691	3,545
Other current and noncurrent assets	3,318	(5,111)
Accounts payable	(11,122)	(6,434)
Accrued employment and benefit costs	(4,234)	1,355
Customer deposits and advances	(48,537)	(51,536)
Contributions to defined benefit pension plan	(4,335)	(3,839)
Other current and noncurrent liabilities	(1,125)	7,447
Net cash provided by operating activities	166,103	157,336
Cash flows from investing activities:
Capital expenditures	(24,283)	(25,847)
Acquisitions of businesses	(18,865)	(14,873)
Proceeds from sale of business	—	2,800
Proceeds from sale of property, plant and equipment	4,627	5,143
Net cash (used in) investing activities	(38,521)	(32,777)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	322,700	283,700
Repayments of borrowings under revolving credit facility	(339,100)	(295,200)
Partnership distributions	(110,841)	(110,342)
Other, net	(3,007)	(2,067)
Net cash (used in) financing activities	(130,248)	(123,909)
Net (decrease) increase in cash and cash equivalents	(2,666)	650
Cash and cash equivalents at beginning of period	5,164	2,789
Cash and cash equivalents at end of period	$2,498	$3,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 29, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,664	$598,614	$(23,566)	$575,048
Net loss		(29,041)		(29,041)
Other comprehensive income			552	552
Partnership distributions		(37,000)		(37,000)
Common Units issued under Restricted Unit Plans	2	—		—
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		2,280		2,280
Balance, end of period	61,735	$536,453	$(23,014)	$513,439

	Three Months Ended June 30, 2018
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,404	$656,551	$(27,298)	$629,253
Net loss		(16,595)		(16,595)
Other comprehensive income			757	757
Partnership distributions		(36,843)		(36,843)
Common Units issued under Restricted Unit Plans	1	—		—
Compensation costs recognized under Restricted Unit Plans		1,715		1,715
Balance, end of period	61,405	$604,828	$(26,541)	$578,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 29, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,405	$518,494	$(24,670)	$493,824
Net income		119,694		119,694
Other comprehensive income			1,656	1,656
Partnership distributions		(110,841)		(110,841)
Common Units issued under Restricted Unit Plans	261	(1,349)		(1,349)
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		8,855		8,855
Balance, end of period	61,735	$536,453	$(23,014)	$513,439

	Nine Months Ended June 30, 2018
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,105	$581,794	$(28,812)	$552,982
Net income		127,360		127,360
Other comprehensive income			2,271	2,271
Partnership distributions		(110,342)		(110,342)
Common Units issued under Restricted Unit Plans	300	(846)		(846)
Compensation costs recognized under Restricted Unit Plans		6,862		6,862
Balance, end of period	61,405	$604,828	$(26,541)	$578,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,734,551 Common Units outstanding at June 29, 2019.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Revenue is recognized by the Partnership when goods or services promised in a contract with a customer have been transferred, and no further performance obligation on that transfer is required, in an amount that reflects the consideration expected to be received.  Performance obligations are determined and evaluated based on the specific terms of the arrangements and the distinct products and services offered.  Due to the nature of the retail business of the Partnership, there are no remaining or unsatisfied performance obligations as of the end of the reporting period, except for tank rental agreements, maintenance service contracts, fixed price contracts and budgetary programs, as described below.  The performance obligation associated with sales of propane, fuel oil and refined fuels is met at the time product is delivered to the customer.  Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as defined by the performance obligations included within the related customer contract.  Revenue from repairs, maintenance and other service activities is recognized upon completion of the service.  Revenue from the sale of natural gas and electricity is recognized based on customer usage as determined by meter readings for amounts delivered, an immaterial amount of which may be unbilled at the end of each accounting period.

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

The Partnership incurs incremental direct costs, such as commissions to its salesforce, to obtain certain contracts.  These costs are expensed as incurred, consistent with the practical expedients issued by the FASB, since the expected amortization period is one year or less.  The Partnership generally determines selling prices based on, among other things, the current weighted average cost and the current replacement cost of the product at the time of delivery, plus an applicable margin.  Except for tank rental agreements, maintenance service contracts, fixed price contracts and budgetary programs, customer payments for the satisfaction of a performance obligation are due upon receipt.

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

Recently Issued Accounting Pronouncements.  In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  This update eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  In testing goodwill for impairment, an entity may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment indicates that goodwill impairment is more likely than not, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of ASU 2017-04 is permitted.  The Partnership does not expect that the adoption of ASU 2017-04 will have a material impact on the Partnership’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements. During the first quarter of fiscal 2019, the Partnership adopted new accounting guidance under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which has been applied retrospectively.  This update required separate disclosure below Operating income on the face of the condensed consolidated statements of operations for certain components of net periodic pension cost and net periodic postretirement cost. The adoption of this standard had no material impact on the Partnership’s condensed consolidated financial statements other than to classify certain components of net periodic benefit costs on the condensed consolidated statements of operations from Operating expenses to Other, net.  Refer to Note 14, “Pension Plans and Other Postretirement Benefits.”

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

	Three Months Ended
	June 29,	June 30,
	2019	2018
Retail
Residential	$110,875	$128,607
Commercial	65,454	72,747
Industrial	22,853	23,835
Agricultural	5,761	6,798
Government	8,546	9,931
Wholesale	723	18
Total revenues	$214,212	$241,936

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Retail
Residential	$644,699	$665,860
Commercial	280,113	292,286
Industrial	85,284	86,864
Agricultural	33,529	37,199
Government	47,819	49,774
Wholesale	4,249	19,512
Total revenues	$1,095,693	$1,151,495

The Partnership recognized $6,735 and $65,881 of revenue during the three and nine months ended June 29, 2019, respectively, and $6,758 and $60,579 during the three and nine months ended June 30, 2018, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $18,581 and $9,606 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 29, 2019 and September 29, 2018, respectively.

4.	Acquisitions of Businesses

On February 6, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer operating in strategic markets on the west coast for $12,000, including $800 for non-compete consideration, plus working capital acquired. As of June 29, 2019, $11,365 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On June 12, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Florida for $2,850, including $450 for non-compete consideration, plus working capital acquired.  As of June 29, 2019, $2,250 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On June 26, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Texas for $8,000, including $650 for non-compete consideration, plus working capital acquired.  Of the total consideration, $5,250 was paid in cash and $1,600 in Common Units were issued to the seller at closing, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

The acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives.  The preliminary purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 29, 2019 and September 29, 2018, respectively:

	As of June 29, 2019		As of September 29, 2018
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,253	Other current assets	$14,875
	Other assets	—	Other assets	13
		$5,253		$14,888

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$3,379	Other current liabilities	$6,122
	Other liabilities	436	Other liabilities	167
		$3,815		$6,289

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 29, 2019		June 30, 2018
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,546	$361	$4,108	$737
Beginning balance realized during the period	(1,488)	(361)	(3,277)	(737)
Contracts purchased during the period	434	—	1,352	158
Change in the fair value of outstanding contracts	997	—	(800)	—
Ending balance of over-the-counter options	$1,489	$—	$1,383	$158

As of June 29, 2019 and September 29, 2018, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income, as applicable, for the three and nine months ended June 29, 2019 and June 30, 2018 are as follows:

	Three Months Ended June 29, 2019		Three Months Ended June 30, 2018

Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$138	Cost of products sold	$3,806

	Nine Months Ended June 29, 2019		Nine Months Ended June 30, 2018

Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(7,252)	Cost of products sold	$(1,421)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 29, 2019			As of September 29, 2018
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$16,852	$(11,599)	$5,253	$23,181	$(8,293)	$14,888
Liability Derivatives
Commodity-related derivatives	$15,414	$(11,599)	$3,815	$14,582	$(8,293)	$6,289

The Partnership had $3,891 and $-0- posted cash collateral as of June 29, 2019 and September 29, 2018, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 9) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 9) of the Partnership are as follows:

	As of
	June 29,	September 29,
	2019	2018
5.5% senior notes due June 1, 2024	$527,625	$518,112
5.75% senior notes due March 1, 2025	251,170	242,500
5.875% senior notes due March 1, 2027	343,000	334,250
	$1,121,795	$1,094,862

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 29,	September 29,
	2019	2018
Propane, fuel oil and refined fuels and natural gas	$38,778	$57,834
Appliances	1,919	1,278
	$40,697	$59,112

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 29, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Fiscal 2019 Activity
Goodwill acquired (1)	$4,615	$—	$—	$4,615

Balance as of June 29, 2019
Goodwill	$1,085,747	$10,900	$7,900	$1,104,547
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,085,747	$4,438	$7,900	$1,098,085

Other intangible assets consist of the following:

	As of
	June 29,	September 29,
	2019	2018
Customer relationships (1)	$507,159	$499,432
Non-compete agreements (1)	35,440	33,540
Other	1,967	1,967
	544,566	534,939

Less: accumulated amortization
Customer relationships	(370,965)	(330,571)
Non-compete agreements	(29,579)	(27,836)
Other	(1,418)	(1,349)
	(401,962)	(359,756)
	$142,604	$175,183

(1)	Reflects the impact from acquisitions (See Note 4).

8.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 299,569 and 237,697 units for the nine months ended June 29, 2019 and June 30, 2018, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.  Diluted loss per unit for the three months ended June 29, 2019 and June 30, 2018 does not include unvested Restricted Units (See Note 11) as their effect would be anti-dilutive.

9.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 29,	September 29,
	2019	2018
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	127,200	143,600
Subtotal	1,252,200	1,268,600

Less: unamortized debt issuance costs	(11,948)	(13,462)
	$1,240,252	$1,255,138

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 and further amended on May 1, 2017 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $127,200 and $143,600 was outstanding as of June 29, 2019 and September 29, 2018, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of June 29, 2019, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.8%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 29, 2019, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $65,826 which expire periodically through November 1, 2020.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 29, 2019.

The aggregate amounts of long-term debt maturities subsequent to June 29, 2019 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $127,200; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125,000.

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

On July 25, 2019, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2019, payable on August 13, 2019 to holders of record on August 6, 2019.

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of June 29, 2019.  As of that date, there were no units available for future awards under the 2009 Restricted Unit Plan.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership's 2018 Restricted Unit Plan (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, the “Restricted Unit Plans”) authorizing the issuance of up to 1,800,000 Common Units. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all currently outstanding restricted unit awards will vest 33.33% on each of the first three anniversaries of the award grant date.  Participants in the Restricted Unit Plans are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans documents. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 29, 2019, the Partnership awarded 618,268 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $11,212.  The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 29, 2019:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2018	696,131	$19.47
Awarded	618,268	18.13
Forfeited	(5,205)	(18.37)
Vested	(319,510)	(21.08)
Outstanding June 29, 2019	989,684	$18.12

As of June 29, 2019, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $5,340.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1 year.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 29, 2019 was $2,280 and $8,855, respectively, and $1,715 and $6,862, for the three and nine months ended June 30, 2018, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and nine months ended June 29, 2019 was $264 and $784, respectively, and $201 and $609 for the three and nine months ended June 30, 2018, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three and nine months ended June 29, 2019 was $1,271 and $4,470, respectively, and $595 and $2,719, for the three and nine months ended June 30, 2018, respectively.  As of June 29, 2019 and September 29, 2018, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $9,286 and $4,817, respectively, related to estimated future payments under the LTIP.

12.	Commitments and Contingencies

Accrued Insurance.  As of June 29, 2019 and September 29, 2018, the Partnership had accrued insurance liabilities of $69,783 and $70,567, respectively, representing the total estimated losses under its general and product, workers’ compensation and automobile liabilities.  The Partnership is self-insured for these liabilities, up to predetermined thresholds above which third party insurance applies.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $19,069 and $20,837 as of June 29, 2019 and September 29, 2018, respectively.

Legal Matters.  The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  In this regard, the Partnership’s natural gas and electricity business is currently a defendant in two putative class action suits in the federal district courts of New York and Pennsylvania.  The complaints allege a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states.  The complaint in the Pennsylvania action was dismissed in its entirety by the district court, which dismissal is being appealed by the plaintiff.  The complaint in the New York action was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed.  Based on the nature of the allegations under these suits, the Partnership believes that the suits are without merit and is defending each of these suits vigorously.  With respect to these pending suits, the Partnership has determined, based on the allegations and discovery to date, that no reserve for a loss contingency is required.  The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from either of these two actions.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

13.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $17,975 as of June 29, 2019.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 29, 2019 and September 29, 2018.

14.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Interest cost	$987	$943	$2,958	$2,833
Expected return on plan assets	(432)	(473)	(1,293)	(1,420)
Amortization of net loss	867	920	2,600	2,762
Net periodic benefit cost	$1,422	$1,390	$4,265	$4,175

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Interest cost	$69	$69	$206	$208
Amortization of prior service credits	(125)	(124)	(374)	(374)
Amortization of net (gain)	(190)	(163)	(570)	(491)
Net periodic benefit cost	$(246)	$(218)	$(738)	$(657)

The Partnership expects to contribute approximately $5,350 to the defined benefit pension plan during fiscal 2019, of which $4,335 was contributed during the nine months ended June 29, 2019.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2019 is $1,129, of which $718 was contributed during the nine months ended June 29, 2019.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of June 29, 2019 and September 29, 2018, the Partnership’s estimated obligation to these MEPPs was $21,710 and $22,509, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

15.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Pension Benefits
Balance, beginning of period	$(31,447)	$(35,469)	$(33,180)	$(37,311)
Reclassifications to earnings:
Amortization of net loss (1)	867	920	2,600	2,762
Other comprehensive income	867	920	2,600	2,762
Balance, end of period	$(30,580)	$(34,549)	$(30,580)	$(34,549)

Postretirement Benefits
Balance, beginning of period	$7,881	$8,171	$8,510	$8,499
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(315)	(163)	(944)	(491)
Other comprehensive loss	(315)	(163)	(944)	(491)
Balance, end of period	$7,566	$8,008	$7,566	$8,008

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(23,566)	$(27,298)	$(24,670)	$(28,812)
Reclassifications to earnings	552	757	1,656	2,271
Other comprehensive income	552	757	1,656	2,271
Balance, end of period	$(23,014)	$(26,541)	$(23,014)	$(26,541)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 14, “Pension Plans and Other Postretirement Benefits.”

16.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Revenues:
Propane	$183,052	$205,400	$937,468	$990,344
Fuel oil and refined fuels	12,921	15,400	83,428	82,414
Natural gas and electricity	7,527	10,403	38,527	43,942
All other	10,712	10,733	36,270	34,795
Total revenues	$214,212	$241,936	$1,095,693	$1,151,495
Operating (loss) income:
Propane	$21,038	$29,245	$254,159	$249,363
Fuel oil and refined fuels	(1,084)	(891)	10,457	10,132
Natural gas and electricity	1,059	2,192	8,772	11,131
All other	(5,018)	(4,607)	(13,814)	(14,821)
Corporate	(24,779)	(21,706)	(77,734)	(67,248)
Total operating (loss) income	(8,784)	4,233	181,840	188,557

Reconciliation to net (loss) income:
Interest expense, net	18,906	19,512	58,041	58,428
Other, net	1,176	1,172	3,527	3,518
Provision for (benefit from) income taxes	175	144	578	(749)
Net (loss) income	$(29,041)	$(16,595)	$119,694	$127,360
Depreciation and amortization:
Propane	$26,828	$27,875	$81,722	$83,944
Fuel oil and refined fuels	594	571	1,619	1,866
Natural gas and electricity	—	—	—	—
All other	49	57	149	163
Corporate	2,680	2,756	7,355	8,620
Total depreciation and amortization	$30,151	$31,259	$90,845	$94,593

	As of
	June 29,	September 29,
	2019	2018
Assets:
Propane	$1,933,169	$1,995,060
Fuel oil and refined fuels	46,772	47,911
Natural gas and electricity	12,035	13,067
All other	3,753	3,363
Corporate	39,414	41,798
Total assets	$2,035,143	$2,101,199

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 29, 2019.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our businesses, we typically experience a net loss in the third quarter of our fiscal year.  Net loss for the third quarter of fiscal 2019 was $29.0 million, or $0.47 per Common Unit, compared to a net loss of $16.6 million, or $0.27 per Common Unit, in the prior year third quarter.  Excluding the effects of unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”, as defined and reconciled below) amounted to $20.1 million for the third quarter of fiscal 2019, compared to $30.5 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2019 of 73.8 million gallons decreased 8.3% compared to the prior year third quarter. Volumes in the third quarter of fiscal 2019 were negatively impacted by significantly warmer temperatures during the month of April, whereas volumes in April 2018 benefited from considerably cooler temperatures that resulted in unusually strong heat-related demand.  Average temperatures (as measured by heating degree days) for April 2019 were 17% warmer than normal and 33% warmer than April 2018.  Overall, average temperatures across all of our service territories for the third quarter of fiscal 2019 were 12% warmer than normal and 8% warmer than the prior year third quarter.

Revenues in the third quarter of fiscal 2019 of $214.2 million decreased $27.7 million, or 11.5%, compared to the prior year third quarter, primarily due to lower propane volumes sold combined with lower retail selling prices associated with lower wholesale product costs.  Average propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2019 decreased 36.4% compared to the prior year third quarter. Cost of products sold for the third quarter of fiscal 2019 of $78.6 million decreased $16.8 million, or 17.6%, compared to the prior year third quarter, primarily due to lower wholesale product costs and lower propane volumes sold. Cost of products sold included a $0.1 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $3.8 million unrealized (non-cash) gain in the prior year third quarter. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $114.2 million for the third quarter of fiscal 2019 increased $3.2 million, or 2.9%, compared to the prior year third quarter, primarily due to an increase in accruals for self-insured product liabilities and higher payroll and benefit-related costs.

During the quarter, we made good strides on our stated strategic goals, utilizing cash flows from operating activities in a balanced way to strengthen the balance sheet and invest in growth.  Specifically, we reduced debt by $16.3 million and closed on two acquisitions of well-run propane operations located in strategic markets for a total purchase price of $10.9 million.  As a result of the debt repayment, outstanding borrowings under our Revolving Credit Facility were reduced to $127.2 million at the end of the third quarter and our Consolidated Leverage Ratio was 4.41x at June 29, 2019.  Through the first nine months of fiscal 2019, we have completed three acquisitions investing nearly $23.0 million in support of our strategic growth initiatives.

As previously announced on July 25, 2019, the Partnership’s Board of Supervisors has declared a quarterly distribution of $0.60 per Common Unit for the three months ended June 29, 2019.  The distribution is payable on August 13, 2019 to Common Unitholders of record as of August 6, 2019.

Our anticipated cash requirements for the remainder of fiscal 2019 include: (i) maintenance and growth capital expenditures of approximately $10.7 million; (ii) interest and income tax payments of approximately $19.7 million; and (iii) cash distributions of approximately $37.0 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	June 29,	June 30,		Percent
	2019	2018	(Decrease)	(Decrease)
Revenues
Propane	$183,052	$205,400	$(22,348)	(10.9)%
Fuel oil and refined fuels	12,921	15,400	(2,479)	(16.1)%
Natural gas and electricity	7,527	10,403	(2,876)	(27.6)%
All other	10,712	10,733	(21)	(0.2)%
Total revenues	$214,212	$241,936	$(27,724)	(11.5)%
Retail gallons sold
Propane	73,785	80,491	(6,706)	(8.3)%
Fuel oil and refined fuels	4,331	5,138	(807)	(15.7)%

Average temperatures (as measured in heating degree days) across all of our service territories during the third quarter of fiscal 2019 were 12% warmer than normal and 8% warmer than the prior year third quarter.  The decrease in heating degree days was concentrated in the month of April with temperatures that were 17% warmer than normal and 33% warmer than April 2018, which contributed to a decrease in customer demand for heating needs.

Revenues from the distribution of propane and related activities of $183.1 million decreased $22.3 million, or 10.9%, compared to the prior year third quarter, primarily due to lower volumes sold and lower average selling prices associated with a decrease in average wholesale costs.  Volumes in the fiscal 2018 third quarter benefited from unusually strong heat-related customer demand resulting from significantly colder than normal average temperatures throughout the month of April 2018.  In contrast, heat-related customer demand in the third quarter of fiscal 2019 was negatively impacted by considerably warmer than normal average temperatures during the month of April.  As a result of the impact of weather on customer demand, retail propane gallons sold decreased 6.7 million gallons, or 8.3%, compared to the prior year, resulting in a $17.1 million decrease in revenues.  Average propane selling prices decreased 3.1% compared to the prior year, resulting in a $5.8 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which increased $0.6 million primarily due to a higher notional amount of hedging contracts used in risk management that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $12.9 million were $2.5 million lower than the prior year third quarter, primarily from lower volumes sold.  Fuel oil and refined fuels gallons sold decreased by 0.8 million.

Revenues in our natural gas and electricity segment of $7.5 million were $2.9 million, or 27.6%, lower than the prior year, primarily due to a decrease in overall usage reflecting the aforementioned warmer temperatures.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	June 29,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of products sold
Propane	$61,803	$75,098	$(13,295)	(17.7)%
Fuel oil and refined fuels	9,245	11,229	(1,984)	(17.7)%
Natural gas and electricity	4,381	6,168	(1,787)	(29.0)%
All other	3,167	2,897	270	9.3%
Total cost of products sold	$78,596	$95,392	$(16,796)	(17.6)%
As a percent of total revenues	36.7%	39.4%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 36.4% and 7.6% lower than the prior year third quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $0.1 million and a $3.8 million unrealized (non-cash) gain in the third quarter of fiscal 2019 and 2018, respectively, resulting in an increase of $3.7 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $61.8 million decreased $13.3 million, or 17.7%, compared to the prior year third quarter. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $10.7 million and $6.9 million, respectively.  Included within the propane segment are costs from other propane activities which increased $0.6 million compared to the prior year, and the impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $9.2 million decreased $2.0 million, or 17.7%, compared to the prior year third quarter.  Lower volumes sold and lower average wholesale costs each contributed to decreases in cost of products sold of $1.8 million and $0.2 million, respectively.

Cost of products sold in our natural gas and electricity segment of $4.4 million decreased $1.8 million, or 29.0%, compared to the prior year primarily due to lower usage and lower wholesale costs for electricity.

Total cost of products sold as a percent of total revenues decreased 2.7 percentage points to 36.7% from 39.4% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices, partially offset by the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 29,	June 30,		Percent
	2019	2018	Increase	Increase
Operating expenses	$97,804	$96,347	$1,457	1.5%
As a percent of total revenues	45.7%	39.8%

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

Operating expenses of $97.8 million for the third quarter of fiscal 2019 increased $1.5 million, or 1.5%, compared to the prior year third quarter, primarily due to an increase in accruals for self-insured product liabilities, as well as higher vehicle maintenance and repairs costs, offset to an extent by lower variable compensation expenses and lower bad debt expense.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 29,	June 30,		Percent
	2019	2018	Increase	Increase
General and administrative expenses	$16,445	$14,705	$1,740	11.8%
As a percent of total revenues	7.7%	6.1%

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

General and administrative expenses of $16.4 million for the third quarter of fiscal 2019 increased $1.7 million, or 11.8%, compared to the prior year third quarter, primarily due to higher payroll and benefit-related costs and higher professional services fees.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 29,	June 30,		Percent
	2019	2018	Decrease	Decrease
Depreciation and amortization	$30,151	$31,259	$(1,108)	(3.5)%
As a percent of total revenues	14.1%	12.9%

Depreciation and amortization expense of $30.2 million for the third quarter of fiscal 2019 decreased $1.1 million, or 3.5%, compared to the prior year third quarter, primarily due to accelerated depreciation on  assets taken out of service in the prior year.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 29,	June 30,		Percent
	2019	2018	Decrease	Decrease
Interest expense, net	$18,906	$19,512	$(606)	(3.1)%
As a percent of total revenues	8.8%	8.1%

Net interest expense of $18.9 million in the third quarter of fiscal 2019 decreased $0.6 million compared to the prior year quarter, primarily due to a lower average level of outstanding borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 29,	June 30,
	2019	2018
Net loss	$(29,041)	$(16,595)
Add:
Provision for income taxes	175	144
Interest expense, net	18,906	19,512
Depreciation and amortization	30,151	31,259
EBITDA	20,191	34,320
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(138)	(3,806)
Adjusted EBITDA	$20,053	$30,514

Nine Months Ended June 29, 2019 Compared to Nine Months Ended June 30, 2018

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 29,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenues
Propane	$937,468	$990,344	$(52,876)	(5.3)%
Fuel oil and refined fuels	83,428	82,414	1,014	1.2%
Natural gas and electricity	38,527	43,942	(5,415)	(12.3)%
All other	36,270	34,795	1,475	4.2%
Total revenues	$1,095,693	$1,151,495	$(55,802)	(4.8)%
Retail gallons sold
Propane	363,079	375,201	(12,122)	(3.2)%
Fuel oil and refined fuels	26,707	27,905	(1,198)	(4.3)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2019 were 4% warmer than normal and 2% cooler than the prior year period.  The cooler temperatures compared to the prior year were principally experienced in the early and latter parts of the heating season, which generally has less of an impact on customer demand than heating degree days in December and January.  Average temperatures during the months of December and January were 8% and 10% warmer than normal, respectively, and 4% and 10% warmer than the corresponding month in the prior year, respectively.  In addition, although weather during the April – June quarter typically has less of an impact on volumes sold than it does during the heating season, average temperatures during the period were 12% warmer than normal and 8% warmer than the same period last year.

Revenues from the distribution of propane and related activities of $937.5 million decreased $52.9 million, or 5.3%, compared to the prior year period, primarily due to lower volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 12.1 million gallons, or 3.2%, compared to the prior year, resulting in a $31.4 million decrease in revenues.  Average propane selling prices decreased approximately 1.0% compared to the prior year period, resulting in a $6.1 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $15.4 million primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $83.4 million increased $1.0 million, or 1.2%, compared to the prior year period, primarily due to higher average selling prices, offset to an extent by lower volumes sold.  Average selling prices for fuel oil and refined fuels increased 5.6%, resulting in a $4.4 million increase in revenues.  Fuel oil and refined fuels gallons sold decreased 1.2 million, or 4.3%, resulting in a $3.4 million decrease in revenues.

Revenues in our natural gas and electricity segment of $38.5 million were $5.4 million, or 12.3%, lower than the prior year period, mainly due to lower electricity usage.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 29,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of products sold
Propane	$372,403	$413,923	$(41,520)	(10.0)%
Fuel oil and refined fuels	56,779	57,193	(414)	(0.7)%
Natural gas and electricity	23,277	26,236	(2,959)	(11.3)%
All other	10,244	9,871	373	3.8%
Total cost of products sold	$462,703	$507,223	$(44,520)	(8.8)%
As a percent of total revenues	42.2%	44.0%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 24.6% and 0.6% lower than the prior year period, respectively.  The net change in the fair value of derivative instruments resulted in a $7.3 million unrealized (non-cash) loss in the first nine months of fiscal 2019 compared to an unrealized (non-cash) loss of $1.4 million in the prior year period, resulting in an increase of $5.9 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $372.4 million decreased $41.5 million, or 10.0%, compared to the prior year period.  Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $22.3 million and $13.4 million, respectively.  Included within the propane segment are costs from other propane activities which decreased $11.7 million compared to the prior year, and the impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $56.8 million decreased $0.4 million, or 0.7%, compared to the prior year, primarily due to lower volumes sold, which was substantially offset by higher average fuel oil and refined fuels wholesale costs.

Cost of products sold in our natural gas and electricity segment of $23.3 million decreased $3.0 million, or 11.3%, compared to the prior year primarily due to lower electricity usage.

Total cost of products sold as a percent of total revenues decreased 1.8 percentage points to 42.2% from 44.0% primarily due to the year-over-year decline in wholesale propane costs outpacing the decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 29,	June 30,		Percent
	2019	2018	Decrease	Decrease
Operating expenses	$305,367	$306,614	$(1,247)	(0.4)%
As a percent of total revenues	27.9%	26.6%

Operating expenses of $305.4 million for the first nine months of fiscal 2019 decreased $1.2 million, or 0.4%, compared to the prior year period.  The decrease in operating expenses was primarily due to lower general insurance costs, bad debt expense and variable compensation costs, offset to an extent by higher payroll and benefit-related costs and higher vehicle repairs and maintenance costs.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 29,	June 30,		Percent
	2019	2018	Increase	Increase
General and administrative expenses	$54,938	$49,685	$5,253	10.6%
As a percent of total revenues	5.0%	4.3%

General and administrative expenses of $54.9 million for the first nine months of fiscal 2019 increased $5.3 million, or 10.6%, compared to the prior year period primarily due to higher variable compensation expenses and higher professional services fees for marketing and advertising initiatives.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 29,	June 30,		Percent
	2019	2018	Decrease	Decrease
Depreciation and amortization	$90,845	$94,593	$(3,748)	(4.0)%
As a percent of total revenues	8.3%	8.2%

Depreciation and amortization expense of $90.8 million in the first nine months of fiscal 2019 decreased $3.7 million, or 4.0%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 29,	June 30,		Percent
	2019	2018	Decrease	Decrease
Interest expense, net	$58,041	$58,428	$(387)	(0.7)%
As a percent of total revenues	5.3%	5.1%

Net interest expense of $58.0 million in the first nine months of fiscal 2019 decreased slightly compared to the prior year period, primarily due to a lower average level of outstanding borrowings, partially offset by an increase in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

Loss on Sale of Business

During the first quarter of fiscal 2018, we sold certain assets and operations in a non-strategic market of our propane segment for $2.8 million plus working capital consideration, resulting in a loss of $4.8 million.  The corresponding net assets and results of operations were not material to our results of operations, financial position and cash flows.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 29,	June 30,
	2019	2018
Net income	$119,694	$127,360
Add:
Provision for (benefit from) income taxes	578	(749)
Interest expense, net	58,041	58,428
Depreciation and amortization	90,845	94,593
EBITDA	269,158	279,632
Unrealized (non-cash) losses on changes in fair value of derivatives	7,252	1,421
Loss on sale of business	—	4,823
Adjusted EBITDA	$276,410	$285,876

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2019 and fiscal 2018 was $166.1 million and $157.3 million, respectively. The $8.8 million year-over-year increase in net cash provided by operating activities was primarily attributable to a smaller increase in working capital during the first nine months of fiscal 2019 compared to the prior year, stemming from the decline in average wholesale costs of propane, offset to an extent by lower earnings (discussed above).

Investing Activities.  Net cash used in investing activities of $38.5 million for the first nine months of fiscal 2019 consisted of capital expenditures of $24.3 million (including approximately $13.0 million to support the growth of operations and $11.3 million for maintenance expenditures), and $18.9 million used in the acquisitions of three retail propane businesses (see Item 1, Note 4 of this Quarterly Report), partially offset by $4.7 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $32.8 million for the first nine months of fiscal 2018 consisted of capital expenditures of $25.8 million (including approximately $15.7 million to support the growth of operations and $10.1 million for maintenance expenditures) and $14.9 million used in the acquisition of two retail propane businesses, partially offset by $5.1 million in proceeds from the sale of other property, plant and equipment and $2.8 million in proceeds from the sale of assets and operations in a non-strategic market.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2019 reflected $110.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2018 and the first and second quarters of fiscal 2019, $16.4 million of net repayments under the Revolving Credit Facility and other financing activities of $3.0 million.

Net cash used in financing activities for the first nine months of fiscal 2018 of $123.9 million reflected $110.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and first and second quarters of fiscal 2018, other financing activities of $2.1 million and net repayments of borrowings under the Revolving Credit Facility of $11.5 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 29, 2019, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $127.2 million outstanding under our Revolving Credit Facility.  See Item 1, Note 9 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to June 29, 2019 are as follows: fiscal 2019: $-0-; fiscal 2020: $-0-; fiscal 2021: $127.2 million; fiscal 2022: $-0-; fiscal 2023: $-0-; and thereafter: $1,125.0 million.

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

On July 25, 2019, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the third quarter of fiscal 2019, payable on August 13, 2019 to holders of record on August 6, 2019.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At June 29, 2019, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $31.0 million and $10.0 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 29, 2019, we had accrued insurance liabilities of $69.8 million, and a receivable of $19.1 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At June 29, 2019, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of June 29, 2019.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 29, 2019 indicates an increase in potential future net losses of $4.4 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 29, 2019.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 29, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 29, 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

10.4	Sixth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2019). (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2

Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 8, 2019	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 8, 2019	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller