Form 10-K
period 2019-09-28
SUBURBAN PROPANE PARTNERS LP
filed 2019-11-27
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 28, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value as of March 29, 2019 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($22.41 per unit), was approximately $1,381,882,000.

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2019, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2018.  As of September 28, 2019, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 426.7 million gallons of propane and 29.8 million gallons of fuel oil and refined fuels to retail customers during the year ended September 28, 2019. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 28, 2019, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Business Segments

As described below, we manage and evaluate our operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity.  See the Notes to the Consolidated Financial Statements included in this Annual Report for financial information about our business segments.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 700 locations in 41 states as of September 28, 2019.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 28, 2019, we serviced approximately 858,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Approximately 60% of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale.  Approximately 98% of the propane gallons sold by us in fiscal 2019 were to retail customers: 44% to residential customers, 35% to commercial customers, 9% to industrial customers, 5% to government customers, 4% to agricultural customers and 3% to other retail users.  The balance of approximately 2% of the propane gallons sold by us in fiscal 2019 was for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2019.

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

Supply

Our propane supply is purchased from approximately 50 oil companies and natural gas processors at approximately 155 supply points located in the United States and Canada.  We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market.  Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices.  Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars.  See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2020.  During fiscal 2019, Crestwood Equity Partners L.P. (“Crestwood”), Targa Liquids Marketing and Trade LLC (“Targa”), and Enterprise Products Partners L.P. (“Enterprise”) provided approximately 22%, 16%, and 11% of our total propane purchases, respectively.  No other single supplier accounted for 10% or more of our propane purchases in fiscal 2019.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood, Targa, or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Approximately 85% of our total propane purchases were from domestic suppliers in fiscal 2019.

We seek to reduce the effect of propane price volatility on our product costs and to help ensure the availability of propane during periods of short supply.  We enter into propane forward options and swap agreements with third parties to purchase and sell propane at fixed prices in the future.  These activities are monitored by our senior management through enforcement of our Hedging and Risk Management Policy.  See Items 7 and 7A of this Annual Report.

We own and operate a large propane storage facility in Elk Grove, California.  We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 28, 2019, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

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

Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative or supplement to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required.  Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems, and in some territories, geological and activist challenges. The increasing availability of natural gas extracted from shale deposits in the United States may accelerate the extension of natural gas pipelines in the future.  Although the extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales may arise as new neighborhoods are developed in geographically remote areas.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2017 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in February 2019, and LP/Gas Magazine dated February 2018, the ten largest retailers, including us, account for approximately 36% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 40,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2019 amounted to 29.8 million gallons. Approximately 68% of the fuel oil and refined fuels gallons sold by us in fiscal 2019 were to residential customers, principally for home heating, 7% were to commercial customers, and 7% to other users.  Sales of diesel and gasoline accounted for the remaining 18% of total volumes sold in this segment during fiscal 2019.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2019.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities that we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 20 suppliers at approximately 50 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2020.

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

Natural Gas and Electricity

We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York, Pennsylvania and Maryland primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service:  generation, transmission and distribution.  However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers.  In essence, the local utility companies distribute electricity and natural gas on their distribution systems and we make arrangements for the supply of electricity or natural gas to specific delivery points. The business strategy of this segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

We serve approximately 52,000 natural gas and electricity customers in New York, Pennsylvania and Maryland.  Two orders issued by the New York Public Service Commission (“NY PSC”) have impacted our ability to acquire new customers in New York. The Low-Income Order, which became effective in 2018, required that all Energy Service Companies (“ESCOs”) operating in the state return their low-income residential customers to local utility service. As a result, we returned approximately 6,100 of our AES customers to local utility service.  A second order issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court.  On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.” The NY PSC is continuing its rulemaking proceedings that it began in 2017 (after the initial 2016 rules were struck down) and we expect that finalized rules will be issued based on the 2019 Court of Appeals’ decision.

During fiscal 2019, we sold approximately 2.5 million dekatherms of natural gas and 312.3 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Government Regulation; Environmental, Health and Safety Matters

Our operations are subject to numerous federal, state and local environmental, health and safety laws and regulations. Generally, these laws and regulations impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes and can require the investigation, cleanup or monitoring of environmental contamination. Additionally, there are environmental regulations specific to the sale of electricity and natural gas in the retail energy market by our wholly owned subsidiary Agway Energy Services, LLC. Notably these laws include the federal; Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); Resource Conservation and Recovery Act (“RCRA”); Clean Air Act; Clean Water Act; National Environmental Policy Act; and equivalent state regulations.  Under these laws, we must maintain various permits and comply with various monitoring and reporting requirements.

We own real property at locations where hazardous materials may be or may have been present as a result of prior activities.  We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with aboveground and underground fuel storage tanks.  We will also incur other expenses associated with environmental compliance.  We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.  As of September 28, 2019, we had accrued environmental liabilities of $1.2 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

Certain rules and procedures imposed by the National Fire Protection Association (“NFPA”), as well as comparable state regulations govern the safe handling of propane and establish industry standard for propane storage, distribution and equipment installation and operation in all of the states in which we operate.  In some states these laws are administered by state agencies, and in others they are administered on a municipal level.

The NFPA’s rules and procedures, as well as comparable state regulations govern the safe handling of distillates (fuel oil, kerosene and diesel fuel) and gasoline and establish the industry standard for fuel oil, kerosene, diesel fuel and gasoline storage, distribution and equipment installation and operation in all of the states in which we sell those products.  In some states these laws are administered by state agencies and in others they are administered on a municipal level.

With respect to the transportation of propane, distillates and gasoline by truck, we are subject to laws and regulations that cover the transportation of hazardous materials and are administered, respectively, by the Federal Motor Carrier Safety Administration and the Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation (“DOT”), or similar state agencies.  We conduct ongoing training programs to help ensure that our operations are in compliance with these and other applicable safety laws and regulations.  We maintain various permits that are necessary to operate our facilities, some of which may be material to our operations.  In compliance with the DOT’s pipeline safety regulations for “jurisdictional” propane systems that serve multiple customers, we provide training and written instruction for our employees, provide customers with periodic awareness notices and safety information, have established written procedures to minimize the hazards resulting from gas pipeline emergencies and keep records of inspections.

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety.  Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting.  We believe that our operations are in compliance, in all material respects, with applicable worker health and safety standards.  We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”).  The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure.  We have a number of facilities registered with the DHS.  Currently, we have submitted all required Top-Screens as defined by DHS and have developed approved Site Security Plans for our regulated or “tiered” facilities. Less than 5% of our facilities are designated as tiered facilities. We expect to continue to incur minor costs associated with administrative controls and enhanced physical security measures for those tiered facilities that are subject to ongoing compliance activity.

In 2009, the U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities.  These regulations impact both our core business, as well as the retail sale of electricity and natural gas by AES. The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.  Under the current administration, the EPA has stopped the implementation of regulations regarding GHG emissions and is unlikely to take any enforcement action relating to GHG regulations.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs.  Although Congress has not yet enacted federal climate change legislation, numerous states and municipalities have adopted laws and policies to regulate GHG emissions.  These regulatory actions could require us to incur increased expenses. We cannot predict whether or in what form additional climate change regulations will be enacted and what effect such regulation may have on our business, financial condition or operations in the future.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

Future developments, such as stricter environmental, health or safety laws and regulations, could affect our operations. We do not anticipate that the cost of our compliance with environmental, health and safety laws and regulations, including RCRA and CERCLA, as currently in effect and applicable to known sites will have a material adverse effect on our financial condition or results of operations.  However, there can be no assurance that our financial condition or operations will not be materially adversely affected by future discovery of, presently unknown, environmental liabilities or future environmental regulations.

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

Employees

As of September 28, 2019, we had 3,369 full time employees, of whom 624 were engaged in general and administrative activities (including fleet maintenance), 32 were engaged in transportation and product supply activities and 2,713 were customer service center employees, as well as 125 part time employees.  As of September 28, 2019, 72 of our employees were represented by 8 different local chapters of labor unions.  We believe that our relations with both our union and non‑union employees are satisfactory.  In addition, we hire temporary workers to meet peak seasonal demands.

ITEM 1A.	RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. The risks described below are not an exhaustive list of all of the risks that we face and are not listed by order of priority or materiality. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. In this case, the trading price of our Common Units could decline and you might lose part or all of the value in our Common Units.  Investing in our Common Units involves a high degree of risk. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the specific risk factors set forth below as well as the other information contained or incorporated by reference in this Annual Report.  Some factors in this section are Forward-Looking Statements.  See “Disclosure Regarding Forward-Looking Statements” above.

RISKS RELATED TO OUR BUSINESS

Because weather conditions may adversely affect demand for propane, fuel oil and other refined fuels and natural gas, our results of operations and financial condition are vulnerable to warm winters and natural disasters.

Weather conditions have a significant impact on the demand for propane, fuel oil and other refined fuels and natural gas for both heating and agricultural purposes.  Many of our customers rely on propane, fuel oil or natural gas primarily as a heating source.  The volume of propane, fuel oil and natural gas sold is at its highest during the six-month peak heating season of October through March and is directly affected by the severity and length of the winter months. Typically, we sell approximately two-thirds of our retail propane volume and approximately three-fourths of our retail fuel oil volume during the peak heating season.  Weather conditions can vary substantially from year to year in the regions in which we operate, which could significantly impact the demand for our products and our financial performance and condition.  The agricultural demand for propane is also affected by the weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications for which we service.

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 6%, 7% and 15% warmer than normal for fiscal 2019, fiscal 2018 and fiscal 2017, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

If the frequency or magnitude of significant weather conditions or natural disasters such as hurricanes or earthquakes increase, our results of operations and our financial performance could be negatively impacted by the extent of damage to our facilities or to our customers’ residential homes and business structures or of disruption to the supply of the products we sell.

Sudden increases in our costs to acquire and transport propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product and retail sales price.  Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity and length of winter weather, natural disasters, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints.  Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense.  As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities may be materially higher at least on a short-term basis.  Because we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability.  In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet our customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

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

Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control.  Therefore, our average retail sales prices can vary significantly within a heating season or from year to year as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions.  During periods with high product costs for propane, fuel oil and other refined fuels and natural gas, our selling prices generally increase.  High prices can lead to customer conservation, resulting in reduced demand for our products.

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

Propane and fuel oil compete with electricity, natural gas and other existing and future sources of energy, some of which are, or may in the future be, less costly for equivalent energy value. For example, natural gas currently is a significantly less expensive source of energy than propane and fuel oil on an equivalent BTU basis.  As a result, except for some industrial and commercial applications, propane and fuel oil are generally not economically competitive with natural gas in areas where natural gas pipelines already exist. The gradual expansion of the nation’s natural gas distribution systems has made natural gas available in many areas that previously depended upon propane or fuel oil. We expect this trend to continue, and, with the increasingly abundant supply of natural gas from domestic sources, perhaps accelerate.  Propane and fuel oil compete to a lesser extent with each other due to the cost of converting from one source to the other.

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

Our business and operating results are materially affected by worldwide economic conditions. Current conditions in the global capital and credit markets and general economic pressures have led to wavering consumer and business confidence and increased market volatility, which have affected business activity generally. This situation, especially when coupled with increasing energy prices, may cause our customers to experience cash flow shortages which in turn may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, any disruptions in the U.S. residential mortgage market (as a result of changes in tax laws or otherwise) and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

The risk of terrorism, political unrest and the current hostilities in the Middle East or other energy producing regions may adversely affect the economy and the price and availability of propane, fuel oil and other refined fuels and natural gas.

Terrorist attacks, political unrest and the current hostilities in the Middle East or other energy producing regions may adversely impact the price and availability of propane, fuel oil and other refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane and fuel oil), and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane, fuel oil and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely impact our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital.  Terrorist activity, political unrest and hostilities in the Middle East or other energy producing regions could likely lead to increased volatility in prices for propane, fuel oil and other refined fuels and natural gas. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

Our financial condition and results of operations may be adversely affected by governmental regulation and associated environmental and health and safety costs.

Our business is subject to a wide and ever increasing range of federal, state and local laws and regulations related to environmental, health and safety matters including those concerning, among other things, the investigation and remediation of contaminated soil, groundwater and other environmental sources, and the transportation of hazardous materials. These requirements are complex, changing and tend to become more stringent over time. In addition, we are required to maintain various permits that are necessary to operate our facilities, some of which are material to our operations. There can be no assurance that we have been, or will be, at all times in complete compliance with all legal, regulatory and permitting requirements or that we will not incur significant costs in the future relating to such requirements. Violations could result in penalties, or the curtailment or cessation of operations.

Moreover, currently unknown environmental issues, such as the discovery of contamination, could result in significant expenditures, including the need to comply with future changes to environmental laws and regulations or the interpretation or enforcement thereof. Such expenditures, if required, could have a material adverse effect on our business, financial condition or results of operations.

The ability of AES to acquire and retain retail natural gas and electricity customers is highly competitive, price sensitive and may be impacted by changes in state regulations.

The deregulated retail natural gas and electricity industries in which AES participates are highly competitive.  New York has proposed major new regulation of these industries, and other states have changed business rules to provide further protections to consumers.  An Order from the New York Public Service Commission (“NY PSC“) regarding low income consumers went into effect in 2018 and required that all energy service companies (“ESCOs”) stop serving low-income consumers. As a result, AES returned approximately 6,100 of our customers to local utility service. A second order issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.”  The NY PSC is continuing its rulemaking proceedings that it began in 2017 (after the initial 2016 rules were struck down) and we expect that finalized rules will be issued based on the 2019 Court of Appeals decision. At this time, we are unable to predict the ultimate outcome of the rulemaking, or the impact of such eventual outcome on AES’ business, but it could impact the ability of AES to acquire and retain natural gas and electricity customers.

These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies, two such lawsuits were commenced against AES in 2017 and 2018, involving New York and Pennsylvania customers.  AES filed motions to dismiss both actions on procedural and substantive grounds, and the federal district court in the Pennsylvania action granted AES’ motion in its entirety in September 2018.  The Pennsylvania court also denied Plaintiff’s motion to amend his complaint and reverse the dismissal order in November 2018.  Plaintiff has filed an appeal of the dismissal of his complaint.  In the New York action, the federal district court granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s statutory consumer fraud and breach of contract causes of action to proceed.  Although AES believes the claims in both of these actions to be devoid of merit and intends to vigorously defend itself in both matters, we are unable to predict at this time the ultimate outcome of these two actions.  However, if these class action lawsuits were ultimately successful, they could have an adverse impact on our business and operations.

Costs associated with lawsuits, investigations or increases in legal reserves that we establish based on our assessment of contingent liabilities could adversely affect our operating results to the extent not covered by insurance.

Our operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. We may be subject to complaints and/or litigation involving our customers, employees and others with whom we conduct business, including claims for bodily injury, death and property damage related to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as propane, fuel oil and other refined fuels or claims based on allegations of discrimination, wage and hourly pay disputes, and various other claims as a result of other aspects of our business.  We could be subject to substantial costs and/or adverse outcomes from such complaints or litigation, which could have a material adverse effect on our financial condition, cash flows or results of operations.

From time to time, our Partnership and/or other companies in the segments in which operate may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations.  We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies.  We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices, or that all legal matters that arise will be covered by our insurance programs.

As required by U.S. generally accepted accounting principles (“GAAP”), we establish reserves based on our assessment of actual or potential loss contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of such loss contingencies and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

If we are unable to make acquisitions on economically acceptable terms or effectively integrate such acquisitions into our operations, our financial performance may be adversely affected.

The retail propane and fuel oil industries are mature.  We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years.  With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. As a result, we may engage in strategic transactions involving the acquisition of or investment in other retail propane and fuel oil distributors, other energy-related businesses or other related cross-function lines of business. The competition for these acquisitions is intense and we can make no assurance that we will be able to successfully acquire other businesses on economically acceptable terms or, if we do, that we can integrate the operations of acquired businesses effectively or to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities.  In addition, the integration of an acquired business may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•

a failure to implement our strategy for a particular strategic transaction, including successfully integrating the acquired business into our existing infrastructure, or a failure to realize value from a strategic investment;

•	inconsistencies between our standards, procedures and policies and those of the acquired business;
•	costs or inefficiencies associated with the integration of our operational and administrative systems;

•	an increased scope and complexity of our operations which could require significant attention from management and could impose constraints on our operations or other projects;
•

unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

•	an inability to retain the customers, employees, suppliers and/or business partners of the acquired business or generate new customers or revenue opportunities through a strategic transaction;
•

the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions; and

•	higher than expected costs arising due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies.

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related to combining the businesses or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide.

In December 2009, the U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the federal Clean Air Act, which determined that emissions of greenhouse gases (“GHGs”), such as carbon dioxide, present an endangerment to public health and the environment because emissions of such gases may be contributing to the warming of the earth’s atmosphere, volatility in seasonal temperatures, increased frequency and severity of storms, floods and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis.  The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.  Under the current administration, the EPA has stopped the implementation of regulations regarding GHG emissions and is unlikely to take any enforcement action relating to GHG regulations.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs.  Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and GHG emission reduction targets.  For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide framework to reduce net greenhouse gas emissions to zero by 2050.

While propane is considered a clean alternative to fuel and demand for propane may increase over other non-renewable sources of energy if new climate change legislation is enacted, the adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether, when or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

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

We face risks related to our reliance on particular management information systems and communication networks to effectively manage all aspects of our delivery of propane.

We depend heavily on the performance and availability of our management information systems, websites and network infrastructure to attract and retain customers, process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations, assist in delivering our products on a timely basis and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. Any failure or disruption in the availability or operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key third-party providers or failure to continue to modify such systems effectively as our business expands could create negative publicity that damages our reputation or otherwise adversely impact our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks, but they cannot fully eliminate the risks as a failure or disruption could be experienced in any of our information systems.

We face risks related to cybersecurity breaches of our systems and information technology.

Cybersecurity threats to network and data security are becoming increasingly diverse and sophisticated. As threats become more frequent, intense and sophisticated, the costs of proactive defensive measures may increase as we seek to continue to protect our management information systems, websites and network. Third parties may have the technology or expertise to breach the security that we use to protect our customer transaction data and our security measures may not prevent physical security or cybersecurity breaches, which could result in significant harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including personally identifiable information. Our outsourcing agreements with these third-party service providers generally require that they utilize adequate security systems to protect our confidential information. However, advances in computer capabilities, new discoveries in the field of cryptography or other cybersecurity developments could render our security systems and information technology, or those used by our third-party service providers, vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our management information systems, websites or other data processing systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect or recoup.  To the extent customer data is hacked or misappropriated, we could be subject to liability to affected persons.  Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Partnership’s or its third-party service providers’ security or information systems could damage our reputation and expose us to increased costs, litigation or other liability that could adversely impact our financial condition or results of operations.

RISKS RELATED TO OUR INDEBTEDNESS

We face risks related to our current and future debt obligations that may limit our ability to make distributions to Unitholders, as well as our financial flexibility.

As of September 28, 2019, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $113.5 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes and the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

•	requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter;
•	prohibiting our total consolidated leverage ratio, as defined, from being greater than 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter; and
•	prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 28, 2019.

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

The propane and fuel oil industries are mature and highly fragmented with competition from other multi-state marketers and thousands of smaller local independent marketers.  Demand for propane and fuel oil is expected to be affected by many factors beyond our control, including, but not limited to, the severity and length of weather conditions during the peak heating season, customer energy conservation driven by high energy costs and other economic factors, as well as technological advances impacting energy efficiency.  Accordingly, our propane and fuel oil sales volumes and related gross margins may be negatively affected by these factors beyond our control.  Our operating profits and ability to generate sufficient cash flow may depend on our ability to continue to control expenses in line with sales volumes.  We can give no assurance that we will be able to continue to control expenses to the extent necessary to reduce any negative impact on our profitability and cash flow from these factors.

RISKS RELATED TO OUR COMMON UNITS

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

The amount of cash we generate may fluctuate based on our performance and other factors, including:

•	the impact of the risks inherent in our business operations, as described above;
•	required principal and interest payments on our debt and restrictions contained in our debt instruments;
•	issuances of debt and equity securities;
•	our ability to control expenses;
•	fluctuations in working capital;

•	capital expenditures; and
•	financial, business and other factors, a number of which may be beyond our control.

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

Our limited partner interest and Unitholders’ percentage of ownership may be diluted in the future and additional taxable income may be allocated to each Unitholder.

Our Partnership Agreement generally allows us to issue additional limited partner interests and other equity securities without the approval of our Unitholders. Therefore, when we issue additional Common Units or securities ranking above or on a parity with the Common Units, each Unitholder’s partnership interest will be diluted proportionately, and the amount of cash distributed on each Common Unit and the market price of Common Units could decrease. Similarly, our Unitholders’ percentage of ownership may be diluted in the future due to equity issuances or equity awards that we have granted or will grant to our supervisors, officers and employees.  In addition, we have engaged in and may continue to undertake acquisitions financed in part through public or private offerings of securities, or other arrangements.  The issuance of additional Common Units will also diminish the relative voting strength of each previously outstanding Common Unit. In addition, the issuance of additional Common Units, or other equity securities, will, over time, result in the allocation of additional taxable income, representing built-in gains at the time of the new issuance, to those Unitholders that existed prior to the new issuance.

TAX RISKS TO OUR UNITHOLDERS

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

If we were treated as a corporation for U.S. federal income tax purposes, then we would pay U.S. federal income tax on our net income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay additional state and local income and franchise tax at varying rates. Because a tax would be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and thus would likely result in a substantial reduction in the value of our Common Units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from the Partnership, in which case cash available to service debt or to pay distributions to our Unitholders, could be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us.  We will generally have the ability to allocate any such tax liability to our current and former Unitholders in accordance with their interests in us during the year under audit. However, we may not be able to (or may not choose to) so allocate that tax liability, and may not be able to (or may choose not to) similarly allocate state income or similar tax liability resulting from adjustments in states in which we do business in the year under audit or in the adjustment year; accordingly, our current Unitholders may bear some or all of the audit adjustment, even if such Unitholders did not own units during the tax year under audit.  If we make payments of taxes, penalties and interest resulting from audit adjustments, cash available to service debt or to make distributions to our Unitholders could be reduced.

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

Investment in Common Units by certain tax-exempt entities and foreign persons raises issues specific to them. For example, virtually all of our taxable income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from an investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction).  As a result, for taxable years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

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

Because lending a partnership interest is not tax free, a Unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of the loaned Common Units.  In that case, a Unitholder may no longer be treated for tax purposes as a partner with respect to those Common Units during the period of the loan to the short seller and may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those Common Units may not be reportable by the Unitholder and any cash distribution received by the Unitholder as to those Common Units could be fully taxable as ordinary income.  Unitholders desiring to ensure their status as partners and avoid the risk of gain recognition from a loan to a short seller should consult their own tax advisors to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Common Units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 28, 2019, we owned approximately 74% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 28, 2019, we had a fleet of 11 transport truck tractors, of which we owned 10, and 23 railroad tank cars, of which we owned none.  In addition, as of September 28, 2019 we had 1,183 bobtail and rack trucks, of which we owned 48%, 127 fuel oil tankwagons, of which we owned 63%, and 1,124 other delivery and service vehicles, of which we owned 50%.  We lease the vehicles we do not own.  As of September 28, 2019, we also owned approximately 789,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 54,000 customer propane storage tanks with typical capacities of over 500 gallons and 261,000 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane.  We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this regard, our natural gas and electricity business is currently a defendant in two putative class action suits in the federal district courts of New York and Pennsylvania.  The complaints allege a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states.  The complaint in the Pennsylvania action was dismissed in its entirety by the district court, which dismissal is being appealed by the plaintiff.  The complaint in the New York action was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed.  Based on the nature of the allegations under these suits, we believe that the suits are without merit and are defending each of these suits vigorously. With respect to these pending suits, the Partnership has determined, based on the allegations and discovery to date, that no reserve for a loss contingency is required.  The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from either of these two actions.  Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our accrued insurance liabilities, we do not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 25, 2019, there were 579 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

(b)	Not applicable.
(c)	None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data as derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report.  All amounts in the tables below, except per unit data, are in thousands.

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017 (a)	September 24, 2016	September 26, 2015
Statement of Operations Data
Revenues	$1,267,705	$1,344,413	$1,187,886	$1,046,111	$1,416,979
Costs and expenses (b)	1,116,851	1,181,587	1,059,291	956,811	1,232,595
(Loss) gain on sale of business (c)	—	(4,823)	—	9,769	—
Operating income	150,854	158,003	128,595	99,069	184,384
Other, net (b)	4,702	4,692	13,311	8,663	6,626
Interest expense, net	76,663	77,383	75,263	75,086	77,634
Loss on debt extinguishment (d)	—	—	1,567	292	15,072
Provision for (benefit from) income taxes	857	(606)	459	588	700
Net income	68,632	76,534	37,995	14,440	84,352
Net income per Common Unit - basic (e)	1.11	1.24	0.62	0.24	1.39
Net income per Common Unit - diluted (e)	1.10	1.24	0.62	0.24	1.38
Cash distributions declared per unit	$2.40	$2.40	$3.26	$3.55	$3.54

Balance Sheet Data
Cash and cash equivalents	$2,441	$5,164	$2,789	$37,341	$152,338
Current assets	123,440	157,768	139,493	147,299	273,413
Total assets	1,998,348	2,101,199	2,171,283	2,282,299	2,470,010
Current liabilities	216,130	219,038	210,366	205,054	210,346
Total debt	1,227,057	1,255,138	1,272,164	1,224,502	1,225,387
Total liabilities	1,574,518	1,607,375	1,618,301	1,574,068	1,571,690
Partners' capital - Common Unitholders	$450,016	$518,494	$581,794	$754,063	$947,203

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities (f)	$226,781	$210,412	$163,821	$158,954	$326,983
Investing activities	(48,515)	(39,090)	(22,988)	(53,905)	(35,972)
Financing activities (f)	$(180,989)	$(168,947)	$(175,385)	$(220,046)	$(231,312)

Other Data
Depreciation and amortization	$120,872	$125,222	$127,938	$129,616	$133,294
EBITDA (g)	267,024	278,533	241,655	219,730	295,980
Adjusted EBITDA (g)	275,032	283,046	243,045	223,043	334,039
Capital expenditures - maintenance and growth (h)	$34,978	$32,902	$28,168	$38,375	$41,213
Retail gallons sold
Propane	426,745	439,955	420,770	414,776	480,372
Fuel oil and refined fuels	29,817	31,045	30,895	30,878	41,878

(a)	Fiscal 2017 included 53 weeks of operations compared to 52 weeks in each of fiscal 2019, 2018, 2016 and 2015.
(b)

During the first quarter of fiscal 2019, we adopted new accounting guidance under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which has been applied retrospectively.  This update required separate disclosure below Operating income on the face of the consolidated statements of operations for certain components of net periodic pension cost and net periodic postretirement cost.  These items are reported in the line item Other, net and included non-cash pension settlement charges of $6.1 million, $2.0 million and $2.0 million for fiscal 2017, 2016 and 2015, respectively, to accelerate the recognition of actuarial losses in our defined benefit pension plans as a result of the level of lump sum retirement benefit payments made.

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

•

On March 3, 2016, we entered into a Second Amended and Restated Credit Agreement (“the “Amended Credit Agreement”) that provides for a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $113.5 million, $143.6 million, $162.6 million and $100.0 million was outstanding as of September 28, 2019, September 29, 2018, September 30, 2017, and September 24, 2016, respectively.  As of the end of fiscal 2015, $100.0 million was outstanding under the revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility of the Amended Credit Agreement.  The Amended Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity date from January 5, 2017 to March 3, 2021, reduce the borrowing rate, amend certain affirmative and negative covenants and increase the revolving credit facility from $400.0 million to $500.0 million.  In connection with the Amended Credit Agreement, we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

(f)

During the first quarter of fiscal 2019, we adopted new accounting guidance under ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  Cash flows for the payments under non-compete agreements have been reclassed from operating activities to financing activities accordingly.  The amounts reclassed from operating activities to financing activities for these payments were $1,660, $1,870, $2,485, $1,533 and $2,774 for fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

(g)

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA represents EBITDA, excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other items, as applicable, as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as supplemental measures of operating performance and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our operating results.  EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP.  Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017	September 24, 2016	September 26, 2015
Net income	$68,632	$76,534	$37,995	$14,440	$84,352
Add:
Provision for (benefit from) income taxes	857	(606)	459	588	700
Interest expense, net	76,663	77,383	75,263	75,086	77,634
Depreciation and amortization	120,872	125,222	127,938	129,616	133,294
EBITDA	267,024	278,533	241,655	219,730	295,980
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	8,008	(310)	(6,277)	1,190	(1,855)
Loss (gain) on sale of business	—	4,823	—	(9,769)	—
Pension settlement charge	—	—	6,100	2,000	2,000
Loss on debt extinguishment	—	—	1,567	292	15,072
Multi-employer pension plan withdrawal charge	—	—	—	6,600	11,300
Product liability settlement	—	—	—	3,000	—
Integration-related costs	—	—	—	—	11,542
Adjusted EBITDA	$275,032	$283,046	$243,045	$223,043	$334,039

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

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and litigation reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.  Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors.  We believe that the following are our critical accounting estimates:

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

Accrued Insurance.  Our accrued insurance represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liability.  For each claim, we record a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data.  Our insurance provisions are susceptible to change to the extent that actual claims development differs from historical claims development.  We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers.  For the portion of our estimated insurance liability that exceeds our deductibles, we record an asset related to the amount of the liability expected to be paid by the insurance companies.  Historically, we have not experienced significant variability in our actuarial estimates for claims incurred but not reported.  Accrued insurance provisions for reported claims are reviewed at least quarterly, and our assessment of whether a loss is probable and/or reasonably estimable is updated as necessary.  Due to the inherently uncertain nature of, in particular, product liability claims, the ultimate loss may differ materially from our estimates.  However, because of the nature of our insurance arrangements, those material variations historically have not, nor are they expected in the future to have, a material impact on our results of operations or financial position.

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

Results of Operations and Financial Condition

Net income for fiscal 2019 was $68.6 million, or $1.11 per Common Unit, compared to $76.5 million, or $1.24 per Common Unit, in fiscal 2018.

Net income and EBITDA (as defined and reconciled below) for fiscal 2018 included a loss of $4.8 million from the sale of certain assets and operations in a non-strategic market of the propane segment.  Excluding the effects of the foregoing item in the prior year and unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $275.0 million for fiscal 2019, compared to $283.0 million in the prior year.

Retail propane gallons sold in fiscal 2019 of 426.7 million gallons decreased 3% compared to the prior year, primarily due to an erratic and inconsistent weather pattern throughout fiscal year 2019 that negatively impacted customer demand.  While average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2019 were 6% warmer than normal and 1% cooler than the prior year, average temperatures during the peak demand months of December and January were 4% and 10% warmer than the same months in the prior year, respectively.

Revenues for fiscal 2019 of $1,267.7 million decreased 5.7% compared to the prior year, primarily due to lower propane volumes sold, combined with lower retail selling prices associated with lower wholesale costs.

Cost of products sold for fiscal 2019 of $522.0 million decreased 11.9% compared to the prior year, primarily due to lower wholesale costs and lower volumes sold.  Average propane prices (basis Mont Belvieu, Texas) decreased 32.8% compared to the prior year.  Cost of products sold for fiscal 2019 included an $8.0 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.3 million unrealized (non-cash) gain in fiscal 2018.  These unrealized items are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $474.0 million for fiscal 2019 increased 2.2% compared to the prior year, primarily due to higher payroll and benefit-related costs and higher vehicle repairs and maintenance costs, partially offset by lower bad debt expense.

During fiscal 2019, we succeeded in accomplishing many significant goals that will provide further support for our long-term strategic growth initiatives.  The following highlights a few key accomplishments for fiscal 2019:

•

We made additional meaningful progress towards strengthening our balance sheet by reducing debt by $30.1 million with cash flows from operating activities.  As a result of the debt reduction, our overall Consolidated Leverage Ratio improved to 4.34x at the end of fiscal 2019;

•	We acquired and successfully integrated three well-run propane businesses;
•	We extended our reach in certain strategic markets that were not previously served by our existing footprint;
•	We made investments in new handheld technology for drivers and service technicians to improve efficiency and enhance the customer experience; and
•

We launched a brand refresh called the Three Pillars of the Suburban Propane Experience, which focuses on the key elements of our time-honored brand: Suburban Propane’s Commitment to Excellence, SuburbanCares and Go Green with Suburban Propane.

On October 24, 2019, we announced that our Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended September 28, 2019. This quarterly distribution rate equates to an annualized rate of $2.40 per Common Unit.  The distribution was paid on November 12, 2019 to Common Unitholders of record as of November 5, 2019.

As we look ahead to fiscal 2020, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $35.0 million; (ii) approximately $72.1 million of interest and income tax payments; and (iii) approximately $148.9 million of distributions to Unitholders, based on the current annualized rate of $2.40 per Common Unit.  Based on our liquidity position, which includes availability of funds under the Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	(Decrease)	(Decrease)
	2019	2018	Increase	Increase
Revenues
Propane	$1,083,446	$1,153,323	$(69,877)	(6.1)%
Fuel oil and refined fuels	92,084	91,520	564	0.6%
Natural gas and electricity	45,206	54,308	(9,102)	(16.8)%
All other	46,969	45,262	1,707	3.8%
Total revenues	$1,267,705	$1,344,413	$(76,708)	(5.7)%
Retail gallons sold
Propane	426,745	439,955	(13,210)	(3.0)%
Fuel oil and refined fuels	29,817	31,045	(1,228)	(4.0)%

Total revenues decreased $76.7 million, or 5.7%, to $1,267.7 million for fiscal 2019 compared to $1,344.4 million for the prior year, primarily due to lower volumes sold and lower average selling prices associated with lower wholesale costs.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2019 were 1% cooler than the prior year, albeit 6% warmer than normal.  The cooler temperatures compared to the prior year were principally experienced in the early and latter parts of the heating season, which generally has less of an impact on customer demand than heating degree days in December and January.  Average temperatures during the months of December and January were 8% and 10% warmer than normal, respectively, and 4% and 10% warmer than the corresponding month in the prior year, respectively.

Revenues from the distribution of propane and related activities of $1,083.4 million for fiscal 2019 decreased $69.9 million, or 6.1%, compared to $1,153.3 million for the prior year, primarily due to lower retail volumes sold and lower average retail selling prices associated with a drop in wholesale costs.  Retail propane gallons sold in fiscal 2019 decreased 13.2 million gallons, or 3.0%, to 426.7 million gallons, resulting in a decrease in revenues of $34.0 million.  Average propane selling prices for fiscal 2019 decreased 1.9% compared to the prior year, resulting in a $20.8 million decrease in revenues.  Included within the propane segment are revenues from risk management activities of $4.5 million for fiscal 2019, which decreased $15.1 million due to a lower notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $92.1 million for fiscal 2019 increased $0.6 million, or 0.6%, from $91.5 million for the prior year, primarily due to an increase in average selling prices, offset to an extent by lower volumes sold. Average selling prices for fuel oil and refined fuels increased 4.6%, resulting in a $4.0 million increase in revenues.  Fuel oil and refined fuels gallons sold decreased 1.2 million gallons, or 4.0%, resulting in a $3.4 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $9.1 million, or 16.8%, to $45.2 million in fiscal 2019 compared to $54.3 million in the prior year mainly due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission to reregulate this segment of our business (see Item 1), as well as lower electricity usage.

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	(Decrease)	(Decrease)
	2019	2018	Increase	Increase
Cost of products sold
Propane	$418,265	$481,991	$(63,726)	(13.2)%
Fuel oil and refined fuels	63,114	64,330	(1,216)	(1.9)%
Natural gas and electricity	27,024	32,917	(5,893)	(17.9)%
All other	13,585	13,392	193	1.4%
Total cost of products sold	$521,988	$592,630	$(70,642)	(11.9)%
As a percent of total revenues	41.2%	44.1%

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

From a commodity perspective, propane prices in the United States steadily decreased during most of fiscal 2019, reflecting higher U.S. propane inventory levels. As of September 2019, inventory levels in the United States were 28% higher than at September 2018 and 9% higher than the 5-year average.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2019 were 32.8% and 3.9% lower than the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $8.0 million and unrealized (non-cash) gains of $0.3 million reported in cost of products sold in fiscal 2019 and 2018, respectively, resulting in a year-over-year increase of $8.3 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $418.3 million for fiscal 2019 decreased $63.7 million, or 13.2%, compared to the prior year, primarily due to lower wholesale costs and lower volumes sold.  The decreases in average propane costs and propane volumes sold during fiscal 2019 resulted in decreases in cost of products sold of $46.2 million and $14.5 million, respectively.  Cost of products sold from risk management activities decreased $11.3 million compared to the prior year, primarily due to a lower notional amount of hedging contracts that were settled physically.

Cost of products sold associated with our fuel oil and refined fuels segment of $63.1 million for fiscal 2019 decreased $1.2 million, or 1.9%, compared to the prior year, primarily due to lower volumes sold, which was offset to an extent by higher average wholesale costs.  Lower volumes sold resulted in a decrease in cost of products sold of $2.5 million over the prior year.

Cost of products sold in our natural gas and electricity segment of $27.0 million for fiscal 2019 decreased $5.9 million, or 17.9%, compared to the prior year, primarily due to lower electricity usage.

Total cost of products sold as a percent of total revenues decreased 2.9 percentage points to 41.2% in fiscal 2019 from 44.1% in the prior year, primarily due to the decline in wholesale costs outpacing the decline in average selling prices on a percentage basis, offset to an extent by an increase in propane costs resulting from risk management activities, net of the impact of mark-to-mark adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2019	2018	Increase	Increase
Operating expenses	$402,957	$397,489	$5,468	1.4%
As a percent of total revenues	31.8%	29.6%

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

Operating expenses of $403.0 million for fiscal 2019 increased $5.5 million, or 1.4%, compared to $397.5 million in the prior year, primarily due to higher payroll and benefit-related costs and higher vehicle repairs and maintenance costs, offset to an extent by lower bad debt expense.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2019	2018	Increase	Increase
General and administrative expenses	$71,034	$66,246	$4,788	7.2%
As a percent of total revenues	5.6%	4.9%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $71.0 million for fiscal 2019 increased $4.8 million, or 7.2%, compared to $66.2 million in the prior year, primarily due to higher variable compensation expenses under long-term incentive plans and higher professional services fees for marketing and advertising initiatives.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2019	2018	Decrease	Decrease
Depreciation and amortization	$120,872	$125,222	$(4,350)	(3.5)%
As a percent of total revenues	9.5%	9.3%

Depreciation and amortization expense of $120.9 million in fiscal 2019 decreased $4.4 million from $125.2 million in the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2019	2018	Decrease	Decrease
Interest expense, net	$76,663	$77,383	$(720)	(0.9)%
As a percent of total revenues	6.0%	5.8%

Net interest expense of $76.7 million for fiscal 2019 decreased $0.7 million from $77.4 million in the prior year, driven primarily by a lower average level of outstanding borrowings, partially offset by an increase in short-term benchmark interest rates on outstanding borrowings under our Revolving Credit Facility.  We reduced total outstanding borrowings under the Revolving Credit Facility by $30.1 million from operating cash flows during fiscal 2019.  See Liquidity and Capital Resources below for additional discussion.

Loss on Sale of Business

During the first quarter of fiscal 2018, we sold certain assets and operations in a non-strategic market of our propane segment for $2.8 million plus working capital consideration, resulting in a loss of $4.8 million.  The corresponding net assets and results of operations were not material to our results of operations, financial position and cash flows.

Net Income and Adjusted EBITDA

Net income for fiscal 2019 amounted to $68.6 million, or $1.11 per Common Unit, compared to $76.5 million, or $1.24 per Common Unit, in fiscal 2018. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2019 amounted to $267.0 million, compared to $278.5 million for fiscal 2018.

Net income and EBITDA for fiscal 2018 included a $4.8 million loss from the sale of certain assets and operations in a non-strategic market of the propane segment.  Excluding the effects of this item, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $275.0 million for fiscal 2019, compared to Adjusted EBITDA of $283.0 million for fiscal 2018.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 28,	September 29,
	2019	2018
Net income	$68,632	$76,534
Add:
Provision for (benefit from) income taxes	857	(606)
Interest expense, net	76,663	77,383
Depreciation and amortization	120,872	125,222
EBITDA	267,024	278,533
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	8,008	(310)
Loss on sale of business	—	4,823
Adjusted EBITDA	$275,032	$283,046

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenues
Propane	$1,153,323	$1,011,078	$142,245	14.1%
Fuel oil and refined fuels	91,520	78,126	13,394	17.1%
Natural gas and electricity	54,308	55,103	(795)	(1.4)%
All other	45,262	43,579	1,683	3.9%
Total revenues	$1,344,413	$1,187,886	$156,527	13.2%
Retail gallons sold
Propane	439,955	420,770	19,185	4.6%
Fuel oil and refined fuels	31,045	30,895	150	0.5%

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

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2018	2017	Increase	Increase
Operating expenses	$397,489	$397,354	$135	0.0%
As a percent of total revenues	29.6%	33.5%

Operating expenses of $397.5 million for fiscal 2018 increased $0.1 million compared to $397.4 million in the prior year, as higher variable operating costs attributable to an increase in deliveries and other operational activities to support higher customer demand, higher fuel costs to operate our fleet, and higher variable compensation expense associated with higher earnings were substantially offset by continued savings from operating efficiencies identified and implemented during fiscal 2018.

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2019 amounted to $226.8 million, an increase of $16.4 million compared to the prior year.  The increase was primarily attributable to a smaller increase in working capital compared to the prior year, stemming from a decline in average wholesale costs of propane, offset to an extent by lower earnings (discussed above).

Investing Activities. Net cash used in investing activities of $48.5 million for fiscal 2019 consisted of capital expenditures of $35.0 million (including $21.1 million to support the growth of operations and $13.9 million for maintenance expenditures) and $19.3 million used in the acquisition of three retail propane businesses (see Part IV, Note 4 of this Annual Report), partially offset by $5.8 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $39.1 million for fiscal 2018 consisted of capital expenditures of $32.9 million (including $19.7 million to support the growth of operations and $13.2 million for maintenance expenditures) and $14.9 million used in the acquisition of two retail propane businesses (see Part IV, Note 4 of this Annual Report), partially offset by $5.9 million in net proceeds from the sale of property, plant and equipment and $2.8 million in proceeds from the sale of assets and operations in a non-strategic market.

Financing Activities. Net cash used in financing activities for fiscal 2019 of $181.0 million reflected the quarterly distribution to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2018 and the first three quarters of fiscal 2019, net repayments of borrowings under the Revolving Credit Facility of $30.1 million, and other financing activities of $3.0 million.

Net cash used in financing activities for fiscal 2018 of $168.9 million reflected the quarterly distribution to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2017 and the first three quarters of fiscal 2018, net repayments of borrowings under the Revolving Credit Facility of $19.0 million, and other financing activities of $2.7 million.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 28, 2019, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $113.5 million outstanding under our Revolving Credit Facility.  During fiscal 2019, we repaid $30.1 million under our Revolving Credit Facility from operating cash flows.  See Part IV, Note 9 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2019 are as follows: fiscal 2020: $-0-; fiscal 2021: $113.5 million; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $525.0 million; and thereafter: $600.0 million.

Partnership Distributions

We are required to make distributions in an amount equal to all of our Available Cash, as defined in our Third Amended and Restated Partnership Agreement, as amended (the “Partnership Agreement”), no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates.  Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter, less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters.  The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management.

On October 24, 2019, we announced that our Board of Supervisors had declared a quarterly distribution of $0.60 per Common Unit for the three months ended September 28, 2019. This quarterly distribution rate equates to an annualized rate of $2.40 per Common Unit.  The distribution was paid on November 12, 2019 to Common Unitholders of record as of November 5, 2019.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  Effective June 1, 2017, we amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  As a result of the level of plan participants that elected to receive a lump sum distribution under this plan amendment, we made additional contributions to the plan above the minimum funding requirement in fiscal 2017.  We made contribution payments to the defined benefit pension plan of $5.4 million, $4.8 million and $11.5 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  As of September 28, 2019 and September 29, 2018, the plan’s projected benefit obligation exceeded the fair value of plan assets by $34.6 million and $33.7 million, respectively.  The net liability recognized in the consolidated financial statements for the defined benefit pension plan increased by $0.9 million during fiscal 2019, which was primarily attributable to the decrease in the discount rate used to measure the benefit obligation.  During fiscal 2020, we expect to contribute approximately $6.6 million to the defined benefit pension plan in the form of a minimum funding requirement.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  For purposes of measuring the projected benefit obligation as of September 28, 2019 and September 29, 2018, we used a discount rate of 2.875% and 4.0%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.  With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

Effective June 1, 2017, we amended the defined benefit pension plan to provide eligible terminated vested participants with a limited-time opportunity to elect immediate distribution of their benefits in the form of a single lump sum.  Lump sum pension settlement payments for fiscal 2017 included $16.2 million in benefits paid to those that participated in this limited-time opportunity, which expired in August 2017.  During fiscal 2019 and fiscal 2018, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in these fiscal years.  However, during fiscal 2017, lump sum settlement payments of $20.8 million exceeded the interest and service cost components of the net periodic pension cost of $4.2 million.  As a result, we recorded a non-cash settlement charge of $6.1 million during the fourth quarter of fiscal 2017 in order to accelerate recognition of a portion of cumulative unrecognized losses.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 28, 2019:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2025 and
	2020	2021	2022	2023	2024	thereafter
Long-term debt obligations	$—	$113,500	$—	$—	$525,000	$600,000
Interest payments	71,074	69,078	63,813	63,813	63,813	58,594
Operating lease obligations (a)	26,808	23,572	21,043	16,267	10,980	25,128
Self-insurance obligations (b)	15,744	13,307	11,303	6,489	3,199	16,790
Pension contributions (c)	6,590	4,900	8,200	8,800	8,400	27,000
Other contractual obligations (d)	6,335	7,474	4,997	1,615	1,061	12,341
Total	$126,551	$231,831	$109,356	$96,984	$612,453	$739,853

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $4.0 million, $3.5 million, $3.1 million, $1.8 million, $0.9 million and $4.8 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	Amounts represent estimated minimum funding requirements for our pension plan.
(d)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $65.8 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through November 1, 2020.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 50% of our vehicle fleet, approximately 26% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $31.3 million, $30.1 million and $30.6 million for fiscal 2019, 2018 and 2017, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2019 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2028, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $18.6 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 28, 2019 and September 29, 2018.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 28, 2019, we were not party to any interest rate swap agreement.

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

A.	The fair value of open positions as of September 28, 2019.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 28, 2019 indicates an increase in potential future net losses of $5.3 million.  See also Item 7A of this Annual Report.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2019
Revenues	$377,104	$504,377	$214,212	$172,012	$1,267,705
Costs of products sold	182,585	201,522	78,596	59,285	521,988
Operating income (loss)	48,534	142,090	(8,784)	(30,986)	150,854
Net income (loss)	27,719	121,016	(29,041)	(51,062)	68,632
Net income (loss) per Common Unit - basic (b)	$0.45	$1.96	$(0.47)	$(0.82)	$1.11
Net income (loss) per Common Unit - diluted (b)	$0.45	$1.94	$(0.47)	$(0.82)	$1.10

Cash provided by (used in):
Operating activities	7,343	93,901	64,859	60,678	226,781
Investing activities	(5,829)	(18,203)	(14,489)	(9,994)	(48,515)
Financing activities	(90)	(76,358)	(53,800)	(50,741)	(180,989)
EBITDA (c)	$77,429	$171,538	$20,191	$(2,134)	$267,024
Adjusted EBITDA (c)	$93,340	$163,017	$20,053	$(1,378)	$275,032
Retail gallons sold
Propane	124,053	165,241	73,785	63,666	426,745
Fuel oil and refined fuels	9,136	13,240	4,331	3,110	29,817

Fiscal 2018
Revenues	$373,277	$536,282	$241,936	$192,918	$1,344,413
Costs of products sold	165,189	246,642	95,392	85,407	592,630
Loss on sale of business (a)	4,823	—	—	—	4,823
Operating income (loss) (d)	56,920	127,404	4,233	(30,554)	158,003
Net income (loss)	37,168	106,787	(16,595)	(50,826)	76,534
Net income (loss) per Common Unit - basic (b)	$0.61	$1.74	$(0.27)	$(0.83)	$1.24
Net income (loss) per Common Unit - diluted (b)	$0.60	$1.73	$(0.27)	$(0.83)	$1.24

Cash provided by (used in):
Operating activities (e)	2,716	80,855	73,765	53,076	210,412
Investing activities	(8,378)	(8,124)	(16,275)	(6,313)	(39,090)
Financing activities (e)	8,780	(72,896)	(59,793)	(45,038)	(168,947)
EBITDA (c)	$86,879	$158,433	$34,320	$(1,099)	$278,533
Adjusted EBITDA (c)	$93,233	$162,129	$30,514	$(2,830)	$283,046
Retail gallons sold
Propane	124,986	169,724	80,491	64,754	439,955
Fuel oil and refined fuels	9,122	13,645	5,138	3,140	31,045

(a)

During the first quarter of fiscal 2018, we sold certain assets and operations in a non-strategic market of the propane segment for $2.8 million, plus working capital consideration, resulting in a loss of $4.8 million.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2019
Net income (loss)	$27,719	$121,016	$(29,041)	$(51,062)	$68,632
Add:
Provision for income taxes	151	252	175	279	857
Interest expense, net	19,488	19,647	18,906	18,622	76,663
Depreciation and amortization	30,071	30,623	30,151	30,027	120,872
EBITDA	77,429	171,538	20,191	(2,134)	267,024
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	15,911	(8,521)	(138)	756	8,008
Adjusted EBITDA	$93,340	$163,017	$20,053	$(1,378)	$275,032

Fiscal 2018
Net income (loss)	$37,168	$106,787	$(16,595)	$(50,826)	$76,534
Add:
(Benefit from) provision for income taxes	(934)	41	144	143	(606)
Interest expense, net	19,514	19,402	19,512	18,955	77,383
Depreciation and amortization	31,131	32,203	31,259	30,629	125,222
EBITDA	86,879	158,433	34,320	(1,099)	278,533
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,531	3,696	(3,806)	(1,731)	(310)
Loss on sale of business	4,823	—	—	—	4,823
Adjusted EBITDA	$93,233	$162,129	$30,514	$(2,830)	$283,046

(d)

During the first quarter of fiscal 2019, we adopted new accounting guidance under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which has been applied retrospectively.  This update required separate disclosure below Operating income on the face of the consolidated statements of operations for certain components of net periodic pension cost and net periodic postretirement cost.

(e)

During the first quarter of fiscal 2019, we adopted new accounting guidance regarding presentation of cash flows under ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which has been applied retrospectively. This update addresses specific cash flow issues and has no material impact on the consolidated statement of cash flows.

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 28, 2019.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 28, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 28, 2019. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 28, 2019, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 27, 2019 on the effectiveness of our internal control over financial reporting, which is included herein.

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

Mr. Logan, Chairman of the Board, presides at regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the regular meetings of the Board of Supervisors.  Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 27, 2019.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	50	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	49	Chief Financial Officer & Chief Accounting Officer
Steven C. Boyd	55	Chief Operating Officer
Douglas T. Brinkworth	58	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	54	Senior Vice President – Information Services
Daniel S. Bloomstein	46	Vice President and Controller
A. Davin D’Ambrosio	55	Vice President and Treasurer
Bryon L. Koepke	47	Vice President – General Counsel and Secretary
Keith P. Onderdonk	55	Vice President – Operational Support
Michael A. Schueler	53	Vice President – Product Supply
Sandra N. Zwickel	53	Vice President – Human Resources
Harold R. Logan, Jr.	75	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	89	Member of the Board of Supervisors
Jane Swift	54	Member of the Board of Supervisors
Lawrence C. Caldwell	73	Member of the Board of Supervisors
Matthew J. Chanin	65	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Terence J. Connors	65	Member of the Board of Supervisors (Chairman of the Audit Committee)
William M. Landuyt	64	Member of the Board of Supervisors

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

Mr. Stivala’s qualifications to sit on our Board include his eighteen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

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

Mr. D’Ambrosio has served as our Treasurer since November 2002 and was promoted to Vice President in October 2007.  He served as our Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000.  Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Koepke became our Vice President – General Counsel and Secretary in October 2019, after serving as our Vice President – Deputy General Counsel and Assistant Secretary since March 2019.  Prior to joining the Partnership, Mr. Koepke served several years as senior in-house legal counsel for Avis Budget Group, Inc. and Caterpillar Inc. and as a senior attorney for the U.S. Securities and Exchange Commission.

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

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007.  Mr. Logan co-founded, and from 2006 to the present has been serving as a Director of, Basic Materials and Services LLC, an investment company that, until it went inactive in May 2018, invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry.  From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products.  From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc.  From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil.  Mr. Logan is also a Director of Cimarex Energy Co. and Hart Energy Publishing LLP, and, through May 2019, was a Director of InfraREIT, Inc. and through May 2017, was a Director of Graphic Packaging Holding Company.

Over the past forty plus years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance.  Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies.  Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as our Chairman. Since 1996, Mr. Logan has been a director of ten public companies and has served on audit, compensation and governance committees.

Mr. Stookey has served as a Supervisor since March 1996.  He was Chairman of the Board of Supervisors from March 1996 through January 2007.  From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum Chemical Corporation, a predecessor of the Partnership.  He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc, a global diversified industrial conglomerate, in September 1993 until October 1995, at which time he retired.  Since then, Mr. Stookey has served as a trustee of a number of non-profit organizations, including founding and serving as non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to training inner city individuals to become computer and software technicians), The Berkshire Choral Festival and also currently serves on the Board of Directors and Audit Committee of The Berkshire Taconic Community Foundation, the Board of Directors of The Clark Foundation and The Robert Sterling Clark Foundation and as a Life Trustee of the Boston Symphony Orchestra.

Mr. Stookey’s qualifications to sit on our Board include his extensive experience as Chief Executive Officer of four corporations (including a predecessor of the Partnership) and his many years of service as a director of publicly-owned corporations and non-profit organizations.

Ms. Swift has served as a Supervisor since April 2007.  In July 2019, Ms. Swift was appointed President and Executive Director of LearnLaunch Institute, a not-for-profit healthcare educational institution in Boston, Massachusetts.  From January 2018 through February 2019, Ms. Swift served as Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence.  From August 2011 through April 2017, Ms. Swift served as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, she served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, Ms. Swift founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Ms. Swift also provides consulting services to various clients, including Whiteboard Advisors, a leading education research, consulting and communications firm in the United States.  She has previously served on the boards of K12, Inc., Animated Speech Company, The Young Writers Project, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning. Ms. Swift currently serves on several not-for-profit boards and advisory boards, including School of Leadership Afghanistan; Vote, Run, Lead, and Academic Programs International and also currently serves on the Board of Directors for Climb Credit, Inc., a financer of post-secondary education programs.  Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

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

Mr. Connors has served as a Supervisor since January 2017.  Mr. Connors retired in September 2015 from KPMG LLP after nearly forty years in public accounting. Prior to joining KPMG in 2002 he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. At KPMG he was a professional practice partner, SEC Reviewing Partner and was elected to serve as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Mr. Connors currently serves as a director and audit committee chairman of FS Credit Real Estate Income Trust, Inc., a commercial mortgage nontraded real estate investment trust, and Adapt Health Corp., a leading provider of home healthcare equipment and services in the United States.  He previously served as a director and audit committee chairman of Cardone Industries, Inc., one of the largest privately-held automotive parts remanufacturers in the world. Mr. Connors also serves as a trustee of St. Joseph’s Preparatory School in Philadelphia.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC.  Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file.  Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2019, except as follows: Michael A. Schueler, Vice President – Product Supply, two reports covering six transactions.  On November 20, 2019, we filed a Form 5 with the SEC for these transactions.

Codes of Ethics and of Business Conduct

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and a Code of Business Conduct that applies to all of our employees, officers and Supervisors.  A copy of our Code of Ethics and our Code of Business Conduct is available without charge from our website at www.suburbanpropane.com or upon written request directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  Any amendments to, or waivers from, provisions of our Code of Ethics or our Code of Business Conduct will be posted on our website.

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

During fiscal 2019, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11 below.

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

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2018, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial Officer and Chief Accounting Officer
Steven C. Boyd	Chief Operating Officer
Douglas T. Brinkworth	Senior Vice President, Product Supply, Purchasing and Logistics
Paul Abel	Senior Vice President, General Counsel and Secretary (Retired on October 1, 2019)

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

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 1,836 organizations and approximately 1,863 positions that may or may not include similarly-sized national propane marketers.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership.  There was no formal consultancy role played by Mercer.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer benchmarking database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resources consulting firm, formerly known as Towers Watson & Co., in developing compensation packages for each of our named executive officers.  During fiscal 2019, the Committee engaged WTW to provide current benchmarking recommendations for each of our executive officers.  These recommendations were reviewed by the Committee to evaluate and approve compensation packages for each of our named executive officers for fiscal 2020.  WTW benchmarked the base salaries and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States.  In accordance with the Committee’s informal policy of considering executive pay increases every other year (except when special circumstances dictate otherwise), and because fiscal 2019 was a year during which the Committee did not consider base salary increases for our executive officers, the Committee did not commission WTW to provide benchmarking recommendations for fiscal 2019, and, as such, the prior benchmarking study by WTW was performed in fiscal 2017 in relation to the evaluation process for compensation packages for fiscal 2018.

Our Unitholders:  Say-on-Pay

At their 2018 Tri-Annual Meeting, our Unitholders overwhelmingly approved an advisory resolution approving executive compensation (commonly referred to as “Say-on-Pay”).  As a result, the Committee determined that no major revisions of its executive compensation practices were required. However, the Committee periodically evaluates its compensation practices for possible improvement.  The following represents the 2018 Say-on-Pay voting results:

For	Against	Abstain	Broker Non-Votes
20,477,392	2,064,445	711,994	31,836,738

The Annual Compensation Decision Making Process

Fiscal 2019 Committee Meetings

The Committee holds three regularly-scheduled meetings during the fiscal year:  one in October or November, one in January and one in July, and may meet at other times during the year as warranted.  The Committee finalized the fiscal 2019 compensation packages for each of our named executive officers at its November 13, 2018 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each senior executive’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive’s compensation package for fiscal 2019.  The Committee considered a number of factors in establishing the fiscal 2019 executive compensation packages; including, but not limited to, experience, scope of responsibility and individual performance.

Prior to making its decisions regarding each named executive officer’s fiscal 2019 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year.  At that time, “total cash compensation opportunity” consisted of base salary, an annual cash bonus, a cash settled long-term incentive, and distribution equivalent rights payments.  The Committee then compared each named executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the recommendations provided by WTW for fiscal 2018.  In summary, in approving the fiscal 2019 compensation packages for our named executive officers, the Committee based its final decisions on both the information contained in the Mercer benchmarking database and, in particular, on recommendations made by WTW for the previous fiscal year.

Our Approach to Setting Compensation Packages

The Committee has adopted an informal policy of only considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances warrant adjustments); however, the Committee conducts an annual review of the compensation packages of all of our executive officers.  In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive; including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance.  The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year.  As a result, different weights may be given to different components of compensation among each of our named executive officers.

As previously stated, the Committee was provided with benchmarking data for comparison.  This benchmarking data is just one of a number of factors considered by the Committee, but, in some cases, is not necessarily the most persuasive factor.  The Committee compared total cash compensation opportunities, comprising base salary, annual cash bonuses, cash settled long-term incentives and distribution equivalent rights payments, as well as total direct compensation (which includes grants under our Restricted Unit Plans) to the total mean cash compensation opportunity and total direct compensation opportunity for the parallel position in the Mercer benchmarking database, and to the recommendations previously provided by WTW.

Compensation Peer Group

The Committee bases its benchmarking on a broad base of companies of similar size to the Partnership, and does not rely solely on a peer group of other propane marketers.  The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market.  Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in different economic environments and have different ownership structures which may influence the comparability of compensation data for executive officer positions. This benchmarking approach has been in place for a number of years.

The compensation packages of the named executive officers of Ferrellgas Partners, L.P. and AmeriGas Partners, L.P. were included in the benchmarking study provided by WTW for fiscal 2018 and fiscal 2020 and was reviewed by the Committee as part of its decision-making process in establishing executive compensation for both fiscal 2018 and fiscal 2019.

Risk Mitigation Policies

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy, as amended on November 11, 2015 and November 13, 2018, which established guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain.

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2019:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2019 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

Incentive Compensation Recoupment Policy

Upon recommendation by the Committee, on April 25, 2007, the Board of Supervisors adopted an Incentive Compensation Recoupment Policy that permits the Committee to seek reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments made pursuant to the annual cash bonus plan, the Long-Term Incentive Plan, the Restricted Unit Plans and the Distribution Equivalent Rights Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported.  Such reimbursement can be sought from executives even if they were not personally responsible for the restatement.  In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary; including cancellation of any unvested restricted units.

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

We accomplish these objectives by providing our executive officers with compensation packages that provide a competitive base salary combined with the opportunity to earn both short-term and long-term cash incentives based on the achievement of short-term and long-term performance objectives under a pay-for-performance compensation philosophy.  Recognizing that certain external factors, such as the severity and unpredictability of winter weather patterns, may have a significant influence on annual financial performance in any given year, the Committee evaluates additional factors in determining the amount of incentive compensation earned.  We also provide our executive officers with equity-based compensation opportunities that are intended to align their interests with those of our Unitholders.  The various components of compensation provided to our executive officers are specifically linked to either short-term or long-term performance measures, and encourage equity ownership in the Partnership.  Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achievement of this goal.

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

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, we consider it crucial to emphasize the performance-based elements of the total compensation opportunities that we provide to them.  Therefore, during fiscal 2019, the total cash compensation opportunity for our senior executive officers, including our named executive officers, was at least 47% performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

The following table summarizes each of these components as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2019:

	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Distribution Equivalent Rights
Michael A. Stivala	35%	35%	18%	12%
Michael A. Kuglin	40%	32%	16%	12%
Steven C. Boyd	40%	32%	16%	12%
Douglas T. Brinkworth	39%	32%	16%	13%
Paul Abel	39%	31%	16%	14%

Components of Compensation

Base Salary

Consistent with what has come to be the Committee’s informal policy of only considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment), at its November 13, 2018 meeting, the Committee approved fiscal 2019 base salaries for our named executive officers that were identical to the base salaries approved for fiscal 2018.

The following base salaries were in effect during fiscal 2019 and fiscal 2018 for our named executive officers:

	Fiscal 2019 Base Salary	Fiscal 2018 Base Salary
Michael A. Stivala	$550,000	$550,000
Michael A. Kuglin	$365,000	$365,000
Steven C. Boyd	$365,000	$365,000
Douglas T. Brinkworth	$335,000	$335,000
Paul Abel	$325,000	$325,000

The base salaries paid to our named executive officers in fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “Salary” in the Summary Compensation Table below.

Using the process explained in the section above titled “The Annual Compensation Decision Making Process,” at its November 12, 2019 meeting, the Committee approved the following base salaries for fiscal 2020:

Fiscal 2020* Base Salary
Michael A. Stivala	$600,000
Michael A. Kuglin	$400,000
Steven C. Boyd	$400,000
Douglas T. Brinkworth	$360,000

*  Mr. Abel retired as of October 1, 2019.

Annual Cash Bonus Plan

The Committee uses the annual cash bonus plan (which falls within the Securities and Exchange Commission’s definition of a “Non-Equity Incentive Plan” for the purposes of the Summary Compensation Table and otherwise) to provide a cash incentive award to certain hourly and salaried  employees; including our named executive officers, for the attainment of EBITDA targets for the particular fiscal year, in accordance with the annual budget approved by our Board of Supervisors at the beginning of the fiscal year, and other qualitative factors.

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

At its April 18, 2017 meeting, the Committee discussed possible employee retention issues resulting from the impact that two consecutive years of record warm winter heating seasons had on the ability of our employees; including our named executive officers, to earn a cash incentive bonus under the annual cash bonus plan.  In order to address this, the Committee engaged WTW to review and suggest possible modifications to that plan to help mitigate its predominant dependence on weather-related factors.  After reviewing several recommendations made by WTW for potential modifications to the plan at its July 2017 meeting, the Committee (at its October 24, 2017 meeting) approved two separate modifications to the plan.  These modifications became effective starting with fiscal 2018.

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

Fiscal 2019 Annual Cash Bonus

For fiscal 2019, our Budgeted EBITDA was $283.5 million.  Our Actual Adjusted EBITDA was such that each of our executive officers earned 94% of his or her target cash bonus for the performance-based component of the annual cash bonus plan.  During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 101% and 0% of his target cash bonus for fiscal 2018 and fiscal 2017, respectively.  Additionally, for fiscal 2019 and 2018, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 0% and 10%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan.  Accordingly, based on the performance of the Partnership, and the named executive officers, in fiscal 2020, 94% of target cash bonuses will be paid out in relation to fiscal 2019 and in fiscal 2019, 111% of target cash bonuses were paid out in relation to fiscal 2018.

The fiscal 2019 target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2019 are summarized as follows:

Name	Fiscal 2019 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2019 Target Cash Bonus	Fiscal 2019 Actual Cash Bonus Earned at 94%
Michael A. Stivala	100%	$550,000	$517,000
Michael A. Kuglin	80%	$292,000	$274,480
Steven C. Boyd	80%	$292,000	$274,480
Douglas T. Brinkworth	80%	$268,000	$251,920
Paul Abel	80%	$260,000	$244,400

Provisions of the Plan for Fiscal 2017

During fiscal 2017, our named executive officers had the opportunity to earn between 50% and 120% of their target cash bonuses under the annual cash bonus plan, depending upon the relationship of our Actual Adjusted EBITDA compared to Budgeted EBITDA, in accordance with the following table:

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

The discretionary bonuses provided to our named executive officers for fiscal 2017 are reported in the column titled “Bonus” in the Summary Compensation table below.  The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At its November 12, 2019 meeting, the Committee approved the following fiscal 2020 target cash bonus opportunities for our currently-employed named executive officers:

Name*	Fiscal 2020 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2020 Target Cash Bonus
Michael A. Stivala	100%	$600,000
Michael A. Kuglin	80%	$320,000
Steven C. Boyd	80%	$320,000
Douglas T. Brinkworth	80%	$288,000

*  Mr. Abel retired as of October 1, 2019.

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

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2019 and fiscal 2018 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2021 for the fiscal 2019 awards and at the end of fiscal 2020 for the fiscal 2018 awards):

	Fiscal 2019 Award	Fiscal 2018 Award
Michael A. Stivala	11,928	11,181
Michael A. Kuglin	6,333	5,936
Steven C. Boyd	6,333	5,936
Douglas T. Brinkworth	5,812	5,448
Paul Abel	5,639	5,286

At its meeting on November 12, 2019, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2020.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2022).

Fiscal 2020 Award
Michael A. Stivala	12,650
Michael A. Kuglin	6,747
Steven C. Boyd	6,747
Douglas T. Brinkworth	6,072
Paul Abel*	5,482

*  Mr. Abel was granted an award of unvested LTIP phantom units for fiscal 2020 because he was still an executive officer on September 29, 2019, the first day of our 2020 fiscal year.

Vesting of the LTIP Awards

The three-year measurement period of the fiscal 2017 awards ended simultaneously with the conclusion of fiscal 2019.  As a result of the impact of the two consecutive record warm winter heating seasons on the level of Distributable Cash Flow for both fiscal 2016 and fiscal 2017, it was anticipated that, under the normative provisions of the LTIP, participants would not have earned a cash payout under the fiscal 2017 award.  Accordingly, during fiscal 2017 the Committee engaged WTW to review and suggest possible modifications to the LTIP design in order to help mitigate its predominant dependence on weather-related factors.  At its meeting on July 18, 2017, the Committee reviewed a number of alternatives provided by WTW, but decided that, given the long-term nature of the LTIP, modifications to mitigate the impacts of unseasonably warm weather were not warranted since they would require introducing significant subjectivity into the LTIP design. However, in an effort to continue to incent management for the remainder of the fiscal 2017 award’s measurement period, the Committee decided that it would exercise its discretionary authority under the LTIP to make a retroactive adjustment to the Baseline Cash Flow calculation of the fiscal 2017 award.  Therefore, at a special telephonic meeting on September 27, 2017, the Committee approved a retroactive adjustment to the Baseline Cash Flow calculation of the fiscal 2017 award to reflect the annualized distribution rate to be approved by the Board of Supervisors at its October 2017 meeting in respect of the fourth quarter of fiscal 2017, as if that were the annualized distribution rate in effect since the beginning of fiscal 2017.  In addition, in light of the retroactive nature of this adjustment to the calculation, the Committee elected to cap the maximum potential amount that can be earned by the LTIP participants for the fiscal 2017 award at 120% of the target payment amounts.  As a result of this modification to the fiscal 2017 award calculation, the Partnership’s Distribution Coverage Ratio was such that the participants, including our named executive officers, earned 120% of their target payment amounts.

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55.  A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. Mr. Boyd, Mr. Brinkworth and Mr. Abel are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2019.

At its November 12, 2019 meeting, the Committee re-evaluated the LTIP to ensure that the plan provides the opportunity to earn an incentive that is challenging, yet reasonably attainable.  With that in mind, the Committee increased the distribution coverage ratios at which target and maximum payout levels can be earned under the LTIP.  The following is a comparison of the current thresholds applicable to the outstanding LTIP awards for fiscal 2018 and fiscal 2019, to the new performance criteria, to which the fiscal 2020 awards and all future awards will be subject:

	Current LTIP Thresholds		New LTIP Thresholds
	Distribution Coverage Ratio	% of Award Earned	Distribution Coverage Ratio	% of Award Earned
Minimum Level	1.00x	50%	1.00x	50%
Target Level	1.10x	100%	1.25x	100%
Maximum Level	1.25x	150%	1.50x	150%

Restricted Unit Plans

At their July 22, 2009 Tri-Annual Meeting, our Unitholders approved the adoption of our 2009 Restricted Unit Plan (“RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our named executive officers, managers, other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to this plan which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  At the conclusion of fiscal 2018, there remained 445,804 restricted units available under the RUP for future awards, all of which were awarded by the Committee at their meeting on November 13, 2018.

Because the RUP was scheduled to terminate, by its terms, on July 31, 2019, at their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (“RUP-2”).  Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors.  The provisions of the RUP-2 are substantially identical to the provisions of the RUP with two notable exceptions:  First, for those individuals who meet the retirement-eligible criteria of the retirement provisions of the RUP-2, unvested awards must be held for more than twelve months in order for the retirement provisions of the plan document to apply to such award.  This differs from the retirement provisions of the RUP that require a holding period of more than six months for such awards.  Second, unlike the RUP, the provisions of the RUP-2 place a limit of five percent (5%) of the number of units then authorized for issuance under the plan on the number of restricted units that may (a) be awarded with a vesting schedule other than the standard vesting schedule described below, and (b) subject to certain limited exceptions, have their vesting accelerated to a date prior to the twelve month anniversary of the effective date of their grant. When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period.

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

Outstanding Awards under the RUP

At its November 13, 2018 meeting, in order to continue to further align the interests of our named executive officers with those of our Unitholders, the Committee approved a grant of restricted units to each of our named executive officers.  In determining these fiscal 2019 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2018.  The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the RUP awards granted to our named executive officers at the Committee’s November 13, 2018 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2018	47,793
Michael A. Kuglin	November 15, 2018	28,242
Steven C. Boyd	November 15, 2018	28,242
Douglas T. Brinkworth	November 15, 2018	27,156
Paul Abel	November 15, 2018	32,587

The aggregate grant date fair values of RUP awards made during fiscal 2019, fiscal 2018 and fiscal 2017, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The RUP and the RUP-2 contain retirement provisions that provide for the issuance of Common Units (six months and one day after the retirement date of qualifying participants) relating to unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months under the RUP and at least one year under the RUP-2;
•	The grantee is age 55 or older; and
•	The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Abel are our only named executive officers to whom this retirement provision applied at the end of fiscal 2019.  Because at that time, all of the unvested awards to Mr. Abel and Mr. Brinkworth had been made under the RUP, all of their unvested awards were subject to the retirement provisions of that plan at the conclusion of fiscal 2019.

***

At its November 12, 2019 meeting, the Committee granted the following RUP-2 awards to our named executive officers:

Name*	Grant Date	Quantity
Michael A. Stivala	November 15, 2019	50,419
Michael A. Kuglin	November 15, 2019	31,512
Steven C. Boyd	November 15, 2019	31,512
Douglas T. Brinkworth	November 15, 2019	29,411

*  Mr. Abel retired as of October 1, 2019.

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

The named executive officers of the Partnership (as defined in the DER Plan) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee.  Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, but only after such distribution is paid to the Unitholders, which cash payment is equal to the amount calculated by multiplying (A) the number of unvested restricted units that have been previously awarded to the grantee under any of our RUPs and which are held by the grantee on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause.  DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiary (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units then held by the grantee, or (c) the grantee becoming employed by us or our subsidiary in a role other than as a named executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described above.

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers.  The following table summarizes the DER payments made to our named executive officers during fiscal 2019:

Name	Payment Amount
Michael A. Stivala	$191,322
Michael A. Kuglin	$119,765
Steven C. Boyd	$115,621
Douglas T. Brinkworth	$111,923
Paul Abel	$118,208

The DER Plan payments made to our named executive officers during fiscal 2019 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

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

The changes in the actuarial value, if any, relative to Mr. Boyd’s and Mr. Brinkworth’s participation in the Cash Balance Plan during fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

Deferred Compensation

All employees, including our named executive officers, who satisfy certain service requirements, are eligible to participate in our IRC Section 401(k) Plan, which we refer to as the “401(k) Plan,” in which participants may defer a portion of their eligible cash compensation up to the limits established by law.  We offer the 401(k) Plan to attract and retain talented employees by providing them with a tax-advantaged opportunity to save for retirement.

For fiscal 2019, fiscal 2018 and fiscal 2017, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2019, fiscal 2018 and fiscal 2017 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $280,000 for calendar year 2019, $275,000 for calendar year 2018 and $270,000 for calendar year 2017. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits.  For fiscal 2019, fiscal 2018 and fiscal 2017, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of our named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2019.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$19,783	$—
Michael A. Kuglin	$—	$17,054	$2,950
Steven C. Boyd	$3,500	$7,761	$—
Douglas T. Brinkworth	$3,200	$13,670	$2,950
Paul Abel	$—	$16,866	$2,950

Perquisite-related costs for fiscal 2019, fiscal 2018 and fiscal 2017 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate both because these benefits are an inducement to accepting employment and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Severance Protection Plan.”  During fiscal 2019, our Severance Protection Plan covered all of our executive officers, including our named executive officers.

The Severance Protection Plan provides for severance payments of either 65 or 78 weeks of base salary and target cash bonuses for such officers and key employees if within one year following a change of control their employment is terminated by us or our successor or they resign for Good Reason (as defined in the Severance Protection Plan).  All of our named executive officers are eligible for 78 weeks of base salary and target bonuses. The cash components of any change of control benefits are to be paid in a lump sum.

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

The Severance Protection Plan, as currently designed, has been in place since the Partnership’s initial public offering in 1996.  Because the basic provisions of the existing plan have remained unchanged for over two decades, the Committee commissioned WTW to evaluate current market practices for change of control severance for key employees of similarly sized companies in order to evaluate how the existing plan compares to current market conditions.

Based on the results of the benchmarking study performed by WTW, at its November 12, 2019 meeting, the Committee approved two new Special Severance Plans which become effective January 1, 2020.  One plan, the Executive Special Severance Plan, generally covering our named executive officers, as well as our vice presidents, assistant vice presidents and managing directors provides for severance payments of either 156 weeks, 130 weeks or 104 weeks of base salary and target cash bonuses depending on the respective executive level.  All of our named executive officers are eligible for 156 weeks of base salary and target bonuses in the event of a change of control (as defined by the respective plans).

The second plan, called the Non-Executive Special Severance Plan, covering our senior manager and director level key employees, provides for severance payments equal to 78 weeks of base salary and target cash bonuses for director level key employees and, for senior manager level employees, the greater of 26 weeks or one (1) week for each year of service (up to a maximum of 52 weeks) of base salary.  Eligible key employees in both the Executive Special Severance Plan and the Non-Executive Special Severance Plan are entitled to subsidized health care continuation coverage at varying levels, depending on the length of eligible severance payments, as well as outplacement services.

Under the new plans, eligible key employees must experience a double trigger, meaning a change of control coupled with a “Good Reason” job elimination or diminution in base salary, target bonus or duties and responsibilities, as defined in the new plans.  Eligible key employees will also be required to execute a release of claims, inclusive of an 18-month non-competition, non-solicitation and non-disparagement covenant as a condition of receiving severance payments under the plans.

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

Although it is our practice to comply with the statutory and regulatory provisions of IRC Section 409A, the Severance Protection Plan provides that if any payment under the Severance Protection Plan subjects a participant to the 20% additional tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the additional tax not been payable.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2019.

The Compensation Committee:

Matthew J. Chanin, Chair

Harold R. Logan, Jr.

John Hoyt Stookey

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2019	$550,000	$—	$1,228,007	$708,322	$—	$53,111	$2,539,440
President and Chief Executive Officer	2018	$550,000	$—	$1,112,369	$758,438	$—	$57,777	$2,478,584
	2017	$500,000	$150,000	$995,193	$135,570	$—	$51,594	$1,832,357

Michael A. Kuglin	2019	$365,000	$—	$704,002	$394,245	$—	$51,127	$1,514,374
Chief Financial Officer and	2018	$365,000	$—	$699,628	$417,934	$—	$50,287	$1,532,849
Chief Accounting Officer	2017	$330,000	$79,200	$593,272	$80,571	$—	$44,924	$1,127,967

Steven C. Boyd	2019	$365,000	$—	$704,002	$390,101	$53,528	$43,890	$1,556,521
Chief Operating Officer	2018	$365,000	$—	$699,628	$411,199	$—	$46,674	$1,522,501
	2017	$330,000	$79,200	$506,849	$72,749	$1,742	$42,384	$1,032,924

Douglas Brinkworth	2019	$335,000	$—	$668,546	$363,843	$29,507	$52,212	$1,449,108
Senior Vice President:	2018	$335,000	$—	$665,197	$382,815	$—	$54,897	$1,437,909
Product Supply, Purchasing and Logistics	2017	$310,000	$74,400	$496,272	$72,749	$1,791	$51,048	$1,006,260

Paul Abel	2019	$325,000	$—	$761,842	$362,608	$—	$29,202	$1,478,652
Senior Vice President, General	2018	$325,000	$—	$622,176	$369,722	$—	$43,820	$1,360,718
Counsel and Secretary	2017	$300,000	$67,500	$481,076	$69,542	$—	$41,042	$959,160

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, and DER Plan payments), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria. For fiscal 2017, the Committee provided each of our named executive officers with discretionary bonus payments equal to 30% of their respective cash bonus targets in recognition of the operational and financial achievements in fiscal 2017 compared to the prior year.  During fiscal years 2019 and 2018, the Committee did not provide our named executive officers with non-performance related bonus payments.  For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis” above.

(3)

The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2019, 2018 and 2017, as well as the aggregate grant date fair value of awards made in fiscal years 2019, 2018, and 2017 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions.  These amounts were calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  For the LTIP awards granted in fiscal 2019, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth, and Abel would be $541,322, $287,396, $287,396, $263,770, and $255,901, respectively.  Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments received by our named executive officers under the LTIP.  The actual payments earned by our named executive officers for the 2017 LTIP awards (the measurement period of which concluded at the end of fiscal 2019) are reported in the “Equity Vested Table for 2019” below.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
2019
RUP	$867,125	$512,404	$512,404	$492,700	$591,241
LTIP	360,882	191,598	191,598	175,846	170,601
Total	$1,228,007	$704,002	$704,002	$668,546	$761,842
2018
RUP	$756,866	$510,889	$510,889	$491,971	$454,117
LTIP	355,503	188,739	188,739	173,226	168,059
Total	$1,112,369	$699,628	$699,628	$665,197	$622,176
2017
RUP	$664,690	$418,768	$332,345	$332,345	$332,345
LTIP	330,503	174,504	174,504	163,927	148,731
Total	$995,193	$593,272	$506,849	$496,272	$481,076

(4)

For fiscal 2017, the amounts reported in this column represent each named executive officer's DER Plan payments received during fiscal 2017.  No annual cash bonus was earned for fiscal 2017 under the annual cash bonus plan.  The DER Plan is discussed under the subheading “Distribution Equivalent Rights Plan” in the “Compensation Discussion and Analysis.”  The fiscal 2019 and fiscal 2018 breakdowns of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

2019	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
Annual Cash Bonus	$517,000	$274,480	$274,480	$251,920	$244,400
DER Payments	191,322	119,765	115,621	111,923	118,208
Total	$708,322	$394,245	$390,101	$363,843	$362,608

2018	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
Annual Cash Bonus	$610,500	$324,120	$324,120	$297,480	$288,600
DER Payments	147,938	93,814	87,079	85,335	81,122
Total	$758,438	$417,934	$411,199	$382,815	$369,722

(5)

Nothing was reported in this column for fiscal 2018 because there was a decline in value of the participating named executive officers’ Cash Balance Plan holdings.  The declines in pension values for fiscal 2018 were as follows:  ($12,346) and ($5,376) for Messrs. Boyd and Brinkworth, respectively.  Mr. Stivala, Mr. Kuglin and Mr. Abel do not participate in the Cash Balance Plan.

(6)	The amounts reported in this column consist of the following:

Fiscal 2019
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$8,400	$8,400	$8,400	$8,400	$—
Value of Annual Physical Examination	—	2,950	—	2,950	2,950
Value of Partnership Provided Vehicles	19,783	17,054	7,761	13,670	16,866
Tax Preparation Services	—	—	3,500	3,200	—
Cash Balance Plan Administrative Fees	—	—	762	762	—
Insurance Premiums	24,928	22,723	23,467	23,230	9,386
Total	$53,111	$51,127	$43,890	$52,212	$29,202

Fiscal 2018
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$8,250	$8,250	$8,250	$8,250	$8,250
Value of Annual Physical Examination	2,950	—	—	2,950	2,950
Value of Partnership Provided Vehicles	17,410	16,138	7,772	14,115	19,924
Tax Preparation Services	—	—	3,500	3,000	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	29,167	25,899	25,652	25,082	12,696
Total	$57,777	$50,287	$46,674	$54,897	$43,820

Fiscal 2017
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
401(k) Match	$8,100	$8,100	$8,100	$8,100	$8,100
Value of Annual Physical Examination	2,950	2,950	—	2,950	2,950
Value of Partnership Provided Vehicles	16,561	12,072	7,596	13,580	19,962
Tax Preparation Services	—	—	3,500	3,500	—
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	—
Insurance Premiums	23,983	21,802	21,688	21,418	10,030
Total	$51,594	$44,924	$42,384	$51,048	$41,042

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2019

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 28, 2019:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (5)	Target	Maximum	Target	Maximum	or Units	Awards (6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 18	13 Nov 18						47,793	$867,125
	Bonus (2)	30 Sep 18	13 Nov 18		$550,000	$660,000
	LTIP (3)	30 Sep 18	13 Nov 18	11,928			$360,882	$541,323
	DER (4)	17 Jan 17	17 Jan 17		$191,322

Michael A. Kuglin	RUP (1)	15 Nov 18	13 Nov 18						28,242	$512,404
	Bonus (2)	30 Sep 18	13 Nov 18		$292,000	$350,400
	LTIP (3)	30 Sep 18	13 Nov 18	6,333			$191,598	$287,397
	DER (4)	17 Jan 17	17 Jan 17		$119,765

Steven C. Boyd	RUP (1)	15 Nov 18	13 Nov 18						28,242	$512,404
	Bonus (2)	30 Sep 18	13 Nov 18		$292,000	$350,400
	LTIP (3)	30 Sep 18	13 Nov 18	6,333			$191,598	$287,397
	DER (4)	17 Jan 17	17 Jan 17		$115,621

Douglas T. Brinkworth	RUP (1)	15 Nov 18	13 Nov 18						27,156	$492,700
	Bonus (2)	30 Sep 18	13 Nov 18		$268,000	$321,600
	LTIP (3)	30 Sep 18	13 Nov 18	5,812			$175,846	$263,769
	DER (4)	17 Jan 17	17 Jan 17		$111,923

Paul Abel	RUP (1)	15 Nov 18	13 Nov 18						32,587	$591,241
	Bonus (2)	30 Sep 18	13 Nov 18		$260,000	$312,000
	LTIP (3)	30 Sep 18	13 Nov 18	5,639			$170,601	$255,902
	DER (4)	17 Jan 17	17 Jan 17		$118,208

(1)

The quantity reported on these lines represents awards granted under the RUP and RUP-2.  RUP and RUP-2 awards vest as follows:  one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date).  Under the RUP, if a recipient has held an unvested award for at least six months, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  Under RUP-2, the retirement provisions of this plan are identical except that an unvested award must be held for at least one year prior to retirement. Mr. Boyd, Mr. Brinkworth and Mr. Abel are the only named executive officers who satisfy the age and tenure criteria of the RUP and RUP-2. At the conclusion of fiscal 2019, all of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Abel’s awards were granted under the RUP; therefore, at that time, all of their unvested awards were covered by the retirement provisions of the RUP.  A discussion of the general terms of the RUP and RUP-2, and the facts and circumstances considered by the Committee in authorizing these fiscal 2019 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2019 were equal to 94% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 94% of the “Target” awards were earned by our named executive officers during fiscal 2019, 94% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2019 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 28, 2018) of our Common Units at the beginning of fiscal 2019, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $2.40 per Common Unit.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

Amounts reported on these lines represent DER Plan payments made during the fiscal year.  Detailed descriptions of the DER Plan and the calculation of the payments are included in the “Compensation Discussion and Analysis” under the subheading “Distribution Equivalent Rights Plan.”

(5)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP phantom units each named executive officer was awarded under the LTIP during fiscal 2019.  The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column were based on the probable outcome with respect to satisfaction of the performance conditions and calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.

(6)

The dollar amounts reported in this column represent the aggregate fair value of the RUP and RUP-2 awards on the grant date, based on the assumptions described in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  The fair value shown may not be indicative of the value realized in the future upon vesting because of the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2019 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP, RUP-2 and LTIP unit awards for each named executive officer as of September 28, 2019:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	84,257	$2,004,053	23,109	$714,426
Michael A. Kuglin	52,378	$1,245,811	12,269	$379,302
Steven C. Boyd	50,997	$1,212,964	12,269	$379,302
Douglas T. Brinkworth	49,265	$1,171,768	11,260	$348,108
Paul Abel	53,403	$1,270,190	10,925	$337,752

(1)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

The following is a schedule of when the RUP awards reported above will vest:

Name	Number of RUP Awards That Have Not Vested	Quantity That Will Vest on November 15, 2019	Quantity That Will Vest on November 15, 2020	Quantity That Will Vest on November 15, 2021
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	84,257	39,474	28,852	15,931
Michael A. Kuglin	52,378	24,828	18,136	9,414
Steven C. Boyd	50,997	23,447	18,136	9,414
Douglas T. Brinkworth	49,265	22,762	17,451	9,052
Paul Abel*	53,403	—	—	—

*  All of Mr. Abel’s unvested units will vest on April 2, 2020, six months and one day after his retirement date.

(2)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 27, 2019, the last trading day of fiscal 2019.

(3)

The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2019 and fiscal 2018 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(4)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2019 and fiscal 2018 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 28, 2019 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Abel
Fiscal 2019 Phantom Units	11,928	6,333	6,333	5,812	5,639
Value of Fiscal 2019 Phantom Units	$282,878	$150,190	$150,190	$137,834	$133,732
Estimated Distributions over Measurement Period	$85,882	$45,598	$45,598	$41,846	$40,601

Fiscal 2018 Phantom Units	11,181	5,936	5,936	5,448	5,286
Value of Fiscal 2018 Phantom Units	$265,163	$140,775	$140,775	$129,202	$125,360
Estimated Distributions over Measurement Period	$80,503	$42,739	$42,739	$39,226	$38,059

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2019 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2019

Awards under the RUP and RUP-2 are settled in Common Units upon vesting.  Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP, RUP-2 and the vesting of the fiscal 2017 award under our LTIP for each named executive officer during the fiscal year ended September 28, 2019:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	29,636	$674,367
Michael A. Kuglin	18,338	$417,281
Steven C. Boyd	16,957	$385,857
Douglas T. Brinkworth	16,634	$378,507
Paul Abel	15,988	$363,807

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2017 (2) Award
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	7,559	$280,428
Michael A. Kuglin	3,991	$148,061
Steven C. Boyd	3,991	$148,061
Douglas T. Brinkworth	3,749	$139,083
Paul Abel	3,402	$126,209

(2)	The fiscal 2017 award’s three-year measurement period concluded on September 28, 2019.
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

Retirement Benefits Table for Fiscal 2019

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 28, 2019:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$286,878	$—
	LTIP (3)	N/A	$379,302	$—
	RUP (4)	N/A	$1,212,964	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$176,501	$—
	LTIP (3)	N/A	$348,108	$—
	RUP (4)	N/A	$1,171,768	$—

Paul Abel (1)	N/A	N/A	$—	$—
	LTIP (3)	N/A	$337,752	$—
	RUP (4)	N/A	$1,270,190	$—

(1)

Because Mr. Stivala, Mr. Kuglin, and Mr. Abel commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)

On September 28, 2019, Mr. Boyd, Mr. Brinkworth and Mr. Abel were the only named executive officers who met the retirement criteria of the LTIP.  For such participants, outstanding but unvested awards under the LTIP become fully vested.  However, payouts on these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2019 and 2018 awards.  The numbers reported on these lines represent the target payout of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Abel’s outstanding fiscal 2019 and 2018 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distribution coverage for the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.

(4)

On September 28, 2019, Mr. Boyd, Mr. Brinkworth and Mr. Abel were the only named executive officers who met the retirement criteria of the RUP (i.e., none of their awards were granted under RUP-2).  For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.”  For participants who meet the retirement criteria, upon retirement, all RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 28, 2019 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$550,000	$1,650,000
Accelerated Vesting of Fiscal 2019, 2018 and 2017 LTIP Awards (5)	—	—	—	1,296,041
Accelerated Vesting of Outstanding RUP Awards (6)	2,004,053	867,296	—	2,004,053
Medical Benefits (3)	—	—	24,928	—
Total	$2,004,053	$867,296	$574,928	$4,950,094

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$365,000	$985,500
Accelerated Vesting of Fiscal 2019, 2018 and 2017 LTIP Awards (5)	—	—	—	687,062
Accelerated Vesting of Outstanding RUP Awards (6)	1,245,811	574,075	—	1,245,811
Medical Benefits (3)	—	—	22,723	—
Total	$1,245,811	$574,075	$387,723	$2,918,373

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$365,000	$985,500
Accelerated Vesting of Fiscal 2019, 2018 and 2017 LTIP Awards (5)	—	—	—	687,062
Accelerated Vesting of Outstanding RUP Awards (6)	1,212,964	1,212,964	1,212,964	1,212,964
Medical Benefits (3)	—	—	23,467	—
Total	$1,212,964	$1,212,964	$1,601,431	$2,885,526

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$335,000	$904,500
Accelerated Vesting of Fiscal 2019, 2018 and 2017 LTIP Awards (5)	—	—	—	634,557
Accelerated Vesting of Outstanding RUP Awards (6)	1,171,768	1,171,768	1,171,768	1,171,768
Medical Benefits (3)	—	—	23,230	—
Total	$1,171,768	$1,171,768	$1,529,998	$2,710,825

Paul Abel
Cash Compensation (1) (2) (3) (4)	$—	$—	$325,000	$877,500
Accelerated Vesting of Fiscal 2019, 2018 and 2017 LTIP Awards (5)	—	—	—	604,759
Accelerated Vesting of Outstanding RUP Awards (6)	1,270,190	1,270,190	1,270,190	1,270,190
Medical Benefits (3)	—	—	9,386	—
Total	$1,270,190	$1,270,190	$1,604,576	$2,752,449

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.
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

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurred at the conclusion of fiscal 2019, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 28, 2019, the fiscal 2019, fiscal 2018 and fiscal 2017 awards would have been subject to this treatment.   For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)

Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of all unvested awards held by a participant at the time of his or her death.  If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient.  Because each of our named executive officers received a RUP award during fiscal 2019, if any or all of the named executive officers had become permanently disabled on September 28, 2019, the following quantities of restricted units would have vested:  Stivala, 36,464; Kuglin, 24,136; Boyd, 50,997; Brinkworth, 49,265 and Abel, 53,403.  The following quantities would have been forfeited:  Stivala, 47,793 and Kuglin, 28,242.  Because all of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Abel’s unvested awards were subject to the plan’s retirement provisions at the conclusion of fiscal 2019, if Mr. Boyd, Mr. Brinkworth or Mr. Abel had become permanently disabled on September 28, 2019, none of their unvested awards would have been forfeited.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited.  Because all of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Abel’s unvested awards were subject to the retirement provisions on the last day of fiscal 2019, if Mr. Boyd, Mr. Brinkworth or Mr. Abel had been terminated without cause on September 28, 2019, none of their unvested awards would have been forfeited.

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

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Stivala, our President and Chief Executive Officer (the “CEO):

For fiscal 2019, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $61,164; and
•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $2,539,440.

Based on this information, for fiscal 2019, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 42 to 1.

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

We determined that, as of August 15, 2019, our employee population consisted of approximately 3,584 individuals. We selected August 15, 2019, which is within the last three months of fiscal 2019, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2019.  This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any RUP awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period.  In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2019 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $61,164.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2019.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Harold R. Logan, Jr.	$125,000	$354,743	$479,743
Lawrence C. Caldwell	$90,000	$275,906	$365,906
Matthew J. Chanin	$105,000	$275,906	$380,906
Terence J. Connors	$110,000	$275,906	$385,906
William M. Landuyt	$90,000	$275,906	$365,906
John Hoyt Stookey	$90,000	$275,906	$365,906
Jane Swift	$90,000	$275,906	$365,906

(1)

This includes amounts earned for fiscal 2019, including quarterly retainer installments for the fourth quarter of 2019 that were paid in November 2019.  It does not include amounts paid in fiscal 2019 for fiscal 2018 quarterly retainer installments.  At its November 13, 2018 meeting, the Committee increased the Audit Committee Chairperson’s and the Compensation Committee Chairperson’s cash retainers each by $5,000 (effective with the payments made for the Board of Supervisor’s January 2019 meeting).

(2)	At its November 13, 2018 meeting, the Committee granted the following RUP and/or RUP-2 awards to our Board members:

Name	Grant Date	Quantity
Harold R. Logan, Jr.	November 15, 2018	19,552
Lawrence C. Caldwell	November 15, 2018	15,207
Matthew J. Chanin	November 15, 2018	15,207
Terence J. Connors	November 15, 2018	15,207
William M. Landuyt	November 15, 2018	15,207
John Hoyt Stookey	November 15, 2018	15,207
Jane Swift	November 15, 2018	15,207

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.  As the Chairman of the Board of Supervisors, Mr. Logan receives an annual cash retainer of $125,000, payable in quarterly installments of $31,250 each.  Each of the other non-employee Supervisors receives an annual cash retainer of $90,000 each, payable in quarterly installments of $22,500.  As Chair of the Compensation Committee, Mr. Chanin receives an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each.  As Chair of the Audit Committee, Mr. Connors receives an additional annual cash retainer of $20,000, payable in quarterly installments of $5,000 each.

Meeting Fees.  The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plans.  Each non-employee Supervisor participates in our Restricted Unit Plans.  All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule).  Upon vesting, all awards are settled by issuing Common Units.  At the end of fiscal 2019, Mr. Logan held 19,552 unvested restricted units, Messieurs Caldwell, Stookey, and Ms. Swift each held 15,207 unvested restricted units, and Messieurs Connors and Landuyt each held 18,393 unvested restricted units.

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2019 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 20, 2019 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Invesco Ltd. (a)	7,221,040	11.6%
OppenheimerFunds, Inc. (b)	6,300,758	10.2%
Michael A. Stivala (c)	108,987	*
Michael A. Kuglin (d)	35,216	*
Steven C. Boyd (d)	69,452	*
Douglas T. Brinkworth (e)	46,362	*
Paul Abel (f)	63,327	*

Harold R. Logan, Jr. (g)	14,565	*
John Hoyt Stookey (h)	31,008	*
Jane Swift (h)	14,942	*
Terence J. Connors (h)	18,129	*
William M. Landuyt (h)	28,629	*
Lawrence C. Caldwell (h)	29,936	*
Matthew J. Chanin (h)	26,865	*

All Members of the Board of Supervisors and Executive Officers, as a group (19 persons) (i)	637,269	1.0%

(1)

With the exception of the 7,221,040 units held by Invesco Ltd. and the 6,300,758 units held by OppenheimerFunds, Inc. (of which the Partnership has no knowledge, see notes (a) and (b) below) and the 784 units held by the General Partner (see note (c) below), the above listed units may be held in brokerage accounts where they are pledged as security.

(2)	Based upon 62,070,444 Common Units outstanding on November 20, 2019.
*	Less than 1%.
(a)

Based upon a Schedule 13G dated June 10, 2019 filed by Invesco Ltd., which indicates that as of May 31, 2019, Invesco Ltd. had the direct vote of 7,221,040 Common Units and the direct power to dispose or direct the disposition of 7,221,040 Common Units.  The 13G indicates that Invesco Ltd. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because it and certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients.  We make no representation as to the accuracy or completeness of the information reported.  The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(b)

Based upon a Schedule 13G/A dated February 8, 2019 filed by OppenheimerFunds, Inc., which indicates that as of January 31, 2019, OppenheimerFunds, Inc. had the shared power to vote or direct the vote of 6,300,758 Common Units and the shared power to dispose or direct the disposition of 6,300,758 Common Units.  The Schedule 13G/A indicates that OppenheimerFunds, Inc. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients.  We make no representation as to the accuracy or completeness of the information reported.  The address of OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(c)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 95,202 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.

(d)	Excludes 59,062 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.
(e)	Excludes 55,914 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.

(f)	Excludes 53,403 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.
(g)	Excludes 13,034 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.
(h)	Excludes 10,138 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.
(i)

Inclusive of the unvested restricted units referred to in footnotes (c), (d), (e), (f), (g), and (h), above, the reported number of units excludes 580,043 unvested restricted units, none of which will vest in the 60-day period following November 20, 2019.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 28, 2019, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	988,339	(2)	$18.12	1,629,070
Equity compensation plans not approved by security holders	—		—	—
Total	988,339		$18.12	1,629,070

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 28, 2019, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2019 and 2018 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2019	Fiscal 2018
Audit Fees (a)	$2,075,785	$1,949,300
Tax Fees (b)	871,487	913,098
All Other Fees (c)	2,700	2,700
Total	$2,949,972	$2,865,098

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2019 and fiscal 2018.

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

10.3

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.4

Suburban Propane, L.P. Executive Special Severance Plan, effective January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 19, 2019). #

10.5	Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016, January 22, 2019 and November 12, 2019. (Filed herewith). #

10.6

Amended and Restated Retirement Savings and Investment Plan of Suburban Propane (effective as of January 1, 2013). (Incorporated by reference to Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.7

First Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2015). (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.8

Second Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2016). (Incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.9

Third Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective August 1, 2016). (Incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.10

Fourth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2017). (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.11

Fifth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective April 1, 2018).  (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on August 9, 2018). #

10.12

Sixth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2019).  (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019). #

10.13

Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017, as amended January 22, 2019 (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019). #

10.14

Third Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective June 1, 2017).  (Incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.15

Fourth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019). (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019).

10.16	Fifth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019 and October 1, 2019, as applicable). (Filed herewith). #

10.17

Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016.  (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 3, 2016).

10.18

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

99.1

Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P., as amended on November 10, 2015 and as further amended on November 13, 2018. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K filed on November 21, 2018).

99.2	Five-Year Performance Graph (Furnished herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded in the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 27, 2019	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 27, 2019
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 27, 2019
(Harold R. Logan, Jr.)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 27, 2019
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 27, 2019
(Matthew J. Chanin)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 27, 2019
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 27, 2019
(William M. Landuyt)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 27, 2019
(John Hoyt Stookey)

By:	/s/ JANE SWIFT	Supervisor	November 27, 2019
(Jane Swift)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 27, 2019
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President and Controller	November 27, 2019
(Daniel S. Bloomstein)

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of

Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the “Partnership”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows for each of the three years in the period ended September 28, 2019, including the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Insurance

As described in Notes 2 and 13 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $67 million as of September 28, 2019, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual historical claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to $18 million as of September 28, 2019.

The principal considerations for our determination that performing procedures relating to accrued insurance is a critical audit matter are there was significant judgment by management in determining the estimate of net exposure for estimated costs of known and anticipated or unasserted claims for self-insured liabilities arising from incidents related to general and product, workers’ compensation, and automobile liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to these determinations and management’s significant assumption for loss development factors. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accrued insurance calculation, including controls over the determination of loss development factors. These procedures also included, among others, testing management’s process for determining the net exposure for estimated costs of known and anticipated or unasserted claims for self-insured liabilities arising from incidents related to general and product, workers’ compensation, and automobile liabilities and management’s significant assumption for loss development factors. This included testing the completeness and accuracy of underlying data used by management. Evaluating management’s significant assumption related to loss development factors involved evaluating the historical claims data utilized by management in estimating the costs of known and anticipated or unasserted claims. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the actuarial methods used by management and the reasonableness of management’s significant assumption for loss development factors used to estimate costs of known and anticipated or unasserted claims.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 27, 2019

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28,	September 29,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,441	$5,164
Accounts receivable, less allowance for doubtful accounts of $2,573 and $3,629, respectively	59,340	71,298
Inventories	45,036	59,112
Other current assets	16,623	22,194
Total current assets	123,440	157,768
Property, plant and equipment, net	627,207	649,218
Goodwill	1,098,085	1,093,470
Other intangible assets, net	128,437	175,183
Other assets	21,179	25,560
Total assets	$1,998,348	$2,101,199
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$34,085	$38,264
Accrued employment and benefit costs	34,688	32,402
Accrued insurance	15,765	15,770
Customer deposits and advances	97,854	95,483
Accrued interest	14,018	13,223
Other current liabilities	19,720	23,896
Total current liabilities	216,130	219,038
Long-term borrowings	1,227,057	1,255,138
Accrued insurance	51,514	54,797
Other liabilities	79,817	78,402
Total liabilities	1,574,518	1,607,375
Commitments and contingencies
Partners' capital:
Common Unitholders (61,735 and 61,405 units issued and outstanding at September 28, 2019 and September 29, 2018, respectively)	450,016	518,494
Accumulated other comprehensive loss	(26,186)	(24,670)
Total partners' capital	423,830	493,824
Total liabilities and partners' capital	$1,998,348	$2,101,199

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Revenues
Propane	$1,083,446	$1,153,323	$1,011,078
Fuel oil and refined fuels	92,084	91,520	78,126
Natural gas and electricity	45,206	54,308	55,103
All other	46,969	45,262	43,579
	1,267,705	1,344,413	1,187,886
Costs and expenses
Cost of products sold	521,988	592,630	476,661
Operating	402,957	397,489	397,354
General and administrative	71,034	66,246	57,338
Depreciation and amortization	120,872	125,222	127,938
	1,116,851	1,181,587	1,059,291
Loss on sale of business	—	(4,823)	—
Operating income	150,854	158,003	128,595
Loss on debt extinguishment	—	—	1,567
Interest expense, net	76,663	77,383	75,263
Other, net	4,702	4,692	13,311
Income before provision for (benefit from) income taxes	69,489	75,928	38,454
Provision for (benefit from) income taxes	857	(606)	459
Net income	$68,632	$76,534	$37,995
Net income per Common Unit - basic	$1.11	$1.24	$0.62
Weighted average number of Common Units outstanding - basic	61,992	61,557	61,224
Net income per Common Unit - diluted	$1.10	$1.24	$0.62
Weighted average number of Common Units outstanding - diluted	62,366	61,847	61,542

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Net income	$68,632	$76,534	$37,995
Other comprehensive (loss) income:
Net unrealized (loss) on cash flow hedges	—	—	(10)
Reclassification of realized losses on cash flow hedges into earnings	—	—	215
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	(1,516)	4,142	10,715
Recognition in earnings of net actuarial loss for pension settlement	—	—	6,100
Other comprehensive (loss) income	(1,516)	4,142	17,020
Total comprehensive income	$67,116	$80,676	$55,015

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$68,632	$76,534	$37,995
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	120,872	125,222	127,938
Compensation costs recognized under Restricted Unit Plans	10,521	8,198	7,286
Loss on sale of business	—	4,823	—
Loss on debt extinguishment	—	—	1,567
Pension settlement charge	—	—	6,100
Other, net	1,688	1,150	1,975
Changes in assets and liabilities:
Accounts receivable	11,821	(5,183)	(11,881)
Inventories	14,353	(5,729)	(7,916)
Other current and noncurrent assets	8,209	(5,362)	(9,613)
Accounts payable	(6,960)	809	7,088
Accrued employment and benefit costs	2,284	5,000	10,907
Accrued insurance	(3,288)	1,986	8,905
Customer deposits and advances	2,371	(1,540)	(9,132)
Contributions to defined benefit pension plan	(5,350)	(4,764)	(11,523)
Other current and noncurrent liabilities	1,628	9,268	4,125
Net cash provided by operating activities	226,781	210,412	163,821
Cash flows from investing activities:
Capital expenditures	(34,978)	(32,902)	(28,168)
Acquisition of businesses	(19,300)	(14,873)	—
Proceeds from sale of property, plant and equipment	5,763	5,885	5,180
Proceeds from sale of business	—	2,800	—
Net cash (used in) investing activities	(48,515)	(39,090)	(22,988)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	350,000
Repayments of long-term borrowings (includes premium and fees)	—	—	(360,931)
Proceeds from borrowings under revolving credit facility	370,700	350,100	374,845
Repayments of borrowings under revolving credit facility	(400,800)	(369,145)	(312,200)
Issuance costs associated with long-term borrowings	—	—	(7,064)
Partnership distributions	(147,882)	(147,185)	(216,576)
Other, net	(3,007)	(2,717)	(3,459)
Net cash (used in) financing activities	(180,989)	(168,947)	(175,385)
Net (decrease) increase in cash and cash equivalents	(2,723)	2,375	(34,552)
Cash and cash equivalents at beginning of period	5,164	2,789	37,341
Cash and cash equivalents at end of period	$2,441	$5,164	$2,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,221	$74,121	$76,606

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 24, 2016	60,789	$754,063	$(45,832)	$708,231
Net income		37,995		37,995
Net unrealized (losses) on cash flow hedges			(10)	(10)
Reclassification of realized losses on cash flow hedges into earnings			215	215
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			10,715	10,715
Recognition in earnings of net actuarial loss for pension settlement			6,100	6,100
Partnership distributions		(216,576)		(216,576)
Common Units issued under Restricted Unit Plans	316	(974)		(974)
Compensation costs recognized under Restricted Unit Plans		7,286		7,286
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		76,534		76,534
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			4,142	4,142
Partnership distributions		(147,185)		(147,185)
Common Units issued under Restricted Unit Plans	300	(847)		(847)
Compensation costs recognized under Restricted Unit Plans		8,198		8,198
Balance at September 29, 2018	61,405	$518,494	$(24,670)	$493,824
Net income		68,632		68,632
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(1,516)	(1,516)
Partnership distributions		(147,882)		(147,882)
Common Units issued under Restricted Unit Plans	261	(1,349)		(1,349)
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		10,521		10,521
Balance at September 28, 2019	61,735	$450,016	$(26,186)	$423,830

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 61,735,197 Common Units outstanding at September 28, 2019.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2019, 2018 or 2017.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2017, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2019 and 2018 included 52 weeks of operations.

Revenue Recognition.  On September 30, 2018, the first day of fiscal 2019, the Partnership adopted the new accounting guidance regarding revenue recognition under the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) and all related amendments using the full retrospective method.  ASU 2014-09 provides a five-step model to be applied to all contracts with customers.  The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied.  The adoption of this standard had no impact on the Partnership’s consolidated statements of financial position, operations or cash flows.

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

The Partnership defers the recognition of revenue for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration is received at the start of the contract period, establishing contract liabilities which are disclosed as customer deposits and advances on the consolidated balance sheets.  Deliveries to customers enrolled in budgetary programs that exceed billings to those customers establish contract assets which are included in accounts receivable on the consolidated balance sheets.  The Partnership ratably recognizes revenue over the applicable term for tank rent and maintenance service agreements, which is generally one year, and at the time of delivery for fixed price contracts and budgetary programs.

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

The weighted average estimated useful life of the Partnership’s storage facilities and tanks and cylinders is approximately 23 years and 28 years, respectively.

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

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2020 and 2031.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

Accrued Insurance.  Accrued insurance represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liability.  For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies.  The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset related to the amount of the liability expected to be covered by insurance.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 373,370, 290,020 and 317,632 units for fiscal 2019, 2018 and 2017, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for the first interim period within annual reporting periods beginning after December 15, 2018, which is the Partnership’s first quarter of fiscal 2020. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application.  The Partnership evaluated the impact of adopting ASU 2016-02 and determined that all existing leases as of September 29, 2019, which is the date of adoption and the beginning of fiscal 2020, will be classified as operating leases, and estimates recording a right-of-use asset and corresponding lease liability on the consolidated balance sheet of approximately $100 million to $110 million on the adoption date.  The Partnership does not expect the adoption of ASU 2016-02 will have an impact on the Partnership’s other consolidated financial statements or on its debt covenant compliance.

Recently Adopted Accounting Pronouncements.   During the first quarter of fiscal 2019, the Partnership adopted new accounting guidance under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which has been applied retrospectively.  This update required separate disclosure below operating income on the face of the consolidated statements of operations for certain components of net periodic pension cost and net periodic postretirement cost. The adoption of this standard had no material impact on the Partnership’s consolidated financial statements other than to classify certain components of net periodic benefit costs on the consolidated statements of operations from operating expenses to other, net.  Refer to Note 11, “Employee Benefit Plans”.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This update addresses eight specific cash flow issues and is intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The adoption of this standard had no material impact on the Partnership’s consolidated statements of cash flows.

See also Revenue Recognition, above.

3.	Disaggregation of Revenue

The following table disaggregates revenue for each customer type.  See Note 16 for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 85%, 7% and 4%, respectively, of the Partnership’s revenue for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Retail
Residential	$731,468	$759,468	$669,724
Commercial	333,078	354,493	306,958
Industrial	104,992	109,740	97,742
Agricultural	39,937	44,581	36,632
Government	53,764	56,598	47,025
Wholesale	4,466	19,533	29,805
Total revenues	$1,267,705	$1,344,413	$1,187,886

The Partnership recognized $66,697, $61,384 and $73,093 of revenue during fiscal 2019, fiscal 2018 and fiscal 2017, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period.  Contract assets of $7,051 and $9,606 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 28, 2019 and September 29, 2018, respectively.

4.Acquisition and Disposition of Businesses

The acquisitions listed below were consummated pursuant to the Partnership’s strategic growth initiatives.  The preliminary purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s consolidated financial position and statement of operations.

On June 26, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Texas for $8,000, including $650 for non-compete consideration, plus working capital acquired.  Of the total consideration, $5,509 was paid in cash and $1,600 in Common Units were issued to the seller at closing, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On June 12, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Florida for $2,850, including $450 for non-compete consideration, plus working capital acquired.  As of September 28, 2019, $2,426 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On February 6, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer operating in strategic markets on the west coast for $12,000, including $800 for non-compete consideration, plus working capital acquired.  As of September 28, 2019, $11,365 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

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

5.	Distributions of Available Cash

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 28, 2019:

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
First Quarter	$0.6000	$0.6000	$0.8875
Second Quarter	0.6000	0.6000	0.8875
Third Quarter	0.6000	0.6000	0.8875
Fourth Quarter	0.6000	0.6000	0.6000

6.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 28,	September 29,
	2019	2018
Propane, fuel oil and refined fuels and natural gas	$43,217	$57,834
Appliances	1,819	1,278
	$45,036	$59,112

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 28,	September 29,
	2019	2018
Land and improvements	$189,911	$189,314
Buildings and improvements	113,825	112,490
Transportation equipment	43,819	48,339
Storage facilities	112,372	110,419
Equipment, primarily tanks and cylinders	869,007	858,580
Computer software	49,780	49,847
Construction in progress	11,736	4,539
	1,390,450	1,373,528
Less: accumulated depreciation	(763,243)	(724,310)
	$627,207	$649,218

Depreciation expense for fiscal 2019, 2018 and 2017 amounted to $64,500, $68,642 and $71,484, respectively.

7.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2019 and fiscal 2018 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 29, 2018
Goodwill	$1,081,132	$10,900	$7,900	$1,099,932
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,081,132	$4,438	$7,900	$1,093,470

Fiscal 2019 Activity
Goodwill acquired (1)	$4,615	$—	$—	$4,615

Balance as of September 28, 2019
Goodwill	$1,085,747	$10,900	$7,900	$1,104,547
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,085,747	$4,438	$7,900	$1,098,085

Other intangible assets consist of the following:

	As of
	September 28,	September 29,
	2019	2018
Customer relationships (1)	$507,159	$499,432
Non-compete agreements (1)	35,440	33,540
Other	1,967	1,967
	544,566	534,939
Less: accumulated amortization
Customer relationships	(384,507)	(330,571)
Non-compete agreements	(30,181)	(27,836)
Other	(1,441)	(1,349)
	(416,129)	(359,756)
	$128,437	$175,183

(1)	Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2019, 2018 and 2017 was $56,372, $56,580 and $56,454, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 28, 2019 is estimated as follows: 2020 - $55,926; 2021 - $46,503; 2022 - $5,814; 2023 - $5,213; and 2024 - $5,048.

8.Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Act”) was signed into law, which enacted significant changes to U.S. tax and related laws.  Some of the provisions of the 2017 Act that could affect the Partnership, the Operating Partnership and their subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of net business interest expense, restrictions on the use of net operating losses (and related carryforwards) arising in taxable years beginning after December 31, 2017 and full expensing for certain qualified property.

In the case of a corporation, the 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards refundable without regard to future taxable income. Accordingly, in fiscal 2018, the Partnership concluded that the existing valuation allowance on the AMT credit carryforwards of the Corporate Entities should be released as part of accounting for tax reform.  The reversal of the valuation allowance resulted in a $1,086 discrete deferred tax benefit being recorded during the first quarter of fiscal 2018.  In fiscal 2018, the Partnership remeasured all other federal net deferred tax assets of the Corporate Entities using the new 21% federal income tax rate and correspondingly adjusted the full valuation allowance.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Current
Federal	$67	$7	$13
State and local	790	473	446
	857	480	459
Deferred	—	(1,086)	—
	$857	$(606)	$459

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Income tax provision at federal statutory tax rate	$14,593	$15,945	$13,459
Impact of Partnership income not subject to federal income taxes	(14,925)	(15,939)	(13,892)
Permanent differences	162	65	3
Change in valuation allowance	115	(21,307)	406
State income taxes	707	656	864
Remeasurement of net deferred tax assets (1)	—	19,941	—
Other	205	33	(381)
Provision for income taxes - current and deferred	$857	$(606)	$459

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 28,	September 29,
	2019	2018 (1)
Deferred tax assets:
Net operating loss carryforwards	$38,914	$38,672
Allowance for doubtful accounts	170	225
Inventory	231	291
Deferred revenue	615	661
AMT credit carryforward	513	1,086
Other accruals	1,416	1,661
Total deferred tax assets	41,859	42,596
Deferred tax liabilities:
Intangible assets	1,205	1,131
Property, plant and equipment	2,145	2,498
Total deferred tax liabilities	3,350	3,629
Net deferred tax assets	38,509	38,967
Valuation allowance	(37,996)	(37,881)
Net deferred tax assets	$513	$1,086

(1)

As described above, federal net deferred tax assets of the Corporate Entities were remeasured, pursuant to the 2017 Act, using the new 21% federal income tax rate and the full valuation allowance was adjusted accordingly.

9.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 28,	September 29,
	2019	2018
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes, due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	113,500	143,600
Subtotal	1,238,500	1,268,600

Less: unamortized debt issuance costs	(11,443)	(13,462)
	$1,227,057	$1,255,138

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 and further amended on May 1, 2017 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $113,500 and $143,600 was outstanding as of September 28, 2019 and September 29, 2018, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The Amended Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s Consolidated Interest Coverage Ratio, as defined in the Amended Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter, (b) prohibiting the Total Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Partnership from being greater than 5.75 to 1.0 for the fiscal quarter ending in September 2018, and 5.5 to 1.0 for the fiscal quarter ending in December 2018 and for each fiscal quarter thereafter, and (c) prohibiting the Senior Secured Consolidated Leverage Ratio, as defined in the Amended Credit Agreement, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of September 28, 2019, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.5%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

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

As of September 28, 2019, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $65,826 which expire periodically through November 1, 2020.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 28, 2019.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Amended Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Amended Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. During fiscal 2017, the Partnership recognized a charge of $1,567 to write-off unamortized debt origination costs associated with the tender offer and redemption of its senior notes due in 2021 and capitalized $6,100 in connection with the issuance of the 2027 Senior Notes.  Other assets at September 28, 2019 and September 29, 2018 include debt origination costs associated with our Amended Credit Agreement with a net carrying amount of $1,550 and $2,644, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2019 are as follows: fiscal 2020: $-0-; fiscal 2021: $113,500; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $525,000; and thereafter: $600,000.

10.	Unit-Based Compensation Arrangements

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of July 31, 2019, the date on which this plan expired.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership’s 2018 Restricted Unit Plan authorizing the issuance of up to 1,800,000 Common Units (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, from which there are still unvested awards outstanding, the “Restricted Unit Plans”).  Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, 33.33% of all outstanding awards under the Restricted Unit Plans will vest on each of the first three anniversaries of the award grant date.  Participants in the Restricted Unit Plans are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2016	654,120	$26.74
Awarded	323,715	21.00
Forfeited	(6,737)	(23.51)
Vested (1)	(350,053)	(29.74)
Outstanding September 30, 2017	621,045	22.10
Awarded	424,431	19.52
Forfeited	(14,092)	(19.70)
Vested (1)	(335,253)	(24.39)
Outstanding September 29, 2018	696,131	19.47
Awarded	618,268	18.13
Forfeited	(5,904)	(18.34)
Vested (1)	(320,156)	(21.08)
Outstanding September 28, 2019	988,339	$18.12

(1)

During fiscal 2019, 2018 and 2017, the Partnership withheld 59,227, 34,388 and 34,883 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 28, 2019, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $3,660. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plans for fiscal 2019, 2018 and 2017 was $10,521, $8,198 and $7,286, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $1,048 and $810 for fiscal 2019 and 2018, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership. Compensation expense (income), which includes adjustments to previously recognized compensation expense (income) for current period changes in the fair value of unvested awards, for fiscal 2019, 2018 and 2017 was $5,385, $3,180 and ($389), respectively.  There were no cash payouts in fiscal 2019, 2018 and 2017, which related to the fiscal 2016, 2015 and 2014 awards.

11.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan prior to the 2017 calendar year were a percentage of the participating employees’ elective contributions based on a sliding scale depending on the Partnership’s achievement of annual fiscal performance targets.  Pursuant to an amendment to the 401(k) Plan adopted as of January 1, 2017, the employer contribution will be a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved.  These contribution costs were $3,782, $3,575 and $4,041 for fiscal 2019, 2018 and 2017, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  Contributions of $5,350, $4,764 and $11,523 were made by the Partnership in fiscal 2019, 2018 and 2017, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2019 and 2018 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2019	2018	2019	2018
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$111,701	$122,647	$7,895	$9,853
Interest cost	3,943	3,778	275	277
Actuarial loss (gain)	10,429	(4,535)	(296)	(1,164)
Lump sum benefits paid	(3,869)	(3,373)	—	—
Ordinary benefits paid	(6,733)	(6,816)	(945)	(1,071)
Benefit obligation at end of year	$115,471	$111,701	$6,929	$7,895

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$78,032	$85,649	$—	$—
Actual gain (loss) return on plan assets	8,133	(2,192)	—	—
Employer contributions	5,350	4,764	945	1,071
Lump sum benefits paid	(3,869)	(3,373)	—	—
Ordinary benefits paid	(6,733)	(6,816)	(945)	(1,071)
Fair value of plan assets at end of year	$80,913	$78,032	$—	$—

Funded status:
Funded status at end of year	$(34,558)	$(33,669)	$(6,929)	$(7,895)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(34,558)	$(33,669)	$(6,929)	$(7,895)
Less: current portion	—	—	970	1,128
Noncurrent benefit liability	$(34,558)	$(33,669)	$(5,959)	$(6,767)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(33,733)	$(33,180)	$5,296	$5,762
Prior service credits	—	—	2,251	2,748
Net amount recognized in accumulated other comprehensive (loss) income	$(33,733)	$(33,180)	$7,547	$8,510

The amounts in accumulated other comprehensive loss as of September 28, 2019 that are expected to be recognized as components of net periodic benefit costs during fiscal 2020 are expenses of $3,754 and credits of ($1,233) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September 28,	September 29,
	2019	2018
Fixed income securities	86%	85%
Equity securities	14%	15%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments.  Commingled funds are valued at the net asset value of its underlying securities.  The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 28,	September 29,
	2019	2018
Short term investments (1)	$1,502	$1,502

Equity securities: (1) (2)
Domestic	4,314	4,362
International	7,393	7,041

Fixed income securities (1) (3)	67,704	65,127
	$80,913	$78,032

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments.  The Partnership expects to contribute approximately $6,600 to the defined benefit pension plan during fiscal 2020.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2020	$24,516	$970
2021	10,384	890
2022	9,059	811
2023	8,564	732
2024	7,856	655
2025 through 2029	33,500	2,251

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2020 will elect to receive a benefit payment in fiscal 2020.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2019, 2018 and 2017:

	Pension Benefits			Retiree Health and Life Benefits
	2019	2018	2017	2019	2018	2017
Interest cost	$3,943	$3,778	$4,164	$275	$277	$385
Expected return on plan assets	(1,723)	(1,894)	(2,150)	—	—	—
Amortization of prior service credit	—	—	—	(498)	(498)	—
Settlement charge	—	—	6,100	—	—	—
Recognized net actuarial loss (gain)	3,466	3,683	5,201	(761)	(654)	(389)
Net periodic benefit costs	$5,686	$5,567	$13,315	$(984)	$(875)	$(4)

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

During fiscal 2019, fiscal 2018 and fiscal 2017, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,869, $3,373 and $20,799, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $3,943, $3,778 and $4,164, respectively.  In fiscal 2017, lump sum pension settlement payments exceeded the settlement threshold, which required the Partnership to recognize a non-cash settlement charge of $6,100 during fiscal 2017.  The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 28, 2019 and September 29, 2018 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2019	2018	2019	2018
Weighted-average discount rate	2.875%	4.000%	2.375%	3.750%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	6.010%	6.290%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2019, 2018 and 2017 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2019	2018	2017	2019	2018	2017
Weighted-average discount rate	4.000%	3.500%	3.125%	3.750%	3.000%	2.875%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.550%	2.500%	2.400%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	6.290%	6.570%	6.840%

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

The 6.01% increase in health care costs assumed at September 28, 2019 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 28, 2019 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2019.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs.  During fiscal 2015, the Partnership accrued $11,300 for its further voluntary partial withdrawal, and during fiscal 2016 the Partnership accrued an additional $6,600 for its voluntary full withdrawal.  As of September 28, 2019 and September 29, 2018, the Partnership’s estimated obligation to these MEPPs was $21,441 and $22,509, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2019	2018	FIP/RP Status	2019	2018	2017	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$272	$235	$252	No	August 2024
Teamsters Industrial Employees Pension Fund (2)	22-6099363	Green	Green	n/a	200	187	190	Yes	March 2021
Western Conference of Teamsters Pension Plan (2)	91-6145047	Green	Green	n/a	27	20	25	No	February 2021
					$499	$442	$467

(1)	Based on most recent available valuation information for plan year ended February 2019.
(2)	Based on most recent available valuation information for plan year ended December 2018.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,220, $1,099 and $1,089 for fiscal 2019, 2018 and 2017, respectively.

12.	Financial Instruments and Risk Management

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 28, 2019 and September 29, 2018, respectively:

	As of September 28, 2019		As of September 29, 2018
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$4,082	Other current assets	$14,875
	Other assets	167	Other assets	13
		$4,249		$14,888

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$3,360	Other current liabilities	$6,122
	Other liabilities	—	Other liabilities	167
		$3,360		$6,289

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2019		Fiscal 2018
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,546	$361	$4,108	$737
Beginning balance realized during the period	(1,533)	(361)	(3,636)	(737)
Contracts purchased during the period	83	—	1,546	361
Change in the fair value of outstanding contracts	323	—	(472)	—
Ending balance of over-the-counter options	$419	$—	$1,546	$361

As of September 28, 2019 and September 29, 2018, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately three and four months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2019, 2018 and 2017 are as follows:

(Losses) Reclassified from
	Amount of (Losses)	Accumulated OCI into Income
	Recognized in OCI	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Location	Amount
Interest rate swaps:
Fiscal 2019	$—	Interest expense	$—

Fiscal 2018	$—	Interest expense	$—

Fiscal 2017	$(10)	Interest expense	$(215)

	Unrealized (Losses) Gains Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2019	Cost of products sold	$(8,008)

Fiscal 2018	Cost of products sold	$310

Fiscal 2017	Cost of products sold	$6,277

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 28, 2019
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$10,464	$(6,215)	$4,249
	$10,464	$(6,215)	$4,249

Liability Derivatives
Commodity-related derivatives	$9,575	$(6,215)	$3,360
	$9,575	$(6,215)	$3,360

	As of September 29, 2018
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$23,181	$(8,293)	$14,888
	$23,181	$(8,293)	$14,888

Liability Derivatives
Commodity-related derivatives	$14,582	$(8,293)	$6,289
	$14,582	$(8,293)	$6,289

The Partnership had $5,392 and $-0- posted cash collateral as of September 28, 2019 and September 29, 2018, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2019, 2018 or 2017 and no concentration of receivables exists as of September 28, 2019 or September 29, 2018.

During fiscal 2019, Crestwood Equity Partners L.P., Targa Liquids Marketing and Trade LLC and Enterprise Products Partners L.P., provided approximately 22%, 15%, and 11% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2019.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2024 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes was $540,094, $253,178 and $354,375, respectively, as of September 28, 2019.

13.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.  Rental expense under operating leases was $31,300, $30,075 and $30,582 for fiscal 2019, 2018 and 2017, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2019 are as follows:

Fiscal Year	Minimum Lease Payments
2020	$27,110
2021	23,875
2022	21,068
2023	16,267
2024	10,980
2025 and thereafter	25,128

Contingencies

Accrued Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  At September 28, 2019 and September 29, 2018, the Partnership had accrued liabilities of $67,279 and $70,567, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,110 and $20,837 as of September 28, 2019 and September 29, 2018, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $18,629 as of September 28, 2019.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 28, 2019 and September 29, 2018.

15.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 28, 2019, September 29, 2018 and September 30, 2017:

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Cash Flow Hedges
Balance, beginning of period	$—	$—	$(205)
Other comprehensive income before reclassifications:
Unrealized (losses)	—	—	(10)
Reclassifications to earnings:
Realized losses (1)	—	—	215
Other comprehensive income	—	—	205
Balance, end of period	$—	$—	$—

Pension Benefits
Balance, beginning of period	$(33,180)	$(37,311)	$(51,391)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	(4,019)	448	2,779
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (2)	—	—	6,100
Amortization of net loss (2)	3,466	3,683	5,201
Other comprehensive (loss) income	(553)	4,131	14,080
Balance, end of period	$(33,733)	$(33,180)	$(37,311)

Postretirement Benefits
Balance, beginning of period	$8,510	$8,499	$5,764
Other comprehensive income before reclassifications:
Prior service credits	—	—	3,246
Net change in plan obligation	296	1,164	(122)
Reclassifications to earnings:
Amortization of prior service credits (2)	(498)	(498)	—
Amortization of net gain (2)	(761)	(655)	(389)
Other comprehensive (loss) income	(963)	11	2,735
Balance, end of period	$7,547	$8,510	$8,499

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(24,670)	$(28,812)	$(45,832)
Other comprehensive income before reclassifications	(3,723)	1,612	5,893
Recognition of net actuarial loss for pension settlement	—	—	6,100
Reclassifications to earnings	2,207	2,530	5,027
Other comprehensive (loss) income	(1,516)	4,142	17,020
Balance, end of period	$(26,186)	$(24,670)	$(28,812)

(1)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(2)	These amounts are included in the computation of net periodic benefit cost. See Note 11, “Employee Benefit Plans”.

16.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
Revenues:
Propane	$1,083,446	$1,153,323	$1,011,078
Fuel oil and refined fuels	92,084	91,520	78,126
Natural gas and electricity	45,206	54,308	55,103
All other	46,969	45,262	43,579
Total revenues	$1,267,705	$1,344,413	$1,187,886

Operating income (loss):
Propane	$254,447	$248,473	$218,346
Fuel oil and refined fuels	8,489	7,605	8,552
Natural gas and electricity	8,758	12,309	13,826
All other	(19,516)	(20,145)	(23,017)
Corporate	(101,324)	(90,239)	(89,112)
Total operating income	150,854	158,003	128,595

Reconciliation to net income:
Loss on debt extinguishment	—	—	1,567
Interest expense, net	76,663	77,383	75,263
Other, net	4,702	4,692	13,311
Provision for (benefit from) income taxes	857	(606)	459
Net income	$68,632	$76,534	$37,995

Depreciation and amortization:
Propane	$108,763	$111,460	$111,374
Fuel oil and refined fuels	2,083	2,574	2,610
Natural gas and electricity	—	—	—
All other	196	215	283
Corporate	9,830	10,973	13,671
Total depreciation and amortization	$120,872	$125,222	$127,938

	As of
	September 28,	September 29,
	2019	2018
Assets:
Propane	$1,904,344	$1,995,060
Fuel oil and refined fuels	44,279	47,911
Natural gas and electricity	11,907	13,067
All other	2,950	3,363
Corporate	34,868	41,798
Total assets	$1,998,348	$2,101,199

17.	Subsequent Event

On October 30, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer operating in a strategic market on the west coast for $13,000, including $1,000 for non-compete consideration, plus working capital acquired. The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 28, 2019, September 29, 2018 and September 30, 2017	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 30, 2017
Allowance for doubtful accounts	$2,441	$3,545	$—	$(2,942)	$3,044
Valuation allowance for deferred tax assets	58,782	406	—	—	59,188
Year Ended September 29, 2018
Allowance for doubtful accounts	$3,044	$4,443	$—	$(3,858)	$3,629
Valuation allowance for deferred tax assets	59,188	(1,366)	—	(19,941)	37,881
Year Ended September 28, 2019
Allowance for doubtful accounts	$3,629	$2,580	$—	$(3,636)	$2,573
Valuation allowance for deferred tax assets	37,881	115	—	—	37,996

(a)	Represents amounts that did not impact earnings.

S-2