Form 10-Q
period 2019-12-28
SUBURBAN PROPANE PARTNERS LP
filed 2020-02-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2019

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

At February 3, 2020, there were 62,070,444 Common Units of Suburban Propane Partners, L.P. outstanding.

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

•	The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;
•	The impact of legal proceedings on the Partnership’s business;
•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;
•	The Partnership’s ability to make strategic acquisitions and successfully integrate them;
•	The ability of the Partnership to continue to combat cybersecurity threats to our networks and information technology;
•	The impact of current conditions in the global capital and credit markets, and general economic pressures;
•	The operating, legal and regulatory risks the Partnership may face; and
•

Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s most recent Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 28,	September 28,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,917	$2,441
Accounts receivable, less allowance for doubtful accounts of $3,473 and $2,573, respectively	123,906	59,340
Inventories	52,641	45,036
Other current assets	17,491	16,623
Total current assets	199,955	123,440
Property, plant and equipment, net	626,921	627,207
Operating lease right-of-use assets (See Notes 2 and 8)	104,891	—
Goodwill	1,103,781	1,098,085
Other intangible assets, net	126,857	128,437
Other assets	22,004	21,179
Total assets	$2,184,409	$1,998,348
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$72,661	$34,085
Accrued employment and benefit costs	23,975	34,688
Customer deposits and advances	84,053	97,854
Operating lease liabilities (See Notes 2 and 8)	22,566	—
Other current liabilities	51,618	49,503
Total current liabilities	254,873	216,130
Long-term borrowings	1,288,562	1,227,057
Accrued insurance	52,806	51,514
Operating lease liabilities (See Notes 2 and 8)	82,073	—
Other liabilities	77,661	79,817
Total liabilities	1,755,975	1,574,518
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,070 and 61,735 units issued and outstanding at December 28, 2019 and September 28, 2019, respectively)	454,079	450,016
Accumulated other comprehensive loss	(25,645)	(26,186)
Total partners’ capital	428,434	423,830
Total liabilities and partners’ capital	$2,184,409	$1,998,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Revenues
Propane	$285,425	$321,360
Fuel oil and refined fuels	25,891	28,909
Natural gas and electricity	8,721	13,404
All other	13,841	13,431
	333,878	377,104
Costs and expenses
Cost of products sold	118,600	182,585
Operating	106,876	99,409
General and administrative	19,274	16,505
Depreciation and amortization	29,274	30,071
	274,024	328,570
Operating income	59,854	48,534
Interest expense, net	19,072	19,488
Other, net	978	1,176
Income before (benefit from) provision for income taxes	39,804	27,870
(Benefit from) provision for income taxes	(359)	151
Net income	$40,163	$27,719
Net income per Common Unit - basic	$0.65	$0.45
Weighted average number of Common Units outstanding - basic	62,142	61,637
Net income per Common Unit - diluted	$0.64	$0.45
Weighted average number of Common Units outstanding - diluted	62,414	61,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Net income	$40,163	$27,719
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	541	552
Other comprehensive income	541	552
Total comprehensive income	$40,704	$28,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Cash flows from operating activities:
Net income	$40,163	$27,719
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	29,274	30,071
Compensation costs recognized under Restricted Unit Plans	2,562	3,021
Other, net	(261)	(317)
Changes in assets and liabilities:
Accounts receivable	(63,999)	(64,721)
Inventories	(7,355)	3,769
Other current and noncurrent assets	(4,094)	(12,041)
Accounts payable	41,585	40,028
Accrued employment and benefit costs	(10,713)	(10,499)
Customer deposits and advances	(13,801)	(16,700)
Contributions to defined benefit pension plan	(1,015)	(925)
Other current and noncurrent liabilities	3,266	7,938
Net cash provided by operating activities	15,612	7,343
Cash flows from investing activities:
Capital expenditures	(13,039)	(7,705)
Acquisitions of businesses	(21,049)	—
Proceeds from sale of property, plant and equipment	862	1,876
Net cash (used in) investing activities	(33,226)	(5,829)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	129,700	113,900
Repayments of borrowings under revolving credit facility	(68,700)	(74,700)
Partnership distributions	(37,041)	(36,843)
Other, net	(2,869)	(2,447)
Net cash provided by (used in) financing activities	21,090	(90)
Net increase in cash and cash equivalents	3,476	1,424
Cash and cash equivalents at beginning of period	2,441	5,164
Cash and cash equivalents at end of period	$5,917	$6,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 28, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,735	$450,124	$(26,186)	$423,938
Net income		40,163		40,163
Other comprehensive income			541	541
Partnership distributions		(37,041)		(37,041)
Common Units issued under Restricted Unit Plans	335	(1,729)		(1,729)
Compensation costs recognized under Restricted Unit Plans		2,562		2,562
Balance, end of period	62,070	$454,079	$(25,645)	$428,434

	Three Months Ended December 29, 2018
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,405	$518,494	$(24,670)	$493,824
Net income		27,719		27,719
Other comprehensive income			552	552
Partnership distributions		(36,843)		(36,843)
Common Units issued under Restricted Unit Plans	259	(1,349)		(1,349)
Compensation costs recognized under Restricted Unit Plans		3,021		3,021
Balance, end of period	61,664	$511,042	$(24,118)	$486,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,070,444 Common Units outstanding at December 28, 2019.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally thirteen weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is fourteen weeks in duration.

Revenue Recognition.  On the first day of fiscal 2019, the Partnership adopted the new accounting guidance regarding revenue recognition under the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“Topic 606”) and all related amendments using the full retrospective method.  ASU 2014-09 provides a five-step model to be applied to all contracts with customers.  The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied.  The adoption of this standard had no impact on the Partnership’s condensed consolidated statements of financial position, operations or cash flows.

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

Recently Issued Accounting Pronouncements.  In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“Topic 350”).  This update eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  In testing goodwill for impairment, an entity may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment indicates that goodwill impairment is more likely than not, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  Topic 350 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  Early adoption of Topic 350 is permitted.  The Partnership does not expect that the adoption of Topic 350 will have a material impact on the Partnership’s consolidated financial statements.

Recently Adopted Accounting Pronouncements. On September 29, 2019, the first day of fiscal 2020, the Partnership adopted the new leases accounting guidance under ASU 2016-02 “Leases” (“Topic 842”), including the related amendments thereto.  Topic 842 amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets.  The Partnership adopted the guidance under Topic 842 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application.  The adoption of Topic 842 resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities on the Partnership’s condensed consolidated balance sheet as of September 29, 2019 of approximately $103,100, but did not have an impact on the Partnership’s other condensed consolidated financial statements or on its financial metrics used for debt covenant compliance. See Note 8, “Leases” for more information.
3.	Disaggregation of Revenue

The following table disaggregates revenue for each customer type.  See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 85%, 8% and 3%, respectively, of the Partnership’s revenue for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	December 28,	December 29,
	2019	2018
Retail
Residential	$196,886	$221,714
Commercial	83,335	96,578
Industrial	26,599	28,954
Agricultural	12,895	13,901
Government	14,149	15,934
Wholesale	14	23
Total revenues	$333,878	$377,104

The Partnership recognized $32,676 and $33,158 of revenue during the three months ended December 28, 2019 and December 29, 2018, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $9,648 and $7,051 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 28, 2019 and September 28, 2019, respectively.

4.	Acquisitions of Businesses

On December 5, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Georgia for $10,400, including $1,250 for non-compete consideration, plus working capital acquired.  As of December 28, 2019, $8,650 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On October 30, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $13,000, including $1,000 for non-compete consideration, plus working capital acquired. As of December 28, 2019, $11,899 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

These acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives.  The preliminary purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The

Partnership did not enter into an interest rate swap agreement during the first quarter of fiscal 2020 or in fiscal 2019.  The interest rate swaps have been designated as, and are accounted for as, cash flow hedges.  The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts.  Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings.  However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 28, 2019 and September 28, 2019, respectively:

	As of December 28, 2019		As of September 28, 2019
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$3,069	Other current assets	$4,082
	Other assets	10	Other assets	167
		$3,079		$4,249

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$238	Other current liabilities	$3,360
	Other liabilities	—	Other liabilities	—
		$238		$3,360

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	December 28, 2019		December 29, 2018
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$419	$—	$1,546	$361
Beginning balance realized during the period	(234)	—	(393)	(46)
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	(181)	—	2,157	(315)
Ending balance of over-the-counter options	$4	$—	$3,310	$—

As of December 28, 2019 and September 28, 2019, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and three months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 28, 2019 and December 29, 2018 are as follows:

	Three Months Ended December 28, 2019		Three Months Ended December 29, 2018
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$2,776	Cost of products sold	$(15,911)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 28, 2019			As of September 28, 2019
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$11,056	$(7,977)	$3,079	$10,464	$(6,215)	$4,249
Liability Derivatives
Commodity-related derivatives	$8,215	$(7,977)	$238	$9,575	$(6,215)	$3,360

The Partnership had $1,070 and $5,392 posted cash collateral as of December 28, 2019 and September 28, 2019, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	December 28,	September 28,
	2019	2019
5.5% senior notes due June 1, 2024	$541,013	$540,094
5.75% senior notes due March 1, 2025	255,750	253,178
5.875% senior notes due March 1, 2027	366,187	354,375
	$1,162,950	$1,147,647

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 28,	September 28,
	2019	2019
Propane, fuel oil and refined fuels and natural gas	$50,842	$43,217
Appliances	1,799	1,819
	$52,641	$45,036

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 28, 2019
Goodwill	$1,085,747	$10,900	$7,900	$1,104,547
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,085,747	$4,438	$7,900	$1,098,085

Fiscal 2020 Activity
Goodwill acquired (1)	$5,696	$—	$—	$5,696

Balance as of December 28, 2019
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Other intangible assets consist of the following:

	As of
	December 28,	September 28,
	2019	2019
Customer relationships (1)	$517,676	$507,159
Non-compete agreements (1)	37,690	35,440
Other	1,967	1,967
	557,333	544,566

Less: accumulated amortization
Customer relationships	(398,203)	(384,507)
Non-compete agreements	(30,809)	(30,181)
Other	(1,464)	(1,441)
	(430,476)	(416,129)
	$126,857	$128,437

(1)	Reflects the impact from acquisitions (See Note 4, “Acquisitions of Businesses”).

8.	Leases

The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under noncancelable leases all of which were determined to be operating leases.  The Partnership determines if an agreement contains a lease at inception based on the Partnership’s right to the economic benefits of the leased assets and its right to direct the use of the leased asset.  Right-of-use assets represent the Partnership’s right to use an underlying asset, and right-of-use liabilities represent the Partnership’s obligation to make lease payments arising from the lease.  Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its estimated incremental borrowing rate based on the information available at the commencement date adjusted for the lease term to determine the present value of the lease payments.  This rate is calculated based on a collateralized rate for the specific leasing activities of the Partnership.

Some leases include one or more options to renew at the Partnership’s discretion, with renewal terms that can extend the lease from one to fifteen additional years.  The renewal options are included in the measurement of the right-of-use assets and lease liabilities if the Partnership is reasonably certain to exercise the renewal options.  Short-term leases are leases having an initial term of twelve months or less.  The Partnership recognizes expenses for short-term leases on a straight-line basis and does not record a lease asset or lease liability for such leases.

When implementing Topic 842, the Partnership elected the following practical expedients: (1) a package of practical expedients that allows the Partnership to not reassess: (a) whether expired or existing contracts contained leases; (b) the lease classification for expired or existing leases; and (c) the initial direct costs for existing leases; (2) for all underlying asset classes, an expedient that allows the Partnership to not apply the recognition requirements to short-term leases and account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that allows the Partnership to not evaluate under Topic 842 land easements that existed or expired before the Partnership’s adoption of Topic 842 and that were not previously accounted for as leases.

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment. See Note 14, “Guarantees” for more information.

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of December 28, 2019.

Quantitative information on the Partnership’s lease population as of and for the three months ended December 28, 2019 is as follows:

Lease expense	$7,262

Other information:
Cash payments for operating leases	7,410
Right-of-use assets obtained in exchange for new operating lease liabilities	5,331
Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	5.2%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of December 28, 2019:

Fiscal Year	Operating Leases
2020 (remaining)	$20,857
2021	24,997
2022	22,478
2023	17,604
2024	12,332
2025 and thereafter	26,769
Total future minimum lease payments	$125,037
Less: interest	(20,398)
Total lease obligations	$104,639

As previously disclosed in the Partnership’s 2019 Annual Report on Form 10-K under the previous lease standard (Topic 840), at September 28, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	Operating Leases
2020	$27,110
2021	23,875
2022	21,068
2023	16,267
2024	10,980
2025 and thereafter	25,128
Total future minimum lease payments	$124,428

9.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 272,326 and 266,175 units for the three months ended December 28, 2019 and December 29, 2018, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 28,	September 28,
	2019	2019
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 3, 2021	174,500	113,500
Subtotal	1,299,500	1,238,500

Less: unamortized debt issuance costs	(10,938)	(11,443)
	$1,288,562	$1,227,057

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement, dated March 3, 2016 and further amended on May 1, 2017 (the “Amended Credit Agreement”) that provides for a five-year $500,000 revolving credit facility (the “Revolving Credit Facility”) with a maturity date of March 3, 2021, of which $174,500 and $113,500 was outstanding as of December 28, 2019 and September 28, 2019, respectively.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of December 28, 2019, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.2%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 28, 2019, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $65,826 which expire periodically through January 15, 2021.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 28, 2019.

The aggregate amounts of long-term debt maturities subsequent to December 28, 2019 are as follows: fiscal 2020: $-0-; fiscal 2021: $174,500; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $525,000; and thereafter: $600,000.

11.	Distributions of Available Cash

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

On January 23, 2020, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2020, payable on February 11, 2020 to holders of record on February 4, 2020.

12.	Unit-Based Compensation Arrangements

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

During the three months ended December 28, 2019, the Partnership awarded 470,060 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $8,549.  The following is a summary of activity for the Restricted Unit Plans for the three months ended December 28, 2019:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2019	988,339	$18.12
Awarded	470,060	18.19
Forfeited	(100)	(17.22)
Vested (1)	(409,648)	(19.46)
Outstanding December 28, 2019	1,048,651	$17.63

(1)

During fiscal 2020, the Partnership withheld 74,401 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 28, 2019, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $9,935.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three months ended December 28, 2019 and December 29, 2018 was $2,563 and $3,021, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three months ended December 28, 2019 and December 29, 2018 was $304 and $256, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three months ended December 28, 2019 and December 29, 2018 was $1,991 and $1,838, respectively.  As of December 28, 2019 and September 28, 2019, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $9,228 and $10,201, respectively, related to estimated future payments under the LTIP.  In the first quarter of fiscal 2020, cash payouts totaling $2,963 were made relating to the fiscal 2017 award.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of December 28, 2019 and September 28, 2019, the Partnership had accrued liabilities of $71,106 and $67,279, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,860 and $18,110 as of December 28, 2019 and September 28, 2019, respectively.

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

During the first quarter of fiscal 2020, the Partnership recorded a charge of $5,000 for the settlement of certain product liability and other legal matters.  The settled claims were paid in the second quarter of fiscal 2020.

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $19,710 as of December 28, 2019.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 28, 2019 and September 28, 2019.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 28,	December 29,
	2019	2018
Interest cost	$720	$986
Expected return on plan assets	(320)	(431)
Amortization of net loss	862	866
Net periodic benefit cost	$1,262	$1,421

	Postretirement Benefits
	Three Months Ended
	December 28,	December 29,
	2019	2018
Interest cost	$37	$69
Amortization of prior service credits	(124)	(124)
Amortization of net (gain)	(197)	(190)
Net periodic benefit cost	$(284)	$(245)

The Partnership expects to contribute approximately $6,600 to the defined benefit pension plan during fiscal 2020, of which $1,015 was contributed during the three months ended December 28, 2019.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2020 is $970, of which $211 was contributed during the three months ended December 28, 2019.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 28, 2019 and September 28, 2019, the Partnership’s estimated obligation to these MEPPs was $21,170 and $21,441, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
	December 28,	December 29,
	2019	2018
Pension Benefits
Balance, beginning of period	$(33,733)	$(33,180)
Reclassifications to earnings:
Amortization of net loss (1)	862	866
Other comprehensive income	862	866
Balance, end of period	$(32,871)	$(32,314)

Postretirement Benefits
Balance, beginning of period	$7,547	$8,510
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(321)	(314)
Other comprehensive loss	(321)	(314)
Balance, end of period	$7,226	$8,196

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(26,186)	$(24,670)
Reclassifications to earnings	541	552
Other comprehensive income	541	552
Balance, end of period	$(25,645)	$(24,118)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

As described in Note 1 “Partnership Organization and Formation”, the earnings of the Corporate Entities are subject to corporate level federal and state income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of the AMT credit carryforward and certain NOLs, each of which are defined and explained below, that arose after the enactment of the Tax Cuts and Jobs Act (“2017 Act”)) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings.  Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

On December 22, 2017, the 2017 Act was signed into law, which enacted significant changes to U.S. tax and related laws.  Some of the provisions of the 2017 Act that could affect the Partnership, the Operating Partnership and their subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of net business interest expense, restrictions on the use of net operating loss carryforwards (“NOLs”) arising in taxable years beginning after December 31, 2017 and full expensing for certain qualified property.

In the case of a corporation, the 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards fully refundable without regard to future taxable income. Accordingly, the Partnership concluded that the existing valuation allowance on the AMT credit carryforwards of the Corporate Entities should be released as part of accounting for tax reform.  The reversal of the valuation allowance resulted in a $1,086 discrete deferred tax benefit being recorded during the first quarter of fiscal 2018.  In addition, also as a result of the 2017 Act, NOLs generated beginning in 2018 have an indefinite life.  As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020.

18.	Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment.  The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 28,	December 29,
	2019	2018
Revenues:
Propane	$285,425	$321,360
Fuel oil and refined fuels	25,891	28,909
Natural gas and electricity	8,721	13,404
All other	13,841	13,431
Total revenues	$333,878	$377,104
Operating income:
Propane	$86,122	$70,471
Fuel oil and refined fuels	2,728	3,470
Natural gas and electricity	2,229	2,828
All other	(5,387)	(4,644)
Corporate	(25,838)	(23,591)
Total operating income	59,854	48,534

Reconciliation to net income:
Interest expense, net	19,072	19,488
Other, net	978	1,176
(Benefit from) provision for income taxes	(359)	151
Net income	$40,163	$27,719
Depreciation and amortization:
Propane	$26,980	$26,955
Fuel oil and refined fuels	507	522
Natural gas and electricity	—	—
All other	47	52
Corporate	1,740	2,542
Total depreciation and amortization	$29,274	$30,071

	As of
	December 28,	September 28,
	2019	2019
Assets:
Propane	$2,054,338	$1,904,344
Fuel oil and refined fuels	57,367	44,279
Natural gas and electricity	13,602	11,907
All other	13,021	2,950
Corporate	46,081	34,868
Total assets	$2,184,409	$1,998,348

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 28, 2019.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2020 was $40.2 million, or $0.65 per Common Unit, compared to net income of $27.7 million, or $0.45 per Common Unit, in the prior year first quarter.   Excluding the effects of unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) amounted to $85.4 million for the first quarter of fiscal 2020, compared to $93.3 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2020 of 121.2 million gallons decreased 2.3% compared to the prior year first quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the first quarter of fiscal 2020 were 4% warmer than normal and 1% warmer than the prior year first quarter.  The warmer temperatures were concentrated in the month of December as average temperatures during the month were 10% warmer than normal and 2% warmer than December 2018, thus negatively impacting customer demand for heating purposes.

Revenues in the first quarter of fiscal 2020 of $333.9 million decreased $43.2 million, or 11.5%, compared to the prior year first quarter, primarily due to lower retail selling prices associated with lower wholesale product costs and, to a lesser extent, lower propane volumes sold.  Average posted propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2020 were 37.5% lower than the prior year first quarter.   Cost of products sold for the first quarter of fiscal 2020 of $118.6 million decreased $64.0 million, or 35.0%, compared to the prior year first quarter, primarily due to lower wholesale product costs and lower propane volumes sold.  Cost of products sold included a $2.8 million unrealized (non-cash) gain in the fiscal 2020 first quarter, compared to a $15.9 million unrealized (non-cash) loss in the prior year first quarter. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $126.2 million for the first quarter of fiscal 2020 increased $10.2 million, or 8.8%, compared to the prior year first quarter, primarily due to a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters, combined with higher payroll and benefit related costs and higher vehicle costs.

During the first quarter of fiscal 2020, we closed on two acquisitions of well-run propane operations, located in strategic markets on the east and west coasts, for a total purchase price of $23.4 million, excluding working capital acquired.  Total debt outstanding as of December 2019 was $1,299.5 million, which was $8.3 million lower than December 2018, despite borrowings to fund the two propane acquisitions during the quarter.

As previously announced on January 23, 2020, the Partnership’s Board of Supervisors has declared a quarterly distribution of $0.60 per Common Unit for the three months ended December 28, 2019.  The distribution is payable on February 11, 2020 to Common Unitholders of record as of February 4, 2020.

Our anticipated cash requirements for the remainder of fiscal 2020 include: (i) maintenance and growth capital expenditures of approximately $22.0 million; (ii) interest and income tax payments of approximately $57.1 million; and (iii) cash distributions of approximately $111.9 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 28, 2019 Compared to Three Months Ended December 29, 2018

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 28,	December 29,	(Decrease)	(Decrease)
	2019	2018	Increase	Increase
Revenues
Propane	$285,425	$321,360	$(35,935)	(11.2)%
Fuel oil and refined fuels	25,891	28,909	(3,018)	(10.4)%
Natural gas and electricity	8,721	13,404	(4,683)	(34.9)%
All other	13,841	13,431	410	3.1%
Total revenues	$333,878	$377,104	$(43,226)	(11.5)%
Retail gallons sold
Propane	121,151	124,053	(2,902)	(2.3)%
Fuel oil and refined fuels	8,437	9,136	(699)	(7.7)%

As discussed above, average temperatures (as measured in heating degrees days) across all of our service territories during the first quarter of fiscal 2020 were 4% and 1% warmer than normal and the prior year first quarter, respectively.  The decrease in heating degree days compared to the prior year was concentrated in December, when heating degree days generally have a greater impact on customer demand for heating purposes.  Average temperatures for the month of December 2019 were 10% warmer than normal and 2% warmer than December 2018.

Revenues from the distribution of propane and related activities of $285.4 million decreased $35.9 million, or 11.2%, compared to the prior year primarily due to lower average retail selling prices and volumes sold.  Average propane selling prices decreased 9.1% compared to the prior year, reflecting lower average wholesale costs, resulting in a $28.4 million decrease in revenues.  As a result of the aforementioned impact of warmer weather in the month of December on customer demand, retail propane gallons sold decreased 2.9 million gallons, or 2.3%, compared to the prior year, resulting in a $7.5 million decrease in revenues.

Revenues from the distribution of fuel oil and refined fuels of $25.9 million were $3.0 million, or 10.4%, lower than the prior year first quarter, primarily from lower volumes sold and lower average selling prices.  Fuel oil and refined fuels gallons sold decreased 7.7%, primarily due to warmer weather in the northeast resulting in a $2.2 million decrease in revenue.

Revenues in our natural gas and electricity segment of $8.7 million were $4.7 million, or 34.9%, lower than the prior year, primarily due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York, and a decrease in usage due to warmer weather in the northeast, along with lower average selling prices.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 28,	December 29,	(Decrease)	(Decrease)
	2019	2018	Increase	Increase
Cost of products sold
Propane	$91,677	$150,021	$(58,344)	(38.9)%
Fuel oil and refined fuels	17,577	20,388	(2,811)	(13.8)%
Natural gas and electricity	4,882	8,449	(3,567)	(42.2)%
All other	4,464	3,727	737	19.8%
Total cost of products sold	$118,600	$182,585	$(63,985)	(35.0)%
As a percent of total revenues	35.5%	48.4%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 37.5% and 5.6% lower than the prior year first quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $2.8 million unrealized (non-cash) gain in the first quarter of fiscal 2020 compared to a $15.9 million unrealized (non-cash) loss in the prior year first quarter, resulting in a decrease of $18.7 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $91.7 million decreased $58.3 million, or 38.9%, compared to the prior year first quarter. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $36.5 million and $3.1 million, respectively, as well as the $18.7 million decrease stemming from the net change in the fair value of derivative instruments described above.

Cost of products sold associated with our fuel oil and refined fuels segment of $17.6 million decreased $2.8 million, or 13.8%, compared to the prior year first quarter.  Lower volumes sold and lower average wholesale costs contributed to decreases in cost of products sold of $1.6 million and $1.2 million, respectively.

Cost of products sold in our natural gas and electricity segment of $4.9 million decreased $3.6 million, or 42.2%, compared to the prior year primarily due to lower wholesale costs for electricity and natural gas and lower usage.

Total cost of products sold as a percent of total revenues decreased 12.9 percentage points to 35.5% from 48.4% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices, coupled with the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 28,	December 29,		Percent
	2019	2018	Increase	Increase
Operating expenses	$106,876	$99,409	$7,467	7.5%
As a percent of total revenues	32.0%	26.4%

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

Operating expenses of $106.9 million for the first quarter of fiscal 2020 increased $7.5 million, or 7.5%, compared to the prior year first quarter, primarily due to a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters, combined with higher payroll and benefit related costs and higher vehicle costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 28,	December 29,		Percent
	2019	2018	Increase	Increase
General and administrative expenses	$19,274	$16,505	$2,769	16.8%
As a percent of total revenues	5.8%	4.4%

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

General and administrative expenses of $19.3 million for the first quarter of fiscal 2020 increased $2.8 million, or 16.8%, compared to the prior year first quarter, primarily due to higher professional services fees, and an increase in spending on marketing and advertising activities to support our customer base growth and retention initiatives.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 28,	December 29,		Percent
	2019	2018	Decrease	Decrease
Depreciation and amortization	$29,274	$30,071	$(797)	(2.7)%
As a percent of total revenues	8.8%	8.0%

Depreciation and amortization expense of $29.3 million for the first quarter of fiscal 2020 decreased $0.8 million, or 2.7%, compared to the prior year first quarter, primarily due to accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 28,	December 29,		Percent
	2019	2018	Decrease	Decrease
Interest expense, net	$19,072	$19,488	$(416)	(2.1)%
As a percent of total revenues	5.7%	5.2%

Net interest expense of $19.1 million in the first quarter of fiscal 2020 decreased $0.4 million compared to the prior year quarter, primarily due to a lower average level of outstanding borrowings coupled with a decrease in benchmark interest rates on borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 28,	December 29,
	2019	2018
Net income	$40,163	$27,719
Add:
(Benefit from) provision for income taxes	(359)	151
Interest expense, net	19,072	19,488
Depreciation and amortization	29,274	30,071
EBITDA	88,150	77,429
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(2,776)	15,911
Adjusted EBITDA	$85,374	$93,340

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2020 and fiscal 2019 was $15.6 million and $7.3 million, respectively. The $8.3 million year-over-year increase in net cash provided by operating activities was primarily attributable to a smaller increase in working capital during the first quarter of fiscal 2020 compared to the prior year, stemming from the decline in average wholesale costs of propane.  Given the seasonal nature of the propane and fuel oil businesses, working capital requirements typically peak towards the end of the heating season, after which accounts receivable becomes a significant source of cash from operating activities.

Investing Activities.  Net cash used in investing activities of $33.2 million for the first quarter of fiscal 2020 consisted of capital expenditures of $13.0 million (including approximately $8.6 million to support the growth of operations and $4.4 million for maintenance expenditures), and $21.0 million used to fund the acquisitions of two retail propane businesses (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $0.8 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $5.8 million for the first quarter of fiscal 2019 consisted of capital expenditures of $7.7 million (including approximately $4.7 million to support the growth of operations and $3.0 million for maintenance expenditures), partially offset by $1.9 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the first quarter of fiscal 2020 reflected $61.0 million in net borrowings under the Revolving Credit Facility, which were used to fund a portion of our seasonal working capital and the two acquisitions noted above, offset to an extent by $37.0 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2019 and other financing activities of $2.9 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 28, 2019, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $174.5 million outstanding under our Revolving Credit Facility.  See Item 1, Note 10 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to December 28, 2019 are as follows: fiscal 2020: $-0-; fiscal 2021: $174.5 million; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $525.0 million; and thereafter: $600.0 million.

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

On January 23, 2020, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the first quarter of fiscal 2020, payable on February 11, 2020 to holders of record on February 4, 2020.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At December 28, 2019, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $33.9 million and $9.6 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 28, 2019, we had accrued insurance liabilities of $71.1 million, and a receivable of $18.9 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

See Item 1, Note 13, Legal Matters subsection of this Quarterly Report.

Off-Balance Sheet Arrangements

Guarantees

See Item 1, Note 14 of this Quarterly Report.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At December 28, 2019, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of December 28, 2019.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 28, 2019 indicates a decrease in potential future net gains of $3.3 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 28, 2019.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 28, 2019, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 28, 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended December 28, 2019 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 29, 2019 through October 26, 2019	—	—	N/A	N/A
October 27, 2019 through November 23, 2019	74,401	$23.25	N/A	N/A
November 24, 2019 through December 28, 2019	—	—	N/A	N/A
Total	74,401	$23.25	N/A	N/A

(1)

This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.  Such restricted units were issued to participants pursuant to the Suburban Propane Partners, L.P. 2009 and 2018 Restricted Unit Plans that were adopted by the Partnership on July 22, 2009 and June 1, 2018, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report.  Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1	Sixth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P and Subsidiaries (effective December 20, 2019). (Filed herewith). #

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

February 6, 2020	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 6, 2020	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller