Form 10-Q
period 2020-03-28
SUBURBAN PROPANE PARTNERS LP
filed 2020-05-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2020

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

At May 4, 2020, there were 62,131,669 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•

The impact of the COVID-19 pandemic and the corresponding government response, including the impact across the Partnership’s businesses on demand and operations, as well as on the operations of the Partnership’s suppliers, customers and other business partners, and the effectiveness of the Partnership’s actions taken in response to these risks;

•

Volatility in the unit cost of propane, fuel oil and other refined fuels, natural gas and electricity, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes sold as a result of customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;
•

The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters such as pandemics, including the COVID-19 pandemic;

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and Item 1A of Part II of this Quarterly Report.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 28,	September 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,195	$2,441
Accounts receivable, less allowance for doubtful accounts of $4,773 and $2,573, respectively	113,615	59,340
Inventories	42,881	45,036
Other current assets	17,316	16,623
Total current assets	179,007	123,440
Property, plant and equipment, net	618,189	627,207
Operating lease right-of-use assets (See Notes 2 and 8)	115,118	—
Goodwill	1,103,781	1,098,085
Other intangible assets, net	112,581	128,437
Other assets	31,341	21,179
Total assets	$2,160,017	$1,998,348
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$47,754	$34,085
Accrued employment and benefit costs	26,754	34,688
Customer deposits and advances	57,556	97,854
Operating lease liabilities (See Notes 2 and 8)	24,505	—
Other current liabilities	53,253	49,503
Total current liabilities	209,822	216,130
Long-term borrowings	1,259,667	1,227,057
Accrued insurance	52,292	51,514
Operating lease liabilities (See Notes 2 and 8)	90,194	—
Other liabilities	76,720	79,817
Total liabilities	1,688,695	1,574,518
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,073 and 61,735 units issued and outstanding at March 28, 2020 and September 28, 2019, respectively)	496,426	450,016
Accumulated other comprehensive loss	(25,104)	(26,186)
Total partners’ capital	471,322	423,830
Total liabilities and partners’ capital	$2,160,017	$1,998,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Revenues
Propane	$347,686	$433,056
Fuel oil and refined fuels	31,502	41,598
Natural gas and electricity	10,198	17,596
All other	11,669	12,127
	401,055	504,377
Costs and expenses
Cost of products sold	150,118	201,522
Operating	110,588	108,154
General and administrative	13,436	21,988
Depreciation and amortization	29,288	30,623
	303,430	362,287
Operating income	97,625	142,090
Loss on debt extinguishment	109	—
Interest expense, net	19,176	19,647
Other, net	979	1,175
Income before provision for income taxes	77,361	121,268
Provision for income taxes	—	252
Net income	$77,361	$121,016
Net income per Common Unit - basic	$1.24	$1.96
Weighted average number of Common Units outstanding - basic	62,325	61,776
Net income per Common Unit - diluted	$1.23	$1.94
Weighted average number of Common Units outstanding - diluted	62,668	62,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 28,	March 30,
	2020	2019
Revenues
Propane	$633,111	$754,416
Fuel oil and refined fuels	57,393	70,507
Natural gas and electricity	18,919	31,000
All other	25,510	25,558
	734,933	881,481
Costs and expenses
Cost of products sold	268,718	384,107
Operating	217,464	207,563
General and administrative	32,710	38,493
Depreciation and amortization	58,562	60,694
	577,454	690,857
Operating income	157,479	190,624
Loss on debt extinguishment	109	—
Interest expense, net	38,248	39,135
Other, net	1,957	2,351
Income before (benefit from) provision for income taxes	117,165	149,138
(Benefit from) provision for income taxes	(359)	403
Net income	$117,524	$148,735
Net income per Common Unit - basic	$1.89	$2.41
Weighted average number of Common Units outstanding - basic	62,239	61,711
Net income per Common Unit - diluted	$1.88	$2.39
Weighted average number of Common Units outstanding - diluted	62,578	62,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Net income	$77,361	$121,016	$117,524	$148,735
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	541	552	1,082	1,104
Other comprehensive income	541	552	1,082	1,104
Total comprehensive income	$77,902	$121,568	$118,606	$149,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities:
Net income	$117,524	$148,735
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58,562	60,694
Loss on debt extinguishment	109	—
Compensation costs recognized under Restricted Unit Plans	4,822	6,575
Other, net	681	228
Changes in assets and liabilities:
Accounts receivable	(53,708)	(82,613)
Inventories	2,405	8,769
Other current and noncurrent assets	(20,802)	629
Accounts payable	16,675	17,787
Accrued employment and benefit costs	(7,934)	(1,365)
Customer deposits and advances	(40,298)	(47,785)
Contributions to defined benefit pension plan	(2,030)	(3,320)
Other current and noncurrent liabilities	15,313	(7,090)
Net cash provided by operating activities	91,319	101,244
Cash flows from investing activities:
Capital expenditures	(20,484)	(16,552)
Acquisitions of businesses	(21,471)	(10,575)
Proceeds from sale of property, plant and equipment	1,849	3,095
Net cash (used in) investing activities	(40,106)	(24,032)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	405,700	234,400
Repayments of borrowings under revolving credit facility	(374,100)	(234,500)
Issuance costs associated with long-term borrowings	(2,665)	—
Partnership distributions	(74,283)	(73,841)
Other, net	(3,111)	(2,507)
Net cash (used in) financing activities	(48,459)	(76,448)
Net increase in cash and cash equivalents	2,754	764
Cash and cash equivalents at beginning of period	2,441	5,164
Cash and cash equivalents at end of period	$5,195	$5,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 28, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,070	$454,079	$(25,645)	$428,434
Net income		77,361		77,361
Other comprehensive income			541	541
Partnership distributions		(37,242)		(37,242)
Common Units issued under Restricted Unit Plans	3	(32)		(32)
Compensation costs recognized under Restricted Unit Plans		2,260		2,260
Balance, end of period	62,073	$496,426	$(25,104)	$471,322

	Three Months Ended March 30, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,664	$511,042	$(24,118)	$486,924
Net income		121,016		121,016
Other comprehensive income			552	552
Partnership distributions		(36,998)		(36,998)
Common Units issued under Restricted Unit Plans	—	—		—
Compensation costs recognized under Restricted Unit Plans		3,554		3,554
Balance, end of period	61,664	$598,614	$(23,566)	$575,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 28, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,735	$450,124	$(26,186)	$423,938
Net income		117,524		117,524
Other comprehensive income			1,082	1,082
Partnership distributions		(74,283)		(74,283)
Common Units issued under Restricted Unit Plans	338	(1,761)		(1,761)
Compensation costs recognized under Restricted Unit Plans		4,822		4,822
Balance, end of period	62,073	$496,426	$(25,104)	$471,322

	Six Months Ended March 30, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,405	$518,494	$(24,670)	$493,824
Net income		148,735		148,735
Other comprehensive income			1,104	1,104
Partnership distributions		(73,841)		(73,841)
Common Units issued under Restricted Unit Plans	259	(1,349)		(1,349)
Compensation costs recognized under Restricted Unit Plans		6,575		6,575
Balance, end of period	61,664	$598,614	$(23,566)	$575,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,073,452 Common Units outstanding at March 28, 2020.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

	Three Months Ended
	March 28,	March 30,
	2020	2019
Retail
Residential	$248,601	$312,110
Commercial	95,328	118,081
Industrial	28,655	33,477
Agricultural	10,673	13,867
Government	17,787	23,339
Wholesale	12	3,503
Total revenues	$401,055	$504,377

	Six Months Ended
	March 28,	March 30,
	2020	2019
Retail
Residential	$445,487	$533,824
Commercial	178,663	214,659
Industrial	55,254	62,431
Agricultural	23,568	27,768
Government	31,935	39,273
Wholesale	26	3,526
Total revenues	$734,933	$881,481

The Partnership recognized $24,920 and $57,596 of revenue during the three and six months ended March 28, 2020, respectively, and $25,988 and $59,146 during the three and six months ended March 30, 2019, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $19,285 and $7,051 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 28, 2020 and September 28, 2019, respectively.

4.	Acquisitions of Businesses

On December 5, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Georgia for $10,400, including $1,250 for non-compete consideration, plus working capital acquired.  As of March 28, 2020, $9,072 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On October 30, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $13,000, including $1,000 for non-compete consideration, plus working capital acquired. As of March 28, 2020, $11,899 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

These acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives.  The purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first six months of fiscal 2020 or in fiscal 2019.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 28, 2020 and September 28, 2019, respectively:

	As of March 28, 2020		As of September 28, 2019
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$729	Other current assets	$4,082
	Other assets	8,697	Other assets	167
		$9,426		$4,249

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$9,747	Other current liabilities	$3,360
	Other liabilities	2,369	Other liabilities	—
		$12,116		$3,360

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended March 28, 2020		Six Months Ended March 30, 2019
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$419	$—	$1,546	$361
Beginning balance realized during the period	(387)	—	(1,179)	(287)
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	(32)	—	869	(74)
Ending balance of over-the-counter options	$—	$—	$1,236	$—

As of March 28, 2020 and September 28, 2019, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately eight and three months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 28, 2020 and March 30, 2019 are as follows:

	Three Months Ended March 28, 2020		Three Months Ended March 30, 2019
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(4,714)	Cost of products sold	$8,521

	Six Months Ended March 28, 2020		Six Months Ended March 30, 2019
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(1,938)	Cost of products sold	$(7,390)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 28, 2020			As of September 28, 2019
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$16,895	$(7,469)	$9,426	$10,464	$(6,215)	$4,249
Liability Derivatives
Commodity-related derivatives	$19,585	$(7,469)	$12,116	$9,575	$(6,215)	$3,360

The Partnership had $4,713 and $5,392 posted cash collateral as of March 28, 2020 and September 28, 2019, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	March 28,	September 28,
	2020	2019
5.5% senior notes due June 1, 2024	$488,408	$540,094
5.75% senior notes due March 1, 2025	231,250	253,178
5.875% senior notes due March 1, 2027	315,875	354,375
	$1,035,533	$1,147,647

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 28,	September 28,
	2020	2019
Propane, fuel oil and refined fuels and natural gas	$40,667	$43,217
Appliances	2,214	1,819
	$42,881	$45,036

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of fiscal July of each year, or when an event occurs or circumstances change that would indicate potential impairment.  Although the impact of the COVID-19 pandemic was not material to the Partnership’s operations or cash flows during the second quarter of fiscal 2020, the Partnership continues to evaluate the potential future impact of the pandemic to its business.  During the second quarter of fiscal 2020, the Partnership assessed if the current and potential future impact of COVID-19 represented an event which necessitated an impairment review.  This assessment included an update of the qualitative factors and quantitative estimates utilized within the annual assessment after which the Partnership concluded such an event had not occurred and an impairment review was not warranted at this time.  The Partnership will continue to monitor the impact of COVID-19 and assess if an impairment review is required.

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 28, 2019
Goodwill	$1,085,747	$10,900	$7,900	$1,104,547
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,085,747	$4,438	$7,900	$1,098,085

Fiscal 2020 Activity
Goodwill acquired (1)	$5,696	$—	$—	$5,696

Balance as of March 28, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Other intangible assets consist of the following:

	As of
	March 28,	September 28,
	2020	2019
Customer relationships (1)	$517,676	$507,159
Non-compete agreements (1)	37,690	35,440
Other	1,967	1,967
	557,333	544,566

Less: accumulated amortization
Customer relationships	(412,008)	(384,507)
Non-compete agreements	(31,257)	(30,181)
Other	(1,487)	(1,441)
	(444,752)	(416,129)
	$112,581	$128,437

(1)	Reflects the impact from acquisitions (See Note 4, “Acquisitions of Businesses”).

8.	Leases

The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under noncancelable leases all of which were determined to be operating leases.  The Partnership determines if an agreement contains a lease at inception based on the Partnership’s right to the economic benefits of the leased assets and its right to direct the use of the leased asset.  Right-of-use assets represent the Partnership’s right to use an underlying asset, and right-of-use liabilities represent the Partnership’s obligation to make lease payments arising from the lease.  Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its estimated incremental borrowing rate based on the information available at the commencement date, adjusted for the lease term, to determine the present value of the lease payments.  This rate is calculated based on a collateralized rate for the specific leasing activities of the Partnership.

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

When implementing Topic 842, the Partnership elected the following practical expedients: (1) a package of practical expedients that allows the Partnership to not reassess: (a) whether expired or existing contracts contained leases; (b) the lease classification for expired or existing leases; and (c) the initial direct costs for existing leases; (2) for all underlying asset classes, an expedient that allows the Partnership to not apply the recognition requirements to short-term leases and account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that allows the Partnership to not evaluate under Topic 842 land easements that existed or expired before the Partnership’s adoption of Topic 842, and that were not previously accounted for as leases.

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment. See Note 14, “Guarantees” for more information.

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of March 28, 2020.

Quantitative information on the Partnership’s lease population for the three and six months ended March 28, 2020 is as follows:

	Three Months Ended	Six Months Ended
	March 28, 2020	March 28, 2020
Lease expense	$7,673	$14,935

Other information:
Cash payments for operating leases	7,843	15,253
Right-of-use assets obtained in exchange for new operating lease liabilities	16,114	21,445

Other information related to leases as of March 28, 2020 was as follows:

Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	5.1%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of March 28, 2020:

Fiscal Year	Operating Leases
2020 (remaining)	$15,204
2021	27,976
2022	25,387
2023	20,392
2024	15,118
2025 and thereafter	32,000
Total future minimum lease payments	$136,077
Less: interest	(21,378)
Total lease obligations	$114,699

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

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 342,384 and 339,315 units for the three and six months ended March 28, 2020, respectively, and 448,593 and 417,308 for the three and six months ended March 30, 2019, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 28,	September 28,
	2020	2019
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 5, 2025	145,100	113,500
Subtotal	1,270,100	1,238,500

Less: unamortized debt issuance costs	(10,433)	(11,443)
	$1,259,667	$1,227,057

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

Credit Agreement.  On March 5, 2020 the Partnership and the Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $145,100 was outstanding as of March 28, 2020.  The Revolving Credit Facility matures on the earlier of (A) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes (unless the notes have been refinanced prior to such date) and (B) March 5, 2025.  At the time of the execution of the Credit Agreement, $183,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement.  The Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity, lower borrowing costs, and amend certain affirmative and negative covenants, including an increase to the maximum permitted Total Consolidated Leverage Ratio from 5.50x to 5.75x.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $109 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

The Credit Agreement contains certain restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter, (b) prohibiting the Total Consolidated Leverage Ratio, as defined in the Credit Agreement, of the Partnership from being greater than 5.75 to 1.0, and (c) prohibiting the Senior Secured Consolidated Leverage Ratio, as defined in the Credit Agreement, of the Operating Partnership from being greater than 3.25 to 1.0 as of the end of any fiscal quarter.

The Partnership and certain subsidiaries of the Operating Partnership act as guarantors with respect to the obligations of the Operating Partnership under the Credit Agreement pursuant to the terms and conditions set forth therein.  The obligations under the Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain real property.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of March 28, 2020, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.0%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 28, 2020, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $59,726 which expire periodically through March 1, 2021.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 28, 2020.

The aggregate amounts of long-term debt maturities subsequent to March 28, 2020 are as follows: fiscal 2020: $-0-; fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $525,000; and thereafter: $745,100.

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

On April 23, 2020, the Partnership announced a quarterly distribution of $0.60 per Common Unit, or $2.40 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2020, payable on May 12, 2020 to holders of record on May 5, 2020.

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

During the six months ended March 28, 2020, the Partnership awarded 471,111 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $8,567.  The following is a summary of activity for the Restricted Unit Plans for the six months ended March 28, 2020:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2019	988,339	$18.12
Awarded	471,111	18.19
Forfeited	(433)	(17.06)
Vested (1)	(414,708)	(19.46)
Outstanding March 28, 2020	1,044,309	$17.62

(1)

During fiscal 2020, the Partnership withheld 76,453 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 28, 2020, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $7,677.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1 year.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 28, 2020 was $2,260 and $4,822, respectively, and $3,554 and $6,575, for the three and six months ended March 30, 2019, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and six months ended March 28, 2020 was $301 and $605, respectively, and $264 and $520, for the three and six months ended March 30, 2019, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation (income) expense recognized for the three and six months ended March 28, 2020 was $(3,276) and $(1,286), respectively, and $1,361 and $3,199, for the three and six months ended March 30, 2019, respectively.  As of March 28, 2020 and September 28, 2019, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $5,952 and $10,201, respectively, related to estimated future payments under the LTIP.  In the first quarter of fiscal 2020, cash payouts totaling $2,963 were made relating to the fiscal 2017 award.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of March 28, 2020 and September 28, 2019, the Partnership had accrued liabilities of $68,472 and $67,279, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,283 and $18,110 as of March 28, 2020 and September 28, 2019, respectively.

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

COVID-19 Pandemic.  The impact of the COVID-19 pandemic continues to evolve subsequent to the quarter ended March 28, 2020.  Although the Partnership believes the quarterly and year-to-date financial information included herein properly reflects all facts known at this time, the Partnership is not able to estimate the full financial impact of this pandemic.  The Partnership’s supply chain, including its suppliers and business partners, has not been materially impacted and the Partnership has been able to acquire sufficient supplies of the products it sells.  Additionally, the Partnership continues to obtain the necessary liquidity to sustain its operations through collections of accounts receivable as well as access to its Revolving Credit Facility available under the Credit Agreement.  The Partnership will continue to actively monitor and manage the economic impact of the COVID-19 pandemic and ensure new information is reflected within future financial information.

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $22,853 as of March 28, 2020.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 28, 2020 and September 28, 2019.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Interest cost	$720	$985	$1,440	$1,971
Expected return on plan assets	(320)	(430)	(640)	(861)
Amortization of net loss	862	867	1,724	1,733
Net periodic benefit cost	$1,262	$1,422	$2,524	$2,843

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Interest cost	$38	$68	$75	$137
Amortization of prior service credits	(125)	(125)	(249)	(249)
Amortization of net (gain)	(196)	(190)	(393)	(380)
Net periodic benefit cost	$(283)	$(247)	$(567)	$(492)

The Partnership expects to contribute approximately $3,800 to the defined benefit pension plan during fiscal 2020, of which $2,030 was contributed during the six months ended March 28, 2020.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2020 is $970, of which $444 was contributed during the six months ended March 28, 2020.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 28, 2020 and September 28, 2019, the Partnership’s estimated obligation to these MEPPs was $20,910 and $21,441, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 28, 2020 and March 30, 2019:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Pension Benefits
Balance, beginning of period	$(32,871)	$(32,314)	$(33,733)	$(33,180)
Reclassifications to earnings:
Amortization of net loss (1)	862	867	1,724	1,733
Other comprehensive income	862	867	1,724	1,733
Balance, end of period	$(32,009)	$(31,447)	$(32,009)	$(31,447)

Postretirement Benefits
Balance, beginning of period	$7,226	$8,196	$7,547	$8,510
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(321)	(315)	(642)	(629)
Other comprehensive loss	(321)	(315)	(642)	(629)
Balance, end of period	$6,905	$7,881	$6,905	$7,881

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(25,645)	$(24,118)	$(26,186)	$(24,670)
Reclassifications to earnings	541	552	1,082	1,104
Other comprehensive income	541	552	1,082	1,104
Balance, end of period	$(25,104)	$(23,566)	$(25,104)	$(23,566)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Revenues:
Propane	$347,686	$433,056	$633,111	$754,416
Fuel oil and refined fuels	31,502	41,598	57,393	70,507
Natural gas and electricity	10,198	17,596	18,919	31,000
All other	11,669	12,127	25,510	25,558
Total revenues	$401,055	$504,377	$734,933	$881,481
Operating income:
Propane	$115,143	$162,650	$201,265	$233,121
Fuel oil and refined fuels	6,391	8,071	9,119	11,541
Natural gas and electricity	2,778	4,885	5,007	7,713
All other	(4,846)	(4,152)	(10,233)	(8,796)
Corporate	(21,841)	(29,364)	(47,679)	(52,955)
Total operating income	97,625	142,090	157,479	190,624

Reconciliation to net income:
Loss on debt extinguishment	109	—	109	—
Interest expense, net	19,176	19,647	38,248	39,135
Other, net	979	1,175	1,957	2,351
Provision for (benefit from) income taxes	—	252	(359)	403
Net income	$77,361	$121,016	$117,524	$148,735
Depreciation and amortization:
Propane	$26,871	$27,939	$53,851	$54,894
Fuel oil and refined fuels	468	503	975	1,025
Natural gas and electricity	6	—	6	—
All other	48	48	95	100
Corporate	1,895	2,133	3,635	4,675
Total depreciation and amortization	$29,288	$30,623	$58,562	$60,694

	As of
	March 28,	September 28,
	2020	2019
Assets:
Propane	$2,031,125	$1,904,344
Fuel oil and refined fuels	54,635	44,279
Natural gas and electricity	12,341	11,907
All other	16,479	2,950
Corporate	45,437	34,868
Total assets	$2,160,017	$1,998,348

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 28, 2020.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, the COVID-19 pandemic has impacted our operating results and financial condition, which we are managing.  As with most businesses in the current pandemic environment, our performance can be expected to remain impacted as and to the extent the pandemic continues and there are ongoing restrictions on business activity and social gathering. Our business is furthermore subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in this Quarterly Report.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, and uncertainty about conditions that will prevail in the months ahead. Certain of our commercial and industrial customers have temporarily curtailed or suspended operations in light of the pandemic, many in response to temporary governmental measures seeking to manage the progress of the COVID-19 virus.  We have seen a slowing in cash collections on outstanding accounts receivable as well, which we believe is in response to general economic conditions and uncertainty.  As a result, we are experiencing lower revenues, and we are closely monitoring credit and collections activities.  We have also seen restrictions on our ability to decline business or to enforce our collection rights with respect to certain customers who refuse to pay for or negotiate a payment plan for products or services rendered in certain states in which we operate.  In addition, as a result of the current economic environment and the impact that the COVID-19 pandemic has had on the global capital and energy markets, our market capitalization has declined.  While the ultimate scope and scale of this decline is uncertain, at this time the decline has not negatively impacted our available liquidity, carrying values or assessments of our long-lived tangible and intangible assets.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration. We are developing alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and evaluating the potential impact on cash flows and access to adequate liquidity as we progress through the remainder of fiscal 2020 and plan for a new heating season in fiscal 2021.

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

CARES Act

On March 27, 2020, Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide emergency economic assistance to those affected by the novel coronavirus.  We intend to take advantage of certain of the benefits offered under the CARES Act, including but not necessarily limited to:

•	deferral of our contribution of the employer portion of the social security payroll tax that is otherwise due with respect to wages accrued between March 27, 2020 and December 31, 2020;
•	acceleration of our ability to recover full refunds for alternative minimum tax credit carryforwards; and
•	deferral until January 1, 2021, of any, or a portion of, minimum required contributions to our defined pension plan that would otherwise be due during calendar year 2020.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2020 was $77.4 million, or $1.24 per Common Unit, compared to net income of $121.0 million, or $1.96 per Common Unit, in the prior year second quarter. Adjusted EBITDA (as defined and reconciled below) amounted to $130.6 million for the second quarter of fiscal 2020, compared to $163.0 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2020 were 145.1 million gallons, 12.2% lower than the prior year second quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of the Partnership’s service territories for the second quarter of fiscal 2020 were 16% warmer than normal, and 13% warmer than the prior year second quarter.  Unseasonably warm temperatures started at the end of the fiscal 2020 first quarter, with average temperatures in the month of December 2019 that were 10% warmer than normal and, when combined with the second quarter, average temperatures during the most critical months for heat-related demand were 14% warmer than normal  --  on par with the warmest temperatures on record.

Revenues in the second quarter of fiscal 2020 of $401.1 million decreased $103.3 million, or 20.5%, compared to the prior year second quarter, primarily due to lower volumes sold, coupled with lower retail selling prices associated with lower wholesale product costs.  Average posted propane prices (basis Mont Belvieu, Texas) were 44.3% lower than the prior year second quarter.  Cost of products sold for the second quarter of fiscal 2020 of $150.1 million decreased $51.4 million, or 25.5%, compared to the prior year, primarily due to lower volumes sold and lower wholesale product costs.  Cost of products sold included a $4.7 million unrealized non-cash loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to an $8.5 million unrealized non-cash gain in the prior year second quarter.  These unrealized gains and losses were excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $124.0 million decreased $6.1 million, or 4.7%, compared to the prior year second quarter, primarily due to lower volume-related variable operating costs and lower variable compensation expenses given the lower earnings.

On March 5, 2020 our Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $145.1 million was outstanding as of March 28, 2020.  The Revolving Credit Facility matures on the earlier of (A) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes, as defined in Item 1, Note 10 of this Quarterly Report, (unless the notes have been refinanced prior to such date) and (B) March 5, 2025.  The Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity, lower borrowing costs, and amend certain affirmative and negative covenants, including an increase to the maximum permitted Total Consolidated Leverage Ratio from 5.50x to 5.75x.

During the second quarter of fiscal 2020, we repaid approximately $29.4 million under our Revolving Credit Facility from operating cash flows, which reduced outstanding revolver borrowings to $145.1 million as of March 28, 2020.  Our Total Consolidated Leverage Ratio as of March 28, 2020 was 5.22x.

As previously announced on April 23, 2020, the Partnership’s Board of Supervisors has declared a quarterly distribution of $0.60 per Common Unit for the three months ended March 28, 2020.  The distribution is payable on May 12, 2020 to Common Unitholders of record as of May 5, 2020.

Our anticipated cash requirements for the remainder of fiscal 2020 include: (i) maintenance and growth capital expenditures of approximately $14.5 million; (ii) interest and income tax payments of approximately $36.1 million; and (iii) cash distributions of approximately $74.6 million to our Common Unitholders based on the current quarterly distribution rate of $0.60 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

On the heels of near-record warm temperatures in the fiscal 2020 heating season, we are also now faced with the uncertainties surrounding the unprecedented health crisis from COVID-19, which has had a profound negative overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown instituted to mitigate the spread of the virus.  The areas of our business that may be impacted by the economic slowdown are:

•	The temporary suspension of business operations by certain of our commercial and industrial customers may result in lower demand from these customer markets;
•

Depending on the length and depth of the economic slowdown, or the possibility of an economic recession, we could see demand destruction from businesses that are unable to recover, or from conservation efforts by all customer types;

•	We may experience a slowdown in the rate of cash collections, or a higher amount of bad debts, from all customer types as they deal with their own economic uncertainties;
•	In certain states, restrictions placed on our business to decline or refuse to service certain customers who have not or are unwilling to pay for product delivered or services rendered;
•

There may be potential disruptions in the propane supply chain resulting from the combination of lower commodity prices and a lower demand outlook for crude oil, and the resultant impact on propane and fuel oil production and logistics; and

•

The potential for increasing costs to implement additional measures to help protect our employees, customers and local communities as state and federal governments provide guidance on re-opening the economy.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the fiscal 2020 third quarter, there remains significant uncertainty regarding the length of the economic slowdown instituted to mitigate the spread of COVID-19, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.

In response, we are developing alternative operational plans inclusive of manpower levels under different customer demand scenarios, and evaluating the potential impact on cash flows and access to adequate liquidity as we progress through the remainder of fiscal 2020 and plan for a new heating season in fiscal 2021.  As we gain more visibility into the potential impact of the COVID-19 pandemic on our business and operations, we may take proactive steps to work with our bank group to evaluate options to gain added financial flexibility and additional liquidity to manage through this period of uncertainty.  This may also include evaluating other levers, including re-evaluating the level of the quarterly distribution to strengthen our balance sheet, manage our cash requirements and ensure adequate liquidity to fund working capital and continue investing in our long-term growth initiatives.

Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	March 28,	March 30,		Percent
	2020	2019	(Decrease)	(Decrease)
Revenues
Propane	$347,686	$433,056	$(85,370)	(19.7)%
Fuel oil and refined fuels	31,502	41,598	(10,096)	(24.3)%
Natural gas and electricity	10,198	17,596	(7,398)	(42.0)%
All other	11,669	12,127	(458)	(3.8)%
Total revenues	$401,055	$504,377	$(103,322)	(20.5)%
Retail gallons sold
Propane	145,098	165,241	(20,143)	(12.2)%
Fuel oil and refined fuels	10,120	13,240	(3,120)	(23.6)%

As discussed above, average temperatures (as measured in heating degrees days) across all of our service territories during the second quarter of fiscal 2020 were 16% and 13% warmer than normal and the prior year second quarter, respectively.  Unseasonably warm temperatures started at the end of the fiscal 2020 first quarter, with average temperatures in the month of December 2019 that were 10% warmer than normal and, when combined with the second quarter, average temperatures during the most critical months for heat-related demand were 14% warmer than normal -- on par with the warmest temperatures on record.

Revenues from the distribution of propane and related activities of $347.7 million decreased $85.4 million, or 19.7%, compared to the prior year, primarily due to lower volumes sold and lower average retail selling prices.  As a result of the impact of warmer weather on customer demand, retail propane gallons sold decreased 20.1 million gallons, or 12.2%, compared to the prior year, resulting in a $52.4 million decrease in revenues.  Additionally, toward the end of March 2020, as a result of the economic slowdown related to COVID-19, demand in the commercial and industrial segments of our customer base began to soften.  Average propane selling prices decreased 7.8% compared to the prior year, reflecting lower average wholesale costs, resulting in a $29.5 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $3.5 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $31.5 million were $10.1 million, or 24.3%, lower than the prior year, primarily due to lower volumes sold as average selling prices were essentially flat to the prior year.  Fuel oil and refined fuels gallons sold decreased 23.6%, primarily due to warmer weather across our service territories in the northeast.

Revenues in our natural gas and electricity segment of $10.2 million were $7.4 million, or 42.0%, lower than the prior year, primarily due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York, and a decrease in usage due to warmer weather in the northeast, along with lower average selling prices.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	March 28,	March 30,		Percent
	2020	2019	(Decrease)	(Decrease)
Cost of products sold
Propane	$122,140	$160,579	$(38,439)	(23.9)%
Fuel oil and refined fuels	19,300	27,146	(7,846)	(28.9)%
Natural gas and electricity	5,547	10,447	(4,900)	(46.9)%
All other	3,131	3,350	(219)	(6.5)%
Total cost of products sold	$150,118	$201,522	$(51,404)	(25.5)%
As a percent of total revenues	37.4%	40.0%

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

Given the retail nature of our operations, we maintain a certain level of priced physical inventory to help ensure that our field operations have adequate supply commensurate with the time of year.  Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations.  Consistent with past practices, we principally utilize futures and/or options contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts.  At expiration, the derivative contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price.  Under this risk management strategy, realized gains or losses on futures or options contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold (which may or may not occur in the same accounting period).  We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes.  Unrealized non-cash gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded within cost of products sold.  Cost of products sold excludes depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 44.3% and 19.9% lower than the prior year second quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $4.7 million unrealized non-cash loss in the second quarter of fiscal 2020 compared to an $8.5 million unrealized non-cash gain in the prior year second quarter, resulting in an increase of $13.2 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $122.1 million decreased $38.4 million, or 23.9%, compared to the prior year second quarter. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $27.1 million and $20.2 million, respectively.  Included within the propane segment are costs from other propane activities which decreased $4.3 million compared to the prior year, as well as the $13.2 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $19.3 million decreased $7.8 million, or 28.9%, compared to the prior year second quarter.  Lower volumes sold and lower average wholesale costs contributed to decreases in cost of products sold of $6.4 million and $1.4 million, respectively.

Cost of products sold in our natural gas and electricity segment of $5.5 million decreased $4.9 million, or 46.9%, compared to the prior year primarily due to lower usage and lower wholesale costs for electricity and natural gas.

Total cost of products sold as a percent of total revenues decreased 2.6 percentage points to 37.4% from 40.0% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices, partially offset by the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 28,	March 30,		Percent
	2020	2019	Increase	Increase
Operating expenses	$110,588	$108,154	$2,434	2.3%
As a percent of total revenues	27.6%	21.4%

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

Operating expenses of $110.6 million for the second quarter of fiscal 2020 increased $2.4 million, or 2.3%, compared to the prior year second quarter, primarily due to an increase in accruals for self-insured liabilities, offset to an extent by lower volume-related variable operating costs and lower variable compensation costs given lower earnings.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 28,	March 30,		Percent
	2020	2019	Decrease	Decrease
General and administrative expenses	$13,436	$21,988	$(8,552)	(38.9)%
As a percent of total revenues	3.4%	4.4%

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

General and administrative expenses of $13.4 million for the second quarter of fiscal 2020 decreased $8.6 million, or 38.9%, compared to the prior year second quarter, primarily due to lower variable compensation costs attributable to lower earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 28,	March 30,		Percent
	2020	2019	Decrease	Decrease
Depreciation and amortization	$29,288	$30,623	$(1,335)	(4.4)%
As a percent of total revenues	7.3%	6.1%

Depreciation and amortization expense of $29.3 million for the second quarter of fiscal 2020 decreased $1.3 million, or 4.4%, compared to the prior year second quarter, primarily due to accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 28,	March 30,		Percent
	2020	2019	Decrease	Decrease
Interest expense, net	$19,176	$19,647	$(471)	(2.4)%
As a percent of total revenues	4.8%	3.9%

Net interest expense of $19.2 million in the second quarter of fiscal 2020 decreased $0.5 million compared to the prior year quarter, primarily due to a decrease in benchmark interest rates on borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2020, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 28,	March 30,
	2020	2019
Net income	$77,361	$121,016
Add:
Provision for income taxes	—	252
Interest expense, net	19,176	19,647
Depreciation and amortization	29,288	30,623
EBITDA	125,825	171,538
Unrealized non-cash losses (gains) on changes in fair value of derivatives	4,714	(8,521)
Loss on debt extinguishment	109	—
Adjusted EBITDA	$130,648	$163,017

Six Months Ended March 28, 2020 Compared to Six Months Ended March 30, 2019

Revenues

(Dollars and gallons in thousands)	Six Months Ended
	March 28,	March 30,		Percent
	2020	2019	(Decrease)	(Decrease)
Revenues
Propane	$633,111	$754,416	$(121,305)	(16.1)%
Fuel oil and refined fuels	57,393	70,507	(13,114)	(18.6)%
Natural gas and electricity	18,919	31,000	(12,081)	(39.0)%
All other	25,510	25,558	(48)	(0.2)%
Total revenues	$734,933	$881,481	$(146,548)	(16.6)%
Retail gallons sold
Propane	266,249	289,294	(23,045)	(8.0)%
Fuel oil and refined fuels	18,557	22,376	(3,819)	(17.1)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2020 were 11% and 8% warmer than normal and the prior year first half, respectively.  The warmer temperatures compared to the prior year were experienced throughout most of the fiscal 2020 heating season, with exceptionally warm temperatures occurring during December 2019 through February 2020 which are the most critical months for heat-related demand.  Average temperatures during the months of December 2019 through February 2020 were 14% warmer than normal, which was comparable to the warmest temperatures on record for that period, and 7% warmer than the same period of the prior year.

Revenues from the distribution of propane and related activities of $633.1 million decreased $121.3 million, or 16.1%, compared to the prior year first half, primarily due to lower volumes sold and lower average retail selling prices.  Retail propane gallons sold decreased 23.0 million gallons, or 8.0%, compared to the prior year, resulting in a $59.8 million decrease in revenues.  Average propane selling prices decreased 8.4% compared to the prior year period reflecting lower average wholesale costs, resulting in a $58.0 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $3.5 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $57.4 million decreased $13.1 million, or 18.6%, compared to the prior year first half, primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels volumes sold decreased 3.8 million gallons, or 17.1%, resulting in a $12.0 million decrease in revenues.  Average selling prices for fuel oil and refined fuels decreased 1.9%, resulting in a $1.1 million decrease in revenues.

Revenues in our natural gas and electricity segment of $18.9 million were $12.1 million, or 39.0%, lower than the prior year first half, resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York, and a decrease in usage due to warmer weather in the northeast.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 28,	March 30,	(Decrease)	(Decrease)
	2020	2019	Increase	Increase
Cost of products sold
Propane	$213,817	$310,600	$(96,783)	(31.2)%
Fuel oil and refined fuels	36,877	47,534	(10,657)	(22.4)%
Natural gas and electricity	10,429	18,896	(8,467)	(44.8)%
All other	7,595	7,077	518	7.3%
Total cost of products sold	$268,718	$384,107	$(115,389)	(30.0)%
As a percent of total revenues	36.6%	43.6%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 40.6% and 12.5% lower than the prior year first half, respectively.  The net change in the fair value of derivative instruments resulted in a $1.9 million and $7.4 million unrealized non-cash loss in the first six months of fiscal 2020 and 2019, respectively, resulting in a decrease of $5.5 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $213.8 million decreased $96.8 million, or 31.2%, compared to the prior year first half.  Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $63.1 million and $23.8 million, respectively.  Included within the propane segment are costs from other propane activities which decreased $4.4 million compared to the prior year, as well as the $5.5 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $36.9 million decreased $10.7 million, or 22.4%, compared to the prior year first half.  Lower volumes sold and lower average wholesale costs contributed to decreases in cost of products sold of $8.1 million and $2.6 million, respectively.

Cost of products sold in our natural gas and electricity segment of $10.4 million decreased $8.5 million, or 44.8%, compared to the prior year, primarily due to lower usage given the decline in customers as noted above coupled with lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 7.0 percentage points to 36.6% from 43.6% primarily due to the year-over-year decline in wholesale propane costs outpacing the decline in average propane selling prices, coupled with the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 28,	March 30,		Percent
	2020	2019	Increase	Increase
Operating expenses	$217,464	$207,563	$9,901	4.8%
As a percent of total revenues	29.6%	23.5%

Operating expenses of $217.5 million for the first half of fiscal 2020 increased $9.9 million, or 4.8%, compared to the prior year first half.  The increase in operating expenses was primarily due to higher general insurance costs, which included a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters, and higher vehicle expenses, offset to an extent by lower variable volume-related operating cost and lower variable compensation costs given lower earnings.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 28,	March 30,		Percent
	2020	2019	Decrease	Decrease
General and administrative expenses	$32,710	$38,493	$(5,783)	(15.0)%
As a percent of total revenues	4.5%	4.4%

General and administrative expenses of $32.7 million for the first half of fiscal 2020 decreased $5.8 million, or 15.0%, compared to the prior year period primarily due to lower variable compensation expenses attributable to lower earnings, partially offset by higher professional services fees for marketing and advertising initiatives.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 28,	March 30,		Percent
	2020	2019	Decrease	Decrease
Depreciation and amortization	$58,562	$60,694	$(2,132)	(3.5)%
As a percent of total revenues	8.0%	6.9%

Depreciation and amortization expense of $58.6 million in the first half of fiscal 2020 decreased $2.1 million, or 3.5%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 28,	March 30,		Percent
	2020	2019	Decrease	Decrease
Interest expense, net	$38,248	$39,135	$(887)	(2.3)%
As a percent of total revenues	5.2%	4.4%

Net interest expense of $38.2 million in the first half of fiscal 2020 decreased $0.9 million compared to the prior year first half, primarily due to a decrease in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2020, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 28,	March 30,
	2020	2019
Net income	$117,524	$148,735
Add:
(Benefit from) provision for income taxes	(359)	403
Interest expense, net	38,248	39,135
Depreciation and amortization	58,562	60,694
EBITDA	213,975	248,967
Unrealized non-cash losses on changes in fair value of derivatives	1,938	7,390
Loss on debt extinguishment	109	—
Adjusted EBITDA	$216,022	$256,357

Liquidity and Capital Resources

Analysis of Cash Flows

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the fiscal 2020 third quarter, there remains significant uncertainty regarding the length of the economic slowdown instituted to mitigate the spread of COVID-19, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.  We are assessing alternative operational plans inclusive of manpower levels under different customer demand scenarios, and evaluating the potential impact on our cash flows and access to adequate liquidity as we progress through the remainder of fiscal 2020 and plan for a new heating season in fiscal 2021.  As we gain more visibility into the potential impact of the COVID-19 pandemic on our business and operations, we may take proactive steps to work with our bank group to evaluate options to provide ourselves with added financial flexibility and additional liquidity to manage through this period of uncertainty.

Operating Activities. Net cash provided by operating activities for the first half of fiscal 2020 and fiscal 2019 was $91.3 million and $101.2 million, respectively. The $9.9 million year-over-year decrease in net cash provided by operating activities was primarily attributable to lower earnings (discussed above) offset to an extent by a smaller increase in working capital compared to the prior year, stemming from the decline in average wholesale costs for propane.  Given the seasonal nature of the propane and fuel oil businesses, working capital requirements typically peak towards the end of the heating season, after which accounts receivable becomes a significant source of cash from operating activities.

Investing Activities.  Net cash used in investing activities of $40.1 million for the first half of fiscal 2020 consisted of capital expenditures of $20.5 million (including approximately $12.6 million to support the growth of operations and $7.9 million for maintenance expenditures), and $21.5 million used to fund the acquisitions of two retail propane businesses (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $1.8 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $24.0 million for the first half of fiscal 2019 consisted of capital expenditures of $16.6 million (including approximately $9.1 million to support the growth of operations and $7.5 million for maintenance expenditures), and $10.6 million used in the acquisition of a business, partially offset by $3.1 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first half of fiscal 2020 reflected $74.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2019 and first quarter of fiscal 2020, $2.7 million in issuance costs for the refinancing of our previous revolving credit facility and other financing activities of $3.1 million.  These uses of cash for financing activities were partially offset by $31.6 million in net borrowings under the Revolving Credit Facility, which were used to fund a portion of our seasonal working capital and the two acquisitions noted above.

Net cash used in financing activities for the first half of fiscal 2019 reflected $73.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2018 and first quarter of fiscal 2019, $0.1 million of net repayments under the Revolving Credit Facility and other financing activities of $2.5 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 28, 2020, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $145.1 million outstanding under our Revolving Credit Facility.  See Item 1, Note 10 of this Quarterly Report.

Based upon the Partnership’s Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve month period ended March 28, 2020, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of March 28, 2020, our borrowing capacity under the Revolving Credit Facility was $129.8 million at the end of the second quarter of fiscal 2020.

The aggregate amounts of long-term debt maturities subsequent to March 28, 2020 are as follows: fiscal 2020: $-0-; fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $525.0 million; and thereafter: $745.1 million.

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

On April 23, 2020, we announced a quarterly distribution of $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the second quarter of fiscal 2020, payable on May 12, 2020 to holders of record on May 5, 2020.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At March 28, 2020, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $33.3 million and $9.3 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 28, 2020, we had accrued insurance liabilities of $68.5 million, and a receivable of $17.3 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At March 28, 2020, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of March 28, 2020.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 28, 2020 indicates a decrease in potential future net losses of $0.1 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

To date, the COVID-19 pandemic has not materially adversely affected our product supply agreements or our hedging strategies, and we currently believe that we will continue to have access to sufficient supply to meet customer demand.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 28, 2020.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 28, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 28, 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019, which is modified by the disclosure below. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results.

Deterioration of general economic conditions have harmed and could continue to harm our business and results of operations.

Our business and results of operations have been, and may continue to be, adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, unemployment rates, energy availability and costs, the negative impacts caused by pandemics and public health crises (including the COVID-19 outbreak), and the effects of governmental initiatives to manage economic conditions.

Volatility in financial markets and deterioration of national and global economic conditions have impacted, and may continue to impact, our business and operations in a variety of ways, including as follows:

•	certain of our commercial and industrial customers have temporarily curtailed or suspended operations in light of the pandemic;
•

our consumers may reduce their discretionary spending, or may forego certain purchases altogether, during economic downturns, and may reduce or delay their payments for our products as a result of significant unemployment due to COVID-19;

•	if the deterioration of the economy continues to impact our customers, it could lead to increases in customer payment default rates and related challenges in collecting on accounts receivable;
•

if a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted;

•	a shutdown of one or a multiple of our customer service centers or the production facilities of our suppliers due to government restrictions or illness in connection with COVID-19;
•

decreased demand in the residential, commercial, industrial, government, agricultural or wholesale markets (including due to COVID-19) may adversely affect our propane, fuel oil and refined fuels, and natural gas and electricity businesses;

•

as a result of the current economic environment and the impact that the COVID-19 pandemic has had on the global capital markets, our market capitalization has declined. While the ultimate scope and scale of this decline is uncertain, at this time we do not believe this decline will negatively impact our carrying values or assessments of our long-lived tangible and intangible assets;

•	volatility in commodity and other input costs could substantially impact our result of operations;
•	if our indebtedness increases or our Consolidated EBITDA declines, it could adversely affect our liquidity and lead to increased risks of default under our Credit Agreement; and
•

it may become more costly or difficult to obtain debt or equity financing to fund investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Disruption of our supply chain could have an adverse impact on our business and our operating results.

Damage or disruption to our supply chain, including third-party production or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 outbreak), strikes, government action, economic and operational considerations of producers and refineries, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to acquire sufficient supplies of the products we sell.

In particular, we are actively monitoring the recent COVID-19 outbreak and its potential impact on our supply chain. Although we source our propane, fuel oil and refined fuels, and natural gas from a broad group of suppliers, due to restrictions resulting from the outbreak, global supply of these fuels may become constrained, which may cause the price to increase and/or adversely affect our ability to acquire adequate supplies to meet customer demand.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended March 28, 2020 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
December 29, 2019 through January 25, 2020	—	—	N/A	N/A
January 26, 2020 through February 22, 2020	—	—	N/A	N/A
February 23, 2020 through March 28, 2020	2,052	15.38	N/A	N/A
Total	2,052	$15.38	N/A	N/A

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

10.1

Third Amended and Restated Credit Agreement among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 5, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 5, 2020).

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

SUBURBAN PROPANE PARTNERS, L.P.

May 7, 2020	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 7, 2020	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller