Form 10-Q
period 2020-06-27
SUBURBAN PROPANE PARTNERS LP
filed 2020-08-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2020

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

At August 3, 2020, there were 62,146,403 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 27,	September 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,186	$2,441
Accounts receivable, less allowance for doubtful accounts of $5,673 and $2,573, respectively	65,425	59,340
Inventories	42,001	45,036
Other current assets	15,617	16,623
Total current assets	127,229	123,440
Property, plant and equipment, net	607,628	627,207
Operating lease right-of-use assets (See Notes 2 and 8)	115,945	—
Goodwill	1,103,781	1,098,085
Other intangible assets, net	98,343	128,437
Other assets	22,042	21,179
Total assets	$2,074,968	$1,998,348
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$29,422	$34,085
Accrued employment and benefit costs	26,957	34,688
Customer deposits and advances	74,015	97,854
Operating lease liabilities (See Notes 2 and 8)	24,935	—
Other current liabilities	51,909	49,503
Total current liabilities	207,238	216,130
Long-term borrowings	1,224,771	1,227,057
Accrued insurance	53,862	51,514
Operating lease liabilities (See Notes 2 and 8)	90,552	—
Other liabilities	76,377	79,817
Total liabilities	1,652,800	1,574,518
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,133 and 61,735 units issued and outstanding at June 27, 2020 and September 28, 2019, respectively)	445,831	450,016
Accumulated other comprehensive loss	(23,663)	(26,186)
Total partners’ capital	422,168	423,830
Total liabilities and partners’ capital	$2,074,968	$1,998,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 27,	June 29,
	2020	2019
Revenues
Propane	$179,049	$183,052
Fuel oil and refined fuels	11,702	12,921
Natural gas and electricity	6,099	7,527
All other	10,056	10,712
	206,906	214,212
Costs and expenses
Cost of products sold	59,689	78,596
Operating	96,086	97,804
General and administrative	17,098	16,445
Depreciation and amortization	29,153	30,151
	202,026	222,996
Operating income (loss)	4,880	(8,784)
Interest expense, net	18,474	18,906
Other, net	1,878	1,176
(Loss) before provision for income taxes	(15,472)	(28,866)
Provision for income taxes	106	175
Net (loss)	$(15,578)	$(29,041)
Net (loss) per Common Unit - basic	$(0.25)	$(0.47)
Weighted average number of Common Units outstanding - basic	62,345	62,009
Net (loss) per Common Unit - diluted	$(0.25)	$(0.47)
Weighted average number of Common Units outstanding - diluted	62,345	62,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Revenues
Propane	$812,160	$937,468
Fuel oil and refined fuels	69,095	83,428
Natural gas and electricity	25,018	38,527
All other	35,566	36,270
	941,839	1,095,693
Costs and expenses
Cost of products sold	328,407	462,703
Operating	313,550	305,367
General and administrative	49,808	54,938
Depreciation and amortization	87,715	90,845
	779,480	913,853
Operating income	162,359	181,840
Loss on debt extinguishment	109	—
Interest expense, net	56,722	58,041
Other, net	3,835	3,527
Income before (benefit from) provision for income taxes	101,693	120,272
(Benefit from) provision for income taxes	(253)	578
Net income	$101,946	$119,694
Net income per Common Unit - basic	$1.64	$1.93
Weighted average number of Common Units outstanding - basic	62,248	61,963
Net income per Common Unit - diluted	$1.63	$1.92
Weighted average number of Common Units outstanding - diluted	62,628	62,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net (loss) income	$(15,578)	$(29,041)	$101,946	$119,694
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	541	552	1,623	1,656
Recognition in earnings of net actuarial loss for pension settlement	900	—	900	—
Other comprehensive income	1,441	552	2,523	1,656
Total comprehensive (loss) income	$(14,137)	$(28,489)	$104,469	$121,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities:
Net income	$101,946	$119,694
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	87,715	90,845
Pension settlement charge	900	—
Loss on debt extinguishment	109	—
Compensation costs recognized under Restricted Unit Plans	7,084	8,855
Other, net	1,012	647
Changes in assets and liabilities:
Accounts receivable	(5,518)	(6,594)
Inventories	3,285	18,691
Other current and noncurrent assets	(10,362)	3,318
Accounts payable	(1,186)	(11,122)
Accrued employment and benefit costs	(7,731)	(4,234)
Customer deposits and advances	(23,839)	(48,537)
Contributions to defined benefit pension plan	(2,030)	(4,335)
Other current and noncurrent liabilities	17,599	(1,125)
Net cash provided by operating activities	168,984	166,103
Cash flows from investing activities:
Capital expenditures	(26,115)	(24,283)
Acquisitions of businesses	(21,971)	(18,865)
Proceeds from sale of property, plant and equipment	2,515	4,627
Net cash (used in) investing activities	(45,571)	(38,521)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	447,300	322,700
Repayments of borrowings under revolving credit facility	(451,100)	(339,100)
Issuance costs associated with long-term borrowings	(2,665)	—
Partnership distributions	(111,562)	(110,841)
Other, net	(3,641)	(3,007)
Net cash (used in) financing activities	(121,668)	(130,248)
Net increase (decrease) in cash and cash equivalents	1,745	(2,666)
Cash and cash equivalents at beginning of period	2,441	5,164
Cash and cash equivalents at end of period	$4,186	$2,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 27, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,073	$496,426	$(25,104)	$471,322
Net loss		(15,578)		(15,578)
Other comprehensive income			541	541
Partnership distributions		(37,279)		(37,279)
Common Units issued under Restricted Unit Plans	60	—		—
Recognition in earnings of net actuarial loss for pension settlement			900	900
Compensation costs recognized under Restricted Unit Plans		2,262		2,262
Balance, end of period	62,133	$445,831	$(23,663)	$422,168

	Three Months Ended June 29, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,664	$598,614	$(23,566)	$575,048
Net loss		(29,041)		(29,041)
Other comprehensive income			552	552
Partnership distributions		(37,000)		(37,000)
Common Units issued under Restricted Unit Plans	2	—		—
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		2,280		2,280
Balance, end of period	61,735	$536,453	$(23,014)	$513,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 27, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,735	$450,124	$(26,186)	$423,938
Net income		101,946		101,946
Other comprehensive income			1,623	1,623
Partnership distributions		(111,562)		(111,562)
Common Units issued under Restricted Unit Plans	398	(1,761)		(1,761)
Recognition in earnings of net actuarial loss for pension settlement			900	900
Compensation costs recognized under Restricted Unit Plans		7,084		7,084
Balance, end of period	62,133	$445,831	$(23,663)	$422,168

	Nine Months Ended June 29, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,405	$518,494	$(24,670)	$493,824
Net income		119,694		119,694
Other comprehensive income			1,656	1,656
Partnership distributions		(110,841)		(110,841)
Common Units issued under Restricted Unit Plans	261	(1,349)		(1,349)
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		8,855		8,855
Balance, end of period	61,735	$536,453	$(23,014)	$513,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,133,439 Common Units outstanding at June 27, 2020.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments - Credit Losses” (“Topic 326”).  This amendment introduces an expected credit loss impairment model which requires an initial recognition of anticipated losses over the full lifetime of certain financial assets, rather than upon the incurrence of an actual loss.  Topic 326 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which will be the Partnership’s first quarter of fiscal 2021.  The Partnership does not expect that the adoption of Topic 326 will have a material impact on the Partnership’s consolidated financial statements.

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

	Three Months Ended
	June 27,	June 29,
	2020	2019
Retail
Residential	$123,157	$110,875
Commercial	53,502	65,454
Industrial	18,254	22,853
Agricultural	5,317	5,761
Government	6,659	8,546
Wholesale	17	723
Total revenues	$206,906	$214,212

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Retail
Residential	$568,644	$644,699
Commercial	232,165	280,113
Industrial	73,508	85,284
Agricultural	28,885	33,529
Government	38,594	47,819
Wholesale	43	4,249
Total revenues	$941,839	$1,095,693

The Partnership recognized $8,725 and $66,321 of revenue during the three and nine months ended June 27, 2020, respectively, and $6,735 and $65,881 during the three and nine months ended June 29, 2019, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $11,169 and $7,051 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 27, 2020 and September 28, 2019, respectively.

4.	Acquisitions of Businesses

On December 5, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Georgia for $10,400, including $1,250 for non-compete consideration, plus working capital acquired.  As of June 27, 2020, $9,572 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On October 30, 2019, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $13,000, including $1,000 for non-compete consideration, plus working capital acquired. As of June 27, 2020, $11,899 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2020 or in fiscal 2019.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 27, 2020 and September 28, 2019, respectively:

	As of June 27, 2020		As of September 28, 2019
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,093	Other current assets	$4,082
	Other assets	122	Other assets	167
		$1,215		$4,249

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$3,214	Other current liabilities	$3,360
	Other liabilities	—	Other liabilities	—
		$3,214		$3,360

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended June 27, 2020		Nine Months Ended June 29, 2019
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$419	$—	$1,546	$361
Beginning balance realized during the period	(419)	—	(1,488)	(361)
Contracts purchased during the period	—	—	434	—
Change in the fair value of outstanding contracts	—	—	997	—
Ending balance of over-the-counter options	$—	$—	$1,489	$—

As of June 27, 2020 and September 28, 2019, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately seven and three months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 27, 2020 and June 29, 2019 are as follows:

	Three Months Ended June 27, 2020		Three Months Ended June 29, 2019
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$861	Cost of products sold	$138

	Nine Months Ended June 27, 2020		Nine Months Ended June 29, 2019
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(1,077)	Cost of products sold	$(7,252)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 27, 2020			As of September 28, 2019
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$13,684	$(12,469)	$1,215	$10,464	$(6,215)	$4,249
Liability Derivatives
Commodity-related derivatives	$15,683	$(12,469)	$3,214	$9,575	$(6,215)	$3,360

The Partnership had $5,563 and $5,392 posted cash collateral as of June 27, 2020 and September 28, 2019, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	June 27,	September 28,
	2020	2019
5.5% senior notes due June 1, 2024	$537,626	$540,094
5.75% senior notes due March 1, 2025	253,125	253,178
5.875% senior notes due March 1, 2027	351,750	354,375
	$1,142,501	$1,147,647

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 27,	September 28,
	2020	2019
Propane, fuel oil and refined fuels and natural gas	$39,615	$43,217
Appliances	2,386	1,819
	$42,001	$45,036

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of fiscal July of each year, or when an event occurs or circumstances change that would indicate potential impairment.  During the second and third quarters of fiscal 2020, the Partnership assessed if the current and potential future impact of COVID-19 represented an event which necessitated an impairment review.  These assessments included updates of the qualitative factors and quantitative estimates utilized within the annual assessment after which the Partnership concluded such an event had not occurred and an impairment review was not warranted at this time.  The Partnership will continue to monitor the impact of COVID-19 and assess if an impairment review is required.

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 28, 2019
Goodwill	$1,085,747	$10,900	$7,900	$1,104,547
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,085,747	$4,438	$7,900	$1,098,085

Fiscal 2020 Activity
Goodwill acquired (1)	$5,696	$—	$—	$5,696

Balance as of June 27, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Other intangible assets consist of the following:

	As of
	June 27,	September 28,
	2020	2019
Customer relationships (1)	$517,676	$507,159
Non-compete agreements (1)	37,690	35,440
Other	1,967	1,967
	557,333	544,566
Less: accumulated amortization
Customer relationships	(425,775)	(384,507)
Non-compete agreements	(31,706)	(30,181)
Other	(1,509)	(1,441)
	(458,990)	(416,129)
	$98,343	$128,437
(1)	Reflects the impact from acquisitions (See Note 4, “Acquisitions of Businesses”).

8.	Leases

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of June 27, 2020.

Quantitative information on the Partnership’s lease population for the three and nine months ended June 27, 2020 is as follows:

	Three Months Ended	Nine Months Ended
	June 27, 2020	June 27, 2020
Lease expense	$8,314	$23,249

Other information:
Cash payments for operating leases	8,375	23,628
Right-of-use assets obtained in exchange for new operating lease liabilities	6,616	28,061

Other information related to leases as of June 27, 2020 was as follows:

Weighted-average remaining lease term	6.5 years
Weighted-average discount rate	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of June 27, 2020:

Fiscal Year	Operating Leases
2020 (remaining)	$7,802
2021	29,568
2022	26,917
2023	21,808
2024	16,393
2025 and thereafter	34,671
Total future minimum lease payments	$137,159
Less: interest	(21,672)
Total lease obligations	$115,487

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

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 379,808 and 297,662 units for the nine months ended June 27, 2020 and June 29, 2019, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.  Diluted loss per unit for the three months ended June 27, 2020 and June 29, 2019 does not include unvested Restricted Units (See Note 12) as their effect would be anti-dilutive.

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 27,	September 28,
	2020	2019
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 5, 2025	109,700	113,500
Subtotal	1,234,700	1,238,500

Less: unamortized debt issuance costs	(9,929)	(11,443)
	$1,224,771	$1,227,057

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

Credit Agreement.  On March 5, 2020 the Partnership and the Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $109,700 was outstanding as of June 27, 2020.  The Revolving Credit Facility matures on the earlier of (a) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes (unless the notes have been refinanced prior to such date) and (b) March 5, 2025.  At the time of the execution of the Credit Agreement, $183,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement.  The Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity, lower borrowing costs, and amend certain affirmative and negative covenants, including an increase to the maximum permitted Total Consolidated Leverage Ratio from 5.50x to 5.75x.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $109 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of June 27, 2020, the interest rate for borrowings under the Revolving

Credit Facility was approximately 3.3%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 27, 2020, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $63,088 which expire periodically through April 30, 2021.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 27, 2020.

The aggregate amounts of long-term debt maturities subsequent to June 27, 2020 are as follows: fiscal 2020: $-0-; fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $634,700; and thereafter: $600,000.

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

On July 23, 2020, the Partnership announced a quarterly distribution of $0.30 per Common Unit, or $1.20 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2020, payable on August 11, 2020 to holders of record on August 4, 2020.

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

During the nine months ended June 27, 2020, the Partnership awarded 471,111 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $8,567.  The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 27, 2020:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2019	988,339	$18.12
Awarded	471,111	18.19
Forfeited	(8,924)	(17.99)
Vested (1)	(474,695)	(19.28)
Outstanding June 27, 2020	975,831	$17.59

(1)

During fiscal 2020, the Partnership withheld 76,453 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of June 27, 2020, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $5,263.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 0.9 years.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 27, 2020 was $2,262 and $7,084, respectively, and $2,280 and $8,855, for the three and nine months ended June 29, 2019, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and nine months ended June 27, 2020 was $237 and $842, respectively, and $264 and $784, for the three and nine months ended June 29, 2019, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (the “LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three and nine months ended June 27, 2020 was $1,304 and $18, respectively, and $1,271 and $4,470, for the three and nine months ended June 29, 2019, respectively.  As of June 27, 2020 and September 28, 2019, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $7,256 and $10,201, respectively, related to estimated future payments under the LTIP.  In the first quarter of fiscal 2020, cash payouts totaling $2,963 were made relating to the fiscal 2017 award.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of June 27, 2020 and September 28, 2019, the Partnership had accrued liabilities of $72,652 and $67,279, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,283 and $18,110 as of June 27, 2020 and September 28, 2019, respectively.

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

COVID-19 Pandemic.  The impact of the COVID-19 pandemic continues to evolve subsequent to the quarter ended June 27, 2020.  Although the Partnership believes the quarterly and year-to-date financial information included herein properly reflects all facts known at this time, the Partnership is not able to estimate the full financial impact of this pandemic.  The Partnership’s supply chain, including its suppliers and business partners, has not been materially impacted and the Partnership has been able to acquire sufficient supplies of the products it sells.  Additionally, the Partnership continues to obtain the necessary liquidity to sustain its operations through collections of accounts receivable as well as access to its Revolving Credit Facility available under the Credit Agreement.  The Partnership will continue to actively monitor and manage the economic impact of the COVID-19 pandemic and ensure new information is reflected within future financial information.

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $24,033 as of June 27, 2020.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 27, 2020 and September 28, 2019.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Interest cost	$720	$987	$2,160	$2,958
Expected return on plan assets	(321)	(432)	(961)	(1,293)
Amortization of net loss	862	867	2,586	2,600
Pension settlement charge	900	—	900	—
Net periodic benefit cost	$2,161	$1,422	$4,685	$4,265

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Interest cost	$38	$69	$113	$206
Amortization of prior service credits	(125)	(125)	(373)	(374)
Amortization of net (gain)	(196)	(190)	(590)	(570)
Net periodic benefit cost	$(283)	$(246)	$(850)	$(738)

The Partnership expects to contribute approximately $3,800 to the defined benefit pension plan during fiscal 2020, of which $2,030 was contributed during the nine months ended June 27, 2020.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2020 is $970, of which $644 was contributed during the nine months ended June 27, 2020.  During the third quarter of fiscal 2020, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,880, which required the Partnership to recognize a non-cash settlement charge of $900.  This non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of June 27, 2020 and September 28, 2019, the Partnership’s estimated obligation to these MEPPs was $20,654 and $21,441, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Pension Benefits
Balance, beginning of period	$(32,009)	$(31,447)	$(33,733)	$(33,180)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	900	—	900	—
Amortization of net loss (1)	862	867	2,586	2,600
Other comprehensive income	1,762	867	3,486	2,600
Balance, end of period	$(30,247)	$(30,580)	$(30,247)	$(30,580)

Postretirement Benefits
Balance, beginning of period	$6,905	$7,881	$7,547	$8,510
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(321)	(315)	(963)	(944)
Other comprehensive loss	(321)	(315)	(963)	(944)
Balance, end of period	$6,584	$7,566	$6,584	$7,566

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(25,104)	$(23,566)	$(26,186)	$(24,670)
Reclassifications to earnings	541	552	1,623	1,656
Recognition of net actuarial loss for pension settlement	900	—	900	—
Other comprehensive income	1,441	552	2,523	1,656
Balance, end of period	$(23,663)	$(23,014)	$(23,663)	$(23,014)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

As described in Note 1 “Partnership Organization and Formation”, the earnings of the Corporate Entities are subject to U.S. corporate level income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of certain NOLs, which is defined and explained below, that arose after the enactment of the Tax Cuts and Jobs Act (“2017 Act”)) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings.  Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

On December 22, 2017, the 2017 Act was signed into law, which enacted significant changes to U.S. tax and related laws.  Some of the provisions of the 2017 Act that could affect the Partnership, the Operating Partnership and their subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of net business interest expense, restrictions on the use of net operating loss carryforwards (“NOLs”) arising in taxable years beginning after

December 31, 2017 and full expensing for certain qualified property, certain of which have been suspended or modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

In the case of a corporation, the 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards fully refundable without regard to future taxable income. Accordingly, the Partnership concluded that the existing valuation allowance on the AMT credit carryforwards of the Corporate Entities should be released as part of accounting for tax reform.  The reversal of the valuation allowance resulted in a $1,086 discrete deferred tax benefit being recorded during the first quarter of fiscal 2018.  As of June 27, 2020, all of the AMT credit carryforwards have been refunded.  In addition, also as a result of the 2017 Act, NOLs generated beginning in 2018 have an indefinite life.  As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Revenues:
Propane	$179,049	$183,052	$812,160	$937,468
Fuel oil and refined fuels	11,702	12,921	69,095	83,428
Natural gas and electricity	6,099	7,527	25,018	38,527
All other	10,056	10,712	35,566	36,270
Total revenues	$206,906	$214,212	$941,839	$1,095,693
Operating income (loss):
Propane	$32,074	$21,038	$233,339	$254,159
Fuel oil and refined fuels	1,078	(1,084)	10,197	10,457
Natural gas and electricity	1,742	1,059	6,749	8,772
All other	(5,053)	(5,018)	(15,286)	(13,814)
Corporate	(24,961)	(24,779)	(72,640)	(77,734)
Total operating income (loss)	4,880	(8,784)	162,359	181,840

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	109	—
Interest expense, net	18,474	18,906	56,722	58,041
Other, net	1,878	1,176	3,835	3,527
Provision for (benefit from) income taxes	106	175	(253)	578
Net (loss) income	$(15,578)	$(29,041)	$101,946	$119,694
Depreciation and amortization:
Propane	$26,724	$26,828	$80,575	$81,722
Fuel oil and refined fuels	451	594	1,426	1,619
Natural gas and electricity	6	—	12	—
All other	47	49	142	149
Corporate	1,925	2,680	5,560	7,355
Total depreciation and amortization	$29,153	$30,151	$87,715	$90,845

	As of
	June 27,	September 28,
	2020	2019
Assets:
Propane	$1,957,320	$1,904,344
Fuel oil and refined fuels	49,079	44,279
Natural gas and electricity	10,656	11,907
All other	16,402	2,950
Corporate	41,511	34,868
Total assets	$2,074,968	$1,998,348

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 27, 2020.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, the COVID-19 pandemic has impacted our operating results and financial condition, which we are managing.  As with most businesses in the current pandemic environment, our performance can be expected to remain impacted as, and to the extent, the pandemic continues and there are ongoing restrictions on business activity. Our business is furthermore subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in this Quarterly Report.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, and uncertainty about conditions that will prevail in the months ahead. Certain of our commercial and industrial customers have temporarily curtailed or suspended operations in light of the pandemic, many in response to temporary governmental measures seeking to manage the progress of the COVID-19 virus.  We have seen a slowing in cash collections on outstanding accounts receivable as well, which we believe is in response to general economic conditions and uncertainty.  As a result, we are experiencing lower revenues in certain customer sectors, and we are closely monitoring credit and collections activities.  We have also seen restrictions on our ability to decline business or to enforce our collection rights with respect to certain customers who refuse to pay for or negotiate a payment plan for products or services rendered in certain states in which we operate.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration. We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to evaluate the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we progress through the remainder of fiscal 2020 and plan for a new heating season in fiscal 2021.

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

CARES Act

On March 27, 2020, Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide emergency economic assistance to those affected by the novel coronavirus.  We are taking advantage of certain of the benefits offered under the CARES Act, including but not necessarily limited to:

•	deferral of our contribution of the employer portion of the social security payroll tax that is otherwise due with respect to wages accrued between March 27, 2020 and December 31, 2020;
•	acceleration of our ability to recover full refunds for alternative minimum tax credit carryforwards; and
•	deferral until January 1, 2021, of any, or a portion of, minimum required contributions to our defined benefit pension plan that would otherwise be due during calendar year 2020.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our businesses, we typically experience a net loss in the third quarter of our fiscal year.  Net loss for the third quarter of fiscal 2020 was $15.6 million, or $0.25 per Common Unit, compared to a net loss of $29.0 million, or $0.47 per Common Unit, in the 2019 third quarter.  Excluding the effects of unrealized non-cash mark-to-market adjustments on derivative instruments in both years, as well as the $0.9 million pension settlement charge in the third quarter of fiscal 2020, adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $12.1 million, or 60.5%, to $32.2 million for the third quarter of fiscal 2020.

Retail propane gallons sold in the third quarter of fiscal 2020 of 75.4 million gallons increased 2.2% compared to the prior year third quarter.  Although weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, volumes in the third quarter of fiscal 2020 were positively impacted by cooler temperatures during April and May that resulted in strong residential heat-related demand.  The combination of the cooler weather and temporary stay-at-home governmental measures helped drive residential propane usage that more than offset the decline in commercial and industrial volumes due to the economic slowdown resulting from the COVID-19 pandemic.  Average temperatures (as measured by heating degree days) for April and May were 5% colder than normal and 17% colder than April and May of 2019.  Overall, average temperatures across all of our service territories for the third quarter of fiscal 2020 were comparable to normal and 12% colder than the prior year third quarter.

Revenues in the third quarter of fiscal 2020 of $206.9 million decreased $7.3 million, or 3.4%, compared to the prior year third quarter, primarily due to lower retail selling prices associated with lower wholesale product costs, partially offset by an increase in volumes sold.  Average propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2020 decreased 25.8% compared to the prior year third quarter.  Cost of products sold for the third quarter of fiscal 2020 of $59.7 million decreased $18.9 million, or 24.1%, compared to the prior year third quarter, primarily due to lower wholesale product costs.  Cost of products sold included a $0.9 million unrealized non-cash gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.1 million unrealized non-cash gain in the prior year third quarter.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $113.2 million for the third quarter of fiscal 2020 decreased $1.1 million, or 0.9%, compared to the prior year third quarter, primarily due to savings from various cost containment efforts including lower payroll and benefit-related costs, partially offset by higher variable operating costs to support higher residential demand.

On March 5, 2020 our Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $109.7 million was outstanding as of June 27, 2020.  The Revolving Credit Facility matures on the earlier of (a) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes, as defined in Item 1, Note 10 of this Quarterly Report, (unless the notes have been refinanced prior to such date) and (b) March 5, 2025.  The Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity, lower borrowing costs, and amend certain affirmative and negative covenants, including an increase to the maximum permitted Total Consolidated Leverage Ratio from 5.50x to 5.75x.

During the third quarter of fiscal 2020, we repaid $35.4 million under our Revolving Credit Facility from operating cash flows, which reduced outstanding borrowings under that facility to $109.7 million at the end of the third quarter.  The increase in Adjusted EBITDA, combined with the debt repayment during the third quarter resulted in our Consolidated Leverage Ratio improving to 4.83x at the end of June 2020.

As previously announced on July 23, 2020, our quarterly distribution was reduced to $0.30 per Common Unit effective for the distribution payable in respect of the third quarter of fiscal 2020.  This proactive step will reduce our annual cash requirements by approximately $75 million, and contribute to our efforts to accelerate debt reduction, further strengthen our balance sheet and enhance our financial flexibility to support our strategic growth initiatives.

Our anticipated cash requirements for the remainder of fiscal 2020 include: (i) maintenance and growth capital expenditures of approximately $8.9 million; (ii) interest and income tax payments of approximately $19.0 million; and (iii) cash distributions of approximately $18.6 million to our Common Unitholders based on the reduced quarterly distribution rate of $0.30 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

The unprecedented health crisis from COVID-19 continues to represent a complex uncertainty, which has had a profound negative overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown instituted to mitigate the spread of the virus.  The areas of our business that have been impacted by the economic slowdown are:

•	The temporary suspension of business operations by certain of our commercial and industrial customers has resulted in lower demand from these customer markets;
•

Depending on the length and depth of the economic slowdown, or the possibility of an economic recession, we could see demand destruction from businesses that are unable to recover, or from conservation efforts by all customer types;

•	We are experiencing a slowdown in the rate of cash collections, and a higher amount of bad debts, from all customer types as they deal with their own economic uncertainties;
•

In certain states, restrictions were placed on our business that would otherwise allow us to decline or refuse to service certain customers who have not or are unwilling to pay for product delivered or services rendered;

•

There may be potential disruptions in the propane supply chain resulting from the combination of lower commodity prices and a lower demand outlook for crude oil, and the resultant impact on propane and fuel oil production and logistics; and

•

The potential for increasing costs to implement additional measures to help protect our employees, customers and local communities as state and federal governments provide and update guidance on workplace safety protocols.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet and reduce our cash requirements, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the fiscal 2020 fourth quarter, there remains significant uncertainty regarding the length of the economic slowdown and the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

In response, we developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to evaluate the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we progress through the remainder of fiscal 2020 and plan for a new heating season in fiscal 2021.

Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 27,	June 29,	(Decrease)	(Decrease)
	2020	2019	Increase	Increase
Revenues
Propane	$179,049	$183,052	$(4,003)	(2.2)%
Fuel oil and refined fuels	11,702	12,921	(1,219)	(9.4)%
Natural gas and electricity	6,099	7,527	(1,428)	(19.0)%
All other	10,056	10,712	(656)	(6.1)%
Total revenues	$206,906	$214,212	$(7,306)	(3.4)%
Retail gallons sold
Propane	75,383	73,785	1,598	2.2%
Fuel oil and refined fuels	4,797	4,331	466	10.8%

As discussed above, average temperatures (as measured in heating degrees days) across all of our service territories during the third quarter of fiscal 2020 were normal and 12% cooler than the prior year third quarter.  The increase in heating degrees days compared to the prior year were concentrated in the months of April and May with temperatures that were 17% colder than the same period of the prior year and 5% colder than normal, which contributed to an increase in customer demand for heating needs.  The COVID-19 pandemic had a varying impact on customer demand during the third quarter of fiscal 2020.  While the temporary suspension of business operations resulted in lower commercial and industrial demand, our residential volumes benefitted from the voluntary and government mandated stay-at-home requirements on propane residential usage.

Revenues from the distribution of propane and related activities of $179.0 million decreased $4.0 million, or 2.2%, compared to the prior year, primarily due to lower average retail selling prices, offset to an extent by an increase in volumes sold.  Average propane selling prices decreased 4.0% compared to the prior year, reflecting lower average wholesale costs, resulting in a $7.4 million decrease in revenues.  Retail propane gallons sold increased 1.6 million gallons, or 2.2%, compared to the prior year, resulting in a $4.0 million increase in revenues.  The increase in propane volumes sold was driven by the combination of cooler weather and stay-at-home measures that resulted in residential propane usage more than offsetting the decline in commercial and industrial volumes.  Residential volumes sold increased 21.4% compared to the prior year, whereas commercial and industrial volumes decreased 9.0% compared to the prior year.  Included within the propane segment are revenues from other propane activities, which decreased $0.6 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $11.7 million were $1.2 million, or 9.4%, lower than the prior year, primarily due to lower average retail selling prices, offset to an extent by an increase in volumes sold.  Average fuel oil and refined fuels selling prices decreased 18.3% compared to the prior year, reflecting lower average wholesale costs, resulting in a $2.6 million decrease in revenues.  Fuel oil and refined fuels gallons sold increased 10.8%, primarily due to the cooler weather across our service territories in the northeast, resulting in a $1.4 million increase in revenues.

Revenues in our natural gas and electricity segment of $6.1 million were $1.4 million, or 19.0%, lower than the prior year, primarily due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York, and, to a lesser extent, lower average selling prices.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
Cost of products sold
Propane	$47,981	$61,803	$(13,822)	(22.4)%
Fuel oil and refined fuels	5,903	9,245	(3,342)	(36.1)%
Natural gas and electricity	3,103	4,381	(1,278)	(29.2)%
All other	2,702	3,167	(465)	(14.7)%
Total cost of products sold	$59,689	$78,596	$(18,907)	(24.1)%
As a percent of total revenues	28.8%	36.7%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 25.8% and 50.9% lower than the prior year third quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $0.9 million unrealized non-cash gain in the third quarter of fiscal 2020 compared to a $0.1 million unrealized non-cash gain in the prior year quarter, resulting in a decrease of $0.8 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $48.0 million decreased $13.8 million, or 22.4%, compared to the prior year third quarter, primarily due to lower average wholesale costs, offset to an extent by higher volumes sold. Lower average wholesale costs contributed to a decrease in cost of products sold of $17.2 million, and higher volumes sold contributed to an increase in cost of products sold of $1.4 million.  Included within the propane segment are costs from other propane activities which increased $2.8 million compared to the prior year, as well as the $0.8 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $5.9 million decreased $3.3 million, or 36.1%, compared to the prior year third quarter.  Lower average wholesale costs led to a decrease in costs of products sold of $4.3 million, which was partially offset by a $1.0 million impact from higher volumes sold.

Cost of products sold in our natural gas and electricity segment of $3.1 million decreased $1.3 million, or 29.2%, compared to the prior year primarily due to lower wholesale costs for electricity and natural gas, and lower usage.

Total cost of products sold as a percent of total revenues decreased 7.9 percentage points to 28.8% from 36.7% primarily due to the year-over-year decline in wholesale propane costs outpacing the year-over-year decline in average propane selling prices, and to a lesser extent, the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
Operating expenses	$96,086	$97,804	$(1,718)	(1.8)%
As a percent of total revenues	46.4%	45.7%

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

Operating expenses of $96.1 million for the third quarter of fiscal 2020 decreased $1.7 million, or 1.8%, compared to the prior year third quarter, primarily due to savings from various cost containment efforts; including lower payroll and benefit-related costs, partially offset by higher variable operating costs to support higher volume-related demand, an increase in accruals for self-insured liabilities and higher bad debt expense.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 27,	June 29,		Percent
	2020	2019	Increase	Increase
General and administrative expenses	$17,098	$16,445	$653	4.0%
As a percent of total revenues	8.3%	7.7%

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

General and administrative expenses of $17.1 million for the third quarter of fiscal 2020 increased $0.7 million, or 4.0%, compared to the prior year third quarter, primarily due to higher professional fees.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
Depreciation and amortization	$29,153	$30,151	$(998)	(3.3)%
As a percent of total revenues	14.1%	14.1%

Depreciation and amortization expense of $29.2 million for the third quarter of fiscal 2020 decreased $1.0 million, or 3.3%, compared to the prior year quarter, primarily due to accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
Interest expense, net	$18,474	$18,906	$(432)	(2.3)%
As a percent of total revenues	8.9%	8.8%

Net interest expense of $18.5 million in the third quarter of fiscal 2020 decreased $0.4 million compared to the prior year quarter, primarily due to a decrease in benchmark interest rates on borrowings under our Revolving Credit Facility.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 27,	June 29,
	2020	2019
Net loss	$(15,578)	$(29,041)
Add:
Provision for income taxes	106	175
Interest expense, net	18,474	18,906
Depreciation and amortization	29,153	30,151
EBITDA	32,155	20,191
Unrealized non-cash (gains) on changes in fair value of derivatives	(861)	(138)
Pension settlement charge	900	—
Adjusted EBITDA	$32,194	$20,053

Nine Months Ended June 27, 2020 Compared to Nine Months Ended June 29, 2019

Revenues

(Dollars and gallons in thousands)	Nine Months Ended
	June 27,	June 29,		Percent
	2020	2019	(Decrease)	(Decrease)
Revenues
Propane	$812,160	$937,468	$(125,308)	(13.4)%
Fuel oil and refined fuels	69,095	83,428	(14,333)	(17.2)%
Natural gas and electricity	25,018	38,527	(13,509)	(35.1)%
All other	35,566	36,270	(704)	(1.9)%
Total revenues	$941,839	$1,095,693	$(153,854)	(14.0)%
Retail gallons sold
Propane	341,632	363,079	(21,447)	(5.9)%
Fuel oil and refined fuels	23,354	26,707	(3,353)	(12.6)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2020 were 10% and 6% warmer than normal and the prior year period, respectively.  The warmer temperatures compared to the prior year were experienced throughout most of the fiscal 2020 heating season, with exceptionally warm temperatures occurring during December 2019 through February 2020 which are the most critical months for heat-related demand, with colder than normal temperatures only arriving for the less impactful third fiscal quarter, as discussed above.  Average temperatures during the months of December 2019 through February 2020 were 14% warmer than normal, which was comparable to the warmest temperatures on record for that period, and 7% warmer than the same period of the prior year.

Revenues from the distribution of propane and related activities of $812.2 million decreased $125.3 million, or 13.4%, compared to the corresponding prior year period, primarily due to lower average retail selling prices and lower volumes sold.  Average propane selling prices decreased 7.5% compared to the prior year period reflecting lower average wholesale costs, resulting in a $66.0 million decrease in revenues.  Retail propane gallons sold decreased 21.4 million gallons, or 5.9%, compared to the prior year, resulting in a $55.1 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $4.2 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $69.1 million decreased $14.3 million, or 17.2%, compared to the first nine months of the prior year, primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels volumes sold decreased 3.4 million gallons, or 12.6%, resulting in a $10.4 million decrease in revenues.  Average selling prices for fuel oil and refined fuels decreased 5.4%, resulting in a $3.9 million decrease in revenues.

Revenues in our natural gas and electricity segment of $25.0 million were $13.5 million, or 35.1%, lower than the prior year period, resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York, and a decrease in usage due to warmer weather in the northeast.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 27,	June 29,	(Decrease)	(Decrease)
	2020	2019	Increase	Increase
Cost of products sold
Propane	$261,798	$372,403	$(110,605)	(29.7)%
Fuel oil and refined fuels	42,780	56,779	(13,999)	(24.7)%
Natural gas and electricity	13,532	23,277	(9,745)	(41.9)%
All other	10,297	10,244	53	0.5%
Total cost of products sold	$328,407	$462,703	$(134,296)	(29.0)%
As a percent of total revenues	34.9%	42.2%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 36.5% and 25.2% lower than the first nine months of the prior year, respectively.  The net change in the fair value of derivative instruments resulted in a $1.1 million and $7.3 million unrealized non-cash loss in the first nine months of fiscal 2020 and 2019, respectively, resulting in a decrease of $6.2 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $261.8 million decreased $110.6 million, or 29.7%, compared to the prior year.  Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $90.1 million and $21.5 million, respectively.  Included within the propane segment are costs from other propane activities which increased $7.2 million compared to the prior year, as well as the $6.2 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $42.8 million decreased $14.0 million, or 24.7%, compared to the prior year period.  Lower volumes sold and lower average wholesale costs contributed to decreases in cost of products sold of $7.1 million and $6.9 million, respectively.

Cost of products sold in our natural gas and electricity segment of $13.5 million decreased $9.7 million, or 41.9%, compared to the prior year, primarily due to lower usage given the decline in customers as noted above, coupled with lower wholesale costs.

Total cost of products sold as a percent of total revenues decreased 7.3 percentage points to 34.9% from 42.2% primarily due to the year-over-year decline in wholesale propane costs outpacing the decline in average propane selling prices, coupled with the impact of mark-to-market adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 27,	June 29,		Percent
	2020	2019	Increase	Increase
Operating expenses	$313,550	$305,367	$8,183	2.7%
As a percent of total revenues	33.3%	27.9%

Operating expenses of $313.6 million for the first nine months of fiscal 2020 increased $8.2 million, or 2.7%, compared to the corresponding prior year period.  The increase in operating expenses was primarily due to an increase in accruals for self-insured liabilities and other legal matters and higher vehicle lease costs, offset to an extent by lower variable volume-related operating costs.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
General and administrative expenses	$49,808	$54,938	$(5,130)	(9.3)%
As a percent of total revenues	5.3%	5.0%

General and administrative expenses of $49.8 million for the first nine months of fiscal 2020 decreased $5.1 million, or 9.3%, compared to the prior year period primarily due to lower variable compensation expenses attributable to lower earnings and lower professional services fees.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
Depreciation and amortization	$87,715	$90,845	$(3,130)	(3.4)%
As a percent of total revenues	9.3%	8.3%

Depreciation and amortization expense of $87.7 million in the first nine months of fiscal 2020 decreased $3.1 million, or 3.4%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 27,	June 29,		Percent
	2020	2019	Decrease	Decrease
Interest expense, net	$56,722	$58,041	$(1,319)	(2.3)%
As a percent of total revenues	6.0%	5.3%

Net interest expense of $56.7 million in the first nine months of fiscal 2020 decreased $1.3 million compared to the prior year, primarily due to a decrease in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility, and a lower level of average outstanding borrowings under that facility.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2020, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 27,	June 29,
	2020	2019
Net income	$101,946	$119,694
Add:
(Benefit from) provision for income taxes	(253)	578
Interest expense, net	56,722	58,041
Depreciation and amortization	87,715	90,845
EBITDA	246,130	269,158
Unrealized non-cash losses on changes in fair value of derivatives	1,077	7,252
Pension settlement charge	900	—
Loss on debt extinguishment	109	—
Adjusted EBITDA	$248,216	$276,410

Liquidity and Capital Resources

Analysis of Cash Flows

Although there is continuing uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet and reduce our cash requirements leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the fiscal 2020 fourth quarter, there remains significant uncertainty regarding the length of the economic slowdown instituted to mitigate the spread of COVID-19, the timing of an economic recovery and the impact on the ability of our customers to recover from the effects of the slowdown.  We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels to address different customer demand scenarios, and we continue to evaluate the potential impact of the COVID-19 pandemic on our future cash flows and access to adequate liquidity as we progress through the remainder of fiscal 2020 and plan for a new heating season in fiscal 2021.  As announced on July 23, 2020, our quarterly distribution was reduced to $0.30 per Common Unit effective for the third quarter of fiscal 2020, which equates to $1.20 per Common Unit on an annualized basis.  This proactive step will reduce our annual cash requirements by approximately $75 million, and contribute to our efforts to accelerate debt reduction, further strengthen our balance sheet and enhance our financial flexibility to support our strategic growth initiatives

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2020 and fiscal 2019 was $169.0 million and $166.1 million, respectively. The $2.9 million year-over-year increase in net cash provided by operating activities was primarily attributable to a smaller increase in working capital during the first nine months of fiscal 2020 compared to the prior year, primarily stemming from the decline in average wholesale costs for propane, offset to an extent by lower earnings (discussed above).

Investing Activities.  Net cash used in investing activities of $45.6 million for the first nine months of fiscal 2020 consisted of capital expenditures of $26.1 million (including approximately $15.5 million to support the growth of operations and $10.6 million for maintenance expenditures), and $22.0 million used to fund the acquisitions of two retail propane businesses (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $2.5 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $38.5 million for the first nine months of fiscal 2019 consisted of capital expenditures of $24.3 million (including approximately $13.0 million to support the growth of operations and $11.3 million for maintenance expenditures), and $18.9 million used in the acquisition of three businesses, partially offset by $4.7 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2020 reflected $111.6 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2019 and the first and second quarters of fiscal 2020, $2.7 million in issuance costs for the refinancing of our previous revolving credit facility, $3.8 million in net repayments of borrowings under the Revolving Credit Facility and other financing activities of $3.6 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 27, 2020, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $109.7 million outstanding under our Revolving Credit Facility.  See Item 1, Note 10 of this Quarterly Report.

Based upon the Partnership’s Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve month period ended June 27, 2020, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of June 27, 2020, our borrowing capacity under the Revolving Credit Facility was $234.9 million.

The aggregate amounts of long-term debt maturities subsequent to June 27, 2020 are as follows: fiscal 2020: $-0-; fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $634.7 million; and thereafter: $600.0 million.

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

On July 23, 2020, we announced a quarterly distribution of $0.30 per Common Unit, or $1.20 on an annualized basis, in respect of the third quarter of fiscal 2020, payable on August 11, 2020 to holders of record on August 4, 2020.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31,

1998.  At June 27, 2020, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $33.7 million and $9.2 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 27, 2020, we had accrued insurance liabilities of $72.7 million, and a receivable of $17.3 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At June 27, 2020, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of June 27, 2020.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 27, 2020 indicates an increase in potential future net losses of $0.8 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 27, 2020.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 27, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 27, 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

•

a shutdown of one or a multiple of our customer service centers or the production facilities of our suppliers due to government restrictions or illness in connection with COVID-19 could significantly impact our operations;

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

In particular, we are actively monitoring the ongoing COVID-19 outbreak and its potential impact on our supply chain. Although we source our propane, fuel oil and refined fuels, and natural gas from a broad group of suppliers, due to restrictions resulting from the outbreak, global supply of these fuels may become constrained, which may cause the price to increase and/or adversely affect our ability to acquire adequate supplies to meet customer demand.

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

SUBURBAN PROPANE PARTNERS, L.P.

August 6, 2020	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 6, 2020	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller