Form 10-K
period 2020-09-26
SUBURBAN PROPANE PARTNERS LP
filed 2020-11-25
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value as of March 27, 2020 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($14.57 per unit), was approximately $904,410,000.  As of November 23, 2020, there were 62,507,331 Common Units of Suburban Propane Partners, L.P. outstanding.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 127

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

•	The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;
•	The impact of legal proceedings on the Partnership’s business;
•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;
•	The Partnership’s ability to make strategic acquisitions and successfully integrate them;
•	The ability of the Partnership to continue to combat cybersecurity threats to its networks and information technology;
•	The impact of current conditions in the global capital and credit markets, and general economic pressures;
•	The operating, legal and regulatory risks the Partnership may face; and
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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2020, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2019.  As of September 26, 2020, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 402.9 million gallons of propane and 26.0 million gallons of fuel oil and refined fuels to retail customers during the year ended September 26, 2020. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

During fiscal 2020, our Operating Partnership acquired a 39% equity interest in Oberon Fuels, Inc. (“Oberon”), which is a development-stage producer of an innovative, low carbon renewable dimethyl ether (“rDME”) transportation fuel.  Oberon is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process.  Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 26, 2020, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth. In pursuing this strategy, we also consider the interests of our employees, customers and the communities in which we operate, as exemplified by our Three Pillars program as described below.  The following are key elements of our strategy:

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

Pursue Strategic Investments in the Transformation to a Renewable Energy Platform. We are committed to promoting the inherent environmental benefits of using propane in multiple applications as a clean energy source for a sustainable future, and to invest in innovative solutions to further reduce the carbon footprint.  In line with this commitment, which we call Go Green with Suburban Propane, we have made investments in an innovative producer of a renewable energy transportation fuel and we will seek additional opportunities to further build out our renewable energy platform.

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

The Three Pillars of the Suburban Propane Experience.  We execute the foregoing strategy under our corporate branding initiative known as the Three Pillars of the Suburban Propane Experience.  The three essential pillars emphasize:

•

Suburban Commitment: our value proposition for our customers, employees and the communities we serve and, in particular, the reliability dependability and flexibility in our commitment to excellence in safety and customer service;

•	SuburbanCares: our devotion to the safety and career development of our people, as well as our philanthropic activities at the local and national levels; and
•

Go Green with Suburban Propane: our commitment to promote the inherent clean burning qualities of propane as a versatile energy solution that supports a sustainable future, and to invest in innovation solutions to further reduce the carbon footprint.

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

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process.  It is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution.  When the pressure is released or the temperature is increased, propane becomes a flammable gas that is colorless and odorless, although an odorant is added to allow its detection.  Propane is non-toxic, clean burning and, when consumed, produces virtually no particulate matter or sulfur dioxide (contributors to climate change).

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 700 locations in 41 states as of September 26, 2020.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 26, 2020, we serviced approximately 855,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Approximately 60% of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale.  Nearly all  of the propane gallons sold by us in fiscal 2020 was to retail customers: 45% to residential customers, 35% to commercial customers, 9% to industrial customers, 4% to government customers, 4% to agricultural customers and 3% to other retail users.  Nominal amounts  of the propane gallons sold by us in fiscal 2020 were for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2020.

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

Supply

Our propane supply is purchased from approximately 50 oil companies and natural gas processors at approximately 150 supply points located in the United States and Canada.  We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market.  Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices.  Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars.  See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2021.  During fiscal 2020, Crestwood Equity Partners L.P. (“Crestwood”), Targa Liquids Marketing and Trade LLC (“Targa”), and Enterprise Products Partners L.P. (“Enterprise”) provided approximately 24%, 17%, and 10% of our total propane purchases, respectively.  No other single supplier accounted for 10% or more of our propane purchases in fiscal 2020.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood, Targa, or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Over 85% of our total propane purchases were from domestic suppliers in fiscal 2020.

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

We own and operate a large propane storage facility in Elk Grove, California.  We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 26, 2020, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the US Census Bureau’s 2019 American Community Survey, propane ranks as the third most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel.  This level has not changed materially over the previous two decades.  As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2018 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in December 2019, and LP/Gas Magazine dated February 2019, the ten largest retailers, including us, account for approximately 35% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 38,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2020 amounted to 26.0 million gallons. Approximately 69% of the fuel oil and refined fuels gallons sold by us in fiscal 2020 were to residential customers, principally for home heating, 6% were to commercial customers, and 7% to other users.  Sales of diesel and gasoline accounted for the remaining 18% of total volumes sold in this segment during fiscal 2020.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2020.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities that we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 20 suppliers at approximately 50 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2021.

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

We serve approximately 45,000 natural gas and electricity customers in New York, Pennsylvania and Maryland.  An Order from the New York Public Service Commission (“NY PSC“) regarding low income consumers went into effect in 2018 and required that all energy service companies (“ESCOs”) stop serving low-income consumers. As a result, AES returned approximately 7,200 of our customers to local utility service. A second order (“Reset Order”) issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.”  In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”).  AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings.  In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue.  Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic.  Under New York laws, telemarketers are prevented from making sales calls during states of emergency.  As a result, AES halted all telemarketing sales efforts in New York in March, and this condition continues to remain in effect as of the date of this Annual Report.

During fiscal 2020, we sold approximately 1.9 million dekatherms of natural gas and 251.0 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 87% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Government Regulation; Environmental, Health and Safety Matters

Our operations are subject to numerous federal, state and local environmental, health and safety laws and regulations. Generally, these laws and regulations impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes and can require the investigation, assessment, cleanup, or monitoring of, or compensation for, environmental impacts, including natural resource damages. Notably, these laws include the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); Resource Conservation and Recovery Act (“RCRA”); Clean Air Act; Clean Water Act; National Environmental Policy Act, and their implementing regulations, as well as equivalent state and laws and regulations. Additionally, there are environmental laws and regulations specific to the sale of electricity and natural gas in the retail energy market by our wholly owned subsidiary Agway Energy Services, LLC. Under the various laws and regulations to which we are subject, we must maintain various permits and comply with various monitoring and reporting requirements.

We own real property at locations where hazardous materials may be or may have been present as a result of prior activities.  We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with aboveground and underground fuel storage tanks.  We will also incur other expenses associated with environmental compliance.  We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.  As of September 26, 2020, we had accrued environmental liabilities of $1.7 million representing the total estimated future liability for remediation and monitoring of all of our properties.

Estimating the extent of our responsibility at a particular site, and the method and ultimate cost of remediation and monitoring of that site, requires making numerous assumptions.  As a result, the ultimate cost to remediate and monitor any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to us, relating to that site. However, we believe that our past experience provides a reasonable basis for estimating these liabilities.  As additional information becomes available, estimates are adjusted as necessary.  While we do not anticipate that any such adjustment would be material to our financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities.  We currently cannot determine whether we will incur additional environmental liabilities or the extent or amount of any such liabilities, or the extent to which such additional liabilities would be subject to any contractual indemnification protections.

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

The U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities.  These regulations impact both our core business, as well as the retail sale of electricity and natural gas by AES. The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.  Changes in the EPA administration may result in the prioritization of climate change mitigation and adaptation measures and a push for significant reduction in GHG emissions.  We may incur costs associated with operational changes required to comply with any such new regulations over the coming years.

Both Houses of the United States Congress have considered adopting legislation to reduce emissions of GHGs, but have not yet succeeded in passing federal climate change legislation, due in large part to political challenges. Changes to the political landscape may result in national climate change legislation. At this time, we cannot speculate as to the extent of impact any such legislation may have on our business or results of operations.

Regardless of what happens at the national level, numerous states and municipalities have begun to adopt laws and policies to regulate GHG emissions.  These regulatory actions could require us to incur increased expenses or lost revenue. We cannot predict whether or in what form additional climate change laws and regulations will be enacted and what effect such laws and regulations may have on our business, financial condition or operations in the future. These local, state, and prospective national laws and regulations have sparked a shift in our industry toward the next generation of clean energy. We are an industry leader in this regard by making strategic investments so we can be positioned to have an adequate clean energy supply as these laws and regulations become operative. For example, we have taken a 39% equity stake in Oberon and we have also executed agreements to purchase and distribute renewable propane.  We are committed to increasing the availability of both rDME blended propane and renewable propane in the coming years.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products would be affected by increased temperature volatility, although if there is an overall trend of warmer winter temperatures, it could adversely affect our business.

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

Employees

As of September 26, 2020, we had 3,169 full time employees, of whom 583 were engaged in general and administrative activities (including fleet maintenance), 36 were engaged in transportation and product supply activities and 2,550 were customer service center employees, as well as 105 part time employees.  As of September 26, 2020, 73 of our employees were represented by 8 different local chapters of labor unions.  We believe that our relations with both our union and non‑union employees are satisfactory.  In addition, we hire temporary workers to meet peak seasonal demands.

ITEM 1A.	RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. The risks described below are not an exhaustive list of all of the risks that we face. The risks described below are organized by category of risks to the Partnership, but are not necessarily listed by order of priority or materiality. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. In this case, the trading price of our Common Units could decline and you might lose part or all of the value in our Common Units.  Investing in our Common Units involves a high degree of risk. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the specific risk factors set forth below as well as the other information contained or incorporated by reference in this Annual Report.  Some factors in this section are Forward-Looking Statements.  See “Disclosure Regarding Forward-Looking Statements” above.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 10%, 6% and 7% warmer than normal for fiscal 2020, fiscal 2019 and fiscal 2018, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

If the frequency or magnitude of significant weather conditions or natural disasters such as floods, droughts, wildfires, hurricanes or earthquakes increase, as a result of climate change or for other reasons, our results of operations and our financial performance could be negatively impacted by the extent of damage to our facilities or to our customers’ residential homes and business structures or of disruption to the supply of the products we sell.

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

The deregulated retail natural gas and electricity industries in which AES participates are highly competitive.  New York has proposed major new regulation of these industries, and other states have changed business rules to provide further protections to consumers.  An Order from the New York Public Service Commission (“NY PSC“) regarding low income consumers went into effect in 2018 and required that all energy service companies (“ESCOs”) stop serving low-income consumers. As a result, AES returned approximately 7,200 of our customers to local utility service. A second order (“Reset Order”) issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.”  In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”).  AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings.  In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue.  Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic.  Under New York laws, telemarketers are prevented from making sales calls during states of emergency.  As a result, AES halted all telemarketing sales efforts in New York in March 2020, and this condition continues to remain in effect as of the date of this Annual Report.  At this time, we are unable to predict the ultimate outcome of the rulemaking, or the impact of such eventual outcome on AES’ business, but it could impact the ability of AES to acquire and retain natural gas and electricity customers.

These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies and practices. Two such lawsuits were commenced against AES in 2017 and 2018, involving New York and Pennsylvania customers.  AES filed motions to dismiss both actions on procedural and substantive grounds, and the federal district court in the Pennsylvania action granted AES’ motion in its entirety in September 2018.  The Pennsylvania court also denied Plaintiff’s motion to amend his complaint and reverse the dismissal order in November 2018, which the plaintiff appealed.  In August 2020 this appeal was denied by the Third Circuit Court of Appeals.  In the New York action, the federal district court granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s statutory consumer fraud and breach of contract causes of action to proceed.  While AES believes the remaining claims in the New York action are devoid of merit and intends to vigorously defend itself in the matter, we are unable to predict at this time the ultimate outcome of the New York action.  However, if we are ultimately unable to successfully defend our AES business in this class action lawsuit, a decision rendered against AES could have an adverse impact on our business and operations.

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

From time to time, our Partnership and/or other companies in the segments in which we operate may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations.  We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies.  We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices, or that all legal matters that arise will be covered by our insurance programs.

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

The retail propane and fuel oil industries are mature.  We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years.  With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. As a result, we may engage in strategic transactions involving the acquisition of or investment in other retail propane and fuel oil distributors, other energy-related businesses or other related cross-functional lines of business. The competition for these acquisitions is intense and we can make no assurance that we will be able to successfully acquire other businesses on economically acceptable terms or, if we do, that we can integrate the operations of acquired businesses effectively or to realize the expected benefits of such transactions within the anticipated timeframe, or at all, such as cost savings, synergies, sales and growth opportunities.  In addition, the integration of an acquired business may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

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

The EPA issued an Endangerment Finding under the federal Clean Air Act, which determined that emissions of GHGs, such as carbon dioxide, present an endangerment to public health and the environment because emissions of such gases may be contributing to the warming of the earth’s atmosphere, volatility in seasonal temperatures, increased frequency and severity of storms, floods and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities.  The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.  Changes in the EPA administration may result in the prioritization of climate change mitigation and adaptation measures and a push for significant reduction in GHG emissions.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs.  Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and GHG emission reduction targets.  For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide climate action framework which includes a target to reduce net greenhouse gas emissions to zero by 2050.

While propane is considered a clean alternative to fuel and demand for propane may increase over other non-renewable sources of energy if new climate change legislation is enacted, the adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether, when or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer winter temperatures, it could adversely affect our business.

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

Cybersecurity threats to network and data security are becoming increasingly diverse and sophisticated. As threats become more frequent, intense and sophisticated, the costs of proactive defensive measures may increase as we seek to continue to protect our management information systems, websites and network. Third parties may have the technology or expertise to breach the security that we use to protect our customer transaction data and our security measures may not prevent physical security or cybersecurity breaches, which could result in significant harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including personally identifiable information. Our outsourcing agreements with these third-party service providers generally require that they utilize adequate security systems to protect our confidential information. However, advances in computer capabilities, new discoveries in the field of cryptography or other cybersecurity developments could render our security systems and information technology, or those used by our third-party service providers, vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our management information systems, websites or other data processing systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect or recoup.  To the extent customer data is hacked or misappropriated, we could be subject to liability to affected persons.  Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from us or our third-party service providers’ security or information systems could damage our reputation and expose us to increased costs, litigation or other liability that could adversely impact our financial condition or results of operations.

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL

We face risks related to our current and future debt obligations that may limit our ability to make distributions to Unitholders, as well as our financial flexibility.

As of September 26, 2020, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $94.6 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes and the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

•	requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter;
•	prohibiting our total consolidated leverage ratio, as defined, from being greater than 5.75 to 1.0 as of the end of any fiscal quarter;
•	prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.25 to 1.0 as of the end of any fiscal quarter.

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 26, 2020.

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

Disruptions in the capital and credit markets, including the availability and cost of debt and equity issuances for liquidity requirements, may adversely affect our ability to meet long-term commitments and our ability to hedge effectively, any of which could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us.  A disruption in the capital and credit markets could impair our ability to access capital and credit markets at rates and terms acceptable to us or not at all.  This could limit our ability to refinance long-term debt at or in advance of maturities or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable.

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

Some provisions of our Partnership Agreement may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our Unitholders.  For example, our Partnership Agreement contains a provision, based on Section 203 of the Delaware General Corporation Law, that generally prohibits us from engaging in a business combination with a 15% or greater Unitholder for a period of three years following the date that person or entity acquired at least 15% of our outstanding Common Units, unless certain exceptions apply.  Additionally, our Partnership Agreement sets forth advance notice procedures for a Unitholder to nominate a Supervisor to stand for election, which procedures may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of Supervisors or otherwise attempting to obtain control of the Partnership.  These nomination procedures may not be revised or repealed, and inconsistent provisions may not be adopted, without the approval of the holders of at least 66-2/3% of the outstanding Common Units.  These provisions may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Supervisors, including discouraging attempts that might result in a premium over the market price of the Common Units held by our Unitholders.

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

As of September 26, 2020, we owned approximately 74% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 26, 2020, we had a fleet of 11 transport truck tractors, of which we owned 8, and 23 railroad tank cars, of which we owned none.  In addition, as of September 26, 2020 we had 1,149 bobtail and rack trucks, of which we owned 37%, 111 fuel oil tankwagons, of which we owned 50%, and 1,286 other delivery and service vehicles, of which we owned 35%.  We lease the vehicles we do not own.  As of September 26, 2020, we also owned approximately 790,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 54,000 customer propane storage tanks with typical capacities of over 500 gallons and 271,000 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane.  We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this regard, our natural gas and electricity business is currently a defendant in a putative class action suit in the Northern District of New York. The complaint alleges a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The complaint was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed.  Based on the nature of the allegations under this suit, we believe that the suit is without merit and we are defending against it vigorously. Accordingly, we have determined, based on the allegations and discovery to date in the suit, that no reserve for a loss contingency is required.  We are unable to reasonably estimate the possible loss or range of loss, if any, arising from the action.  Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our accrued insurance liabilities, we do not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 23, 2020, there were 558 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

(b)	Not applicable.
(c)

On July 23, 2020, we announced that our quarterly distribution was reduced from $0.60 per Common Unit to $0.30 per Common Unit effective for the distribution payable in respect of the third quarter of fiscal 2020.  This proactive step will reduce our annual cash requirements by approximately $75 million, and contribute to our efforts to accelerate debt reduction, further strengthen our balance sheet and enhance our financial flexibility to support our strategic growth initiatives.  On October 22, 2020, we announced that our Board of Supervisors declared a quarterly distribution of $0.30 per Common Unit for the first three months ended September 26, 2020.  This quarterly distribution rate equates to an annualized rate of $1.20 per Common Unit.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data as derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report.  All amounts in the tables below, except per unit data, are in thousands.

	Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018	September 30, 2017 (a)	September 24, 2016
Statement of Operations Data
Revenues	$1,107,897	$1,267,705	$1,344,413	$1,187,886	$1,046,111
Costs and expenses	967,627	1,116,851	1,181,587	1,059,291	956,811
(Loss) gain on sale of business (b)	—	—	(4,823)	—	9,769
Operating income	140,270	150,854	158,003	128,595	99,069
Other, net (c)	4,822	4,702	4,692	13,311	8,663
Interest expense, net	74,727	76,663	77,383	75,263	75,086
Loss on debt extinguishment (d)	109	—	—	1,567	292
(Benefit from) provision for income taxes	(146)	857	(606)	459	588
Net income	60,758	68,632	76,534	37,995	14,440
Net income per Common Unit - basic (e)	0.98	1.11	1.24	0.62	0.24
Net income per Common Unit - diluted (e)	0.97	1.10	1.24	0.62	0.24
Cash distributions declared per unit	$1.80	$2.40	$2.40	$3.26	$3.55

Balance Sheet Data
Cash and cash equivalents	$3,140	$2,441	$5,164	$2,789	$37,341
Current assets	115,958	123,440	157,768	139,493	147,299
Total assets	2,047,253	1,998,348	2,101,199	2,171,283	2,282,299
Current liabilities	244,516	216,130	219,038	210,366	205,054
Total debt	1,210,176	1,227,057	1,255,138	1,272,164	1,224,502
Total liabilities	1,684,872	1,574,518	1,607,375	1,618,301	1,574,068
Partners' capital - Common Unitholders	$388,157	$450,016	$518,494	$581,794	$754,063

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$209,354	$226,781	$210,412	$163,821	$158,954
Investing activities	(53,243)	(48,515)	(39,090)	(22,988)	(53,905)
Financing activities	$(155,412)	$(180,989)	$(168,947)	$(175,385)	$(220,046)

Other Data
Depreciation and amortization	$116,791	$120,872	$125,222	$127,938	$129,616
EBITDA (f)	252,130	267,024	278,533	241,655	219,730
Adjusted EBITDA (f)	253,672	275,032	283,046	243,045	223,043
Capital expenditures - maintenance and growth (g)	$32,498	$34,978	$32,902	$28,168	$38,375
Retail gallons sold
Propane	402,857	426,745	439,955	420,770	414,776
Fuel oil and refined fuels	26,039	29,817	31,045	30,895	30,878

(a)	Fiscal 2017 included 53 weeks of operations compared to 52 weeks in each of fiscal 2020, 2019, 2018 and 2016.
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

(c)

Pursuant to ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the line item Other, net included certain components of net periodic pension cost and net periodic postretirement cost.  Additionally, it included non-cash pension settlement charges of $1.1 million, $6.1 million and $2.0 million for fiscal 2020,

2017 and 2016, respectively, to accelerate the recognition of actuarial losses in our defined benefit pension plans as a result of the level of lump sum retirement benefit payments made.
(d)	We recognized a loss on debt extinguishment during the following periods:
•

On March 5, 2020 the Partnership and the Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $94.6 million, $113.5 million, $143.6 million, $162.6 million and $100.0 million was outstanding as of September 26, 2020, September 28, 2019, September 29, 2018, September 30, 2017, and September 24, 2016, respectively.  The Revolving Credit Facility matures on the earlier of (a) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes (unless the notes have been refinanced prior to such date) and (b) March 5, 2025.  At the time of the execution of the Credit Agreement, $183.9 million was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement.  The Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity, lower borrowing costs, and amend certain affirmative and negative covenants, including an increase to the maximum permitted Total Consolidated Leverage Ratio from 5.50x to 5.75x.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.  On March 3, 2016, we entered into a Second Amended and Restated Credit Agreement and we recognized a non-cash charge of $0.3 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

(e)

Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our 2009 and 2018 Restricted Unit Plans (which we collectively refer to as the “Restricted Unit Plans” or the “RUP”) to retirement-eligible grantees.  Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

	Year Ended
	September 26, 2020	September 28, 2019	September 29, 2018	September 30, 2017	September 24, 2016
Net income	$60,758	$68,632	$76,534	$37,995	$14,440
Add:
(Benefit from) provision for income taxes	(146)	857	(606)	459	588
Interest expense, net	74,727	76,663	77,383	75,263	75,086
Depreciation and amortization	116,791	120,872	125,222	127,938	129,616
EBITDA	252,130	267,024	278,533	241,655	219,730
Unrealized non-cash losses (gains) on changes in fair value of derivatives	382	8,008	(310)	(6,277)	1,190
Pension settlement charge	1,052	—	—	6,100	2,000
Loss on debt extinguishment	109	—	—	1,567	292
Loss (gain) on sale of business	—	—	4,823	—	(9,769)
Multi-employer pension plan withdrawal charge	—	—	—	—	6,600
Product liability settlement	—	—	—	—	3,000
Adjusted EBITDA	$253,673	$275,032	$283,046	$243,045	$223,043

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, and uncertainty about conditions that will prevail in the months ahead. Certain of our commercial and industrial customers have temporarily curtailed or suspended operations in light of the pandemic, many in response to temporary governmental measures seeking to manage the spread and impact of the COVID-19 virus.  We have seen a slowing in cash collections on outstanding accounts receivable as well, which we believe is in response to general economic conditions and uncertainty.  As a result, we experienced lower revenues in certain customer sectors, and we are closely monitoring credit and collections activities.  We took decisive action to adapt our business model and modify our operating protocols in order to help protect the health and safety of our employees, while ensuring seamless delivery of our essential services to the customers and communities we serve.  We have also seen restrictions on our ability to decline business or to enforce our collection rights with respect to certain customers who refuse to pay for or negotiate a payment plan for products or services rendered in certain states in which we operate.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.  We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to evaluate the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we navigate through fiscal 2021.

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

CARES Act

On March 27, 2020, Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide emergency economic assistance to those affected by COVID-19.  We are taking advantage of certain of the benefits offered under the CARES Act, including but not necessarily limited to:

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

Pension and Other Postretirement Benefits.  We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs.  We use the Society of Actuaries’ mortality scale (MP-2019) and other actuarial life expectancy information when developing the annual mortality assumptions for our pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.

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

Results of Operations and Financial Condition

Net income for fiscal 2020 was $60.8 million, or $0.98 per Common Unit, compared to $68.6 million, or $1.11 per Common Unit, in fiscal 2019.

Net income and EBITDA (as defined and reconciled below) for fiscal 2020 included a $1.1 million pension settlement charge and a $0.1 million loss on debt extinguishment.  Excluding the effects of the foregoing items and unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $253.7 million for fiscal 2020, compared to $275.0 million in the prior year.

Retail propane gallons sold in fiscal 2020 of 402.9 million gallons decreased 5.6% compared to the prior year, primarily due to warmer than normal weather conditions during the most critical months for heat-related demand.  While average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2020 were 10% warmer than normal and 4% warmer than the prior year, average temperatures during the peak demand months of December through February were 14% warmer than normal -- on par with the warmest temperatures on record.

Revenues for fiscal 2020 of $1,107.9 million decreased 12.6% compared to the prior year, primarily due to lower retail selling prices associated with lower wholesale costs, coupled with lower propane volumes sold.

Cost of products sold for fiscal 2020 of $383.0 million decreased 26.6% compared to the prior year, primarily due to lower wholesale costs and lower volumes sold.  Average propane prices (basis Mont Belvieu, Texas) decreased 27.9% compared to the prior year.  Cost of products sold for fiscal 2020 included a $0.4 million unrealized non-cash loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to an $8.0 million unrealized non-cash loss in fiscal 2019.  These unrealized items are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $467.9 million for fiscal 2020 decreased 1.3% compared to the prior year, primarily due to lower volume-related variable operating costs and lower variable compensation, partially offset by an increase in accruals for self-insured liabilities and other legal matters.

The unprecedented health and economic crisis from COVID-19 continues to represent a complex uncertainty, which has had a profound negative overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown resulting from governmental and voluntary measures instituted to mitigate the spread of the virus.  The areas of our business that have been impacted by the economic slowdown are:

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

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet and reduce our cash requirements, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through fiscal 2021, there remains significant uncertainty regarding the length of the economic slowdown and the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and our financial flexibility to be opportunistic for strategic growth initiatives.

In response, we developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to evaluate the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we progress through fiscal 2021.  Moreover, in the face of all of these challenges, we succeeded in accomplishing a number of significant goals in fiscal 2020 that will provide further support for our long-term strategic growth initiatives.  The following highlights a few accomplishments for fiscal 2020:

•	We made additional meaningful progress towards strengthening our balance sheet by reducing debt by $18.9 million with cash flows from operating activities;
•	We successfully refinanced our revolving credit facility which improved our cost of capital, further extended our debt maturities and increased our available borrowing capacity;
•	We acquired and successfully integrated two well-run propane businesses;
•

We made advancements in our efforts to advocate for the clean burning attributes of propane, while also making strategic investments in new technologies that can contribute to lowering greenhouse gas emissions.  More specifically,

o	we purchased a 39% equity interest in Oberon Fuels, a development-stage producer of a low-carbon transportation fuel which, when blended with propane can significantly reduce its carbon intensity;
o	we entered into a supply agreement to acquire renewable propane, produced entirely from renewal sources, such as waste fats and oils, to help meet customer demand for renewable energy solutions;
•	We extended our reach in certain strategic markets that were not previously served by our existing footprint;
•	We made further investments in new handheld technology for our drivers and service technicians to improve efficiency and enhance the customer experience; and
•

We partnered with a number of major regional food service brands to provide support to frontline healthcare workers in multiple locations throughout our operating footprint as part of our SuburbanCares pillar.

On July 23, 2020, we announced that our quarterly distribution was reduced from $0.60 per Common Unit to $0.30 per Common Unit effective for the distribution payable in respect of the third quarter of fiscal 2020.  This proactive step will reduce our annual cash requirements by approximately $75 million, and contribute to our efforts to accelerate debt reduction, further strengthen our balance sheet and enhance our financial flexibility to support our strategic growth initiatives.  On October 22, 2020, we announced that our Board of Supervisors declared a quarterly distribution of $0.30 per Common Unit for the three months ended September 26, 2020. This quarterly distribution rate equates to an annualized rate of $1.20 per Common Unit.  The distribution was paid on November 10, 2020 to Common Unitholders of record as of November 3, 2020.

As we look ahead to fiscal 2021, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $35.0 million; (ii) approximately $68.0 million of interest and income tax payments; and (iii) approximately $75.0 million of distributions to Unitholders, based on the current annualized rate of $1.20 per Common Unit.  Based on our liquidity position, which includes availability of funds under the Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenues

(Dollars and gallons in thousands)
	Fiscal	Fiscal		Percent
	2020	2019	(Decrease)	(Decrease)
Revenues
Propane	$955,143	$1,083,446	$(128,303)	(11.8)%
Fuel oil and refined fuels	75,039	92,084	(17,045)	(18.5)%
Natural gas and electricity	31,184	45,206	(14,022)	(31.0)%
All other	46,531	46,969	(438)	(0.9)%
Total revenues	$1,107,897	$1,267,705	$(159,808)	(12.6)%
Retail gallons sold
Propane	402,857	426,745	(23,888)	(5.6)%
Fuel oil and refined fuels	26,039	29,817	(3,778)	(12.7)%

Total revenues decreased $159.8 million, or 12.6%, to $1,107.9 million for fiscal 2020 compared to $1,267.7 million for the prior year, primarily due to lower volumes sold and lower average selling prices associated with lower wholesale costs.  As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2020 were 10% warmer than normal and 4% warmer than the prior year .  The warmer temperatures compared to the prior year were experienced throughout most of the fiscal 2020 heating season, with exceptionally warm temperatures occurring during December 2019 through February 2020 which are the most critical months for heat-related demand, with cooler temperatures only arriving for the less impactful third fiscal quarter.  Average temperatures during the months of December 2019 through February 2020 were 14% warmer than normal, which was comparable to the warmest temperatures on record for that period, and 7% warmer than the same period of the prior year.

Revenues from the distribution of propane and related activities of $955.1 million for fiscal 2020 decreased $128.3 million, or 11.8%, compared to $1,083.4 million for the prior year, primarily due to lower average retail selling prices associated with a decline in wholesale costs and lower volumes sold resulting from the negative impact of warmer weather on customer demand.  Average propane selling prices for fiscal 2020 decreased 6.3% compared to the prior year, resulting in a $63.9 million decrease in revenues.  Retail propane gallons sold in fiscal 2020 decreased 23.9 million gallons, or 5.6%, to 402.9 million gallons, resulting in a decrease in revenues of $60.4 million.  Included within the propane segment are revenues from risk management activities of $0.4 million for fiscal 2020, which decreased $4.0 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $75.0 million for fiscal 2020 decreased $17.0 million, or 18.5%, from $92.1 million for the prior year, primarily due to lower volumes sold resulting from the negative impact of warmer weather on customer demand and lower average selling prices associated with a decline in wholesale costs. Fuel oil and refined fuels gallons sold decreased 3.8 million gallons, or 12.7%, resulting in an $11.6 million decrease in revenues.  Average selling prices for fuel oil and refined fuels decreased 6.8%, resulting in a $5.4 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $14.0 million, or 31.0%, to $31.2 million in fiscal 2020 compared to $45.2 million in the prior year mainly due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission to reregulate this segment of our business (see Item 1), as well as lower usage due to warmer weather.

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	(Decrease)	(Decrease)
	2020	2019	Increase	Increase
Cost of products sold
Propane	$305,754	$418,265	$(112,511)	(26.9)%
Fuel oil and refined fuels	46,256	63,114	(16,858)	(26.7)%
Natural gas and electricity	17,269	27,024	(9,755)	(36.1)%
All other	13,672	13,585	87	0.6%
Total cost of products sold	$382,951	$521,988	$(139,037)	(26.6)%
As a percent of total revenues	34.6%	41.2%

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

From a commodity perspective, wholesale propane prices trended lower during the first half of the fiscal year and then stayed fairly range bound in the $0.45 to $0.55 per gallon range, basis Mont Belvieu, Texas. As of September 2020, propane inventory levels in the United States were 6% higher than at September 2019 and 13% above the 5-year average for September, as strong U.S. production outpaced domestic demand and exports.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2020 were approximately 28.0% lower than the prior year.  The net change in the fair value of derivative instruments during the fiscal year resulted in unrealized non-cash losses of $0.4 million and $8.0 million reported in cost of products sold in fiscal 2020 and 2019, respectively, resulting in a year-over-year decrease of $7.6 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $305.8 million for fiscal 2020 decreased $112.5 million, or 26.9%, compared to the prior year, primarily due to lower wholesale costs and lower volumes sold.  The decreases in average propane costs and propane volumes sold during fiscal 2020 resulted in decreases in cost of products sold of $77.2 million and $22.8 million, respectively.  Cost of products sold from risk management activities decreased $4.9 million compared to the prior year, primarily due to a lower notional amount of hedging contracts that were settled physically, as well as the $7.6 million difference in mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $46.3 million for fiscal 2020 decreased $16.9 million, or 26.7%, compared to the prior year, due to lower wholesale costs and lower volumes sold, which resulted in decreases in cost of products sold of $8.9 million and $8.0 million compared to the prior year, respectively.

Cost of products sold in our natural gas and electricity segment of $17.3 million for fiscal 2020 decreased $9.8 million, or 36.1%, compared to the prior year, primarily due to lower usage.

Total cost of products sold as a percent of total revenues decreased 6.6 percentage points to 34.6% in fiscal 2020 from 41.2% in the prior year, primarily due to the decline in wholesale costs outpacing the decline in average selling prices on a percentage basis, coupled with the impact of mark-to-mark adjustments on derivative instruments.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2020	2019	(Decrease)	(Decrease)
Operating expenses	$401,958	$402,957	$(999)	(0.2)%
As a percent of total revenues	36.3%	31.8%

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

Operating expenses of $402.0 million for fiscal 2020 decreased $1.0 million, or 0.2%, compared to $403.0 million in the prior year, primarily due to lower payroll and benefit-related costs and lower variable volume-related operating costs, offset to an extent by an increase in accruals for self-insured liabilities and other legal matters and higher vehicle lease costs.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses	$65,927	$71,034	$(5,107)	(7.2)%
As a percent of total revenues	6.0%	5.6%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $65.9 million for fiscal 2020 decreased $5.1 million, or 7.2%, compared to $71.0 million in the prior year, primarily due to lower variable compensation expenses attributable to lower earnings and lower professional services fees.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2020	2019	Decrease	Decrease
Depreciation and amortization	$116,791	$120,872	$(4,081)	(3.4)%
As a percent of total revenues	10.5%	9.5%

Depreciation and amortization expense of $116.8 million in fiscal 2020 decreased $4.1 million from $120.9 million in the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2020	2019	Decrease	Decrease
Interest expense, net	$74,727	$76,663	$(1,936)	(2.5)%
As a percent of total revenues	6.7%	6.0%

Net interest expense of $74.7 million for fiscal 2020 decreased $1.9 million from $76.7 million in the prior year, driven primarily by a decrease in benchmark interest rates on outstanding borrowings under our Revolving Credit Facility, and a lower average level of outstanding borrowings under that facility.  During fiscal 2020, we reduced total outstanding borrowings by $18.9 million with cash flows from operating activities.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2020, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs.

Net Income and Adjusted EBITDA

Net income for fiscal 2020 amounted to $60.8 million, or $0.98 per Common Unit, compared to $68.6 million, or $1.11 per Common Unit, in fiscal 2019. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2020 amounted to $252.1 million, compared to $267.0 million for fiscal 2019.

Net income and EBITDA for fiscal  2020 included (i) a $1.0 million pension settlement charge; and (ii) a loss on debt extinguishment of $0.1 million.  Excluding the effects of these items, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $253.7 million for fiscal 2020, compared to Adjusted EBITDA of $275.0 million for fiscal 2019.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 26,	September 28,
	2020	2019
Net income	$60,758	$68,632
Add:
(Benefit from) provision for income taxes	(146)	857
Interest expense, net	74,727	76,663
Depreciation and amortization	116,791	120,872
EBITDA	252,130	267,024
Unrealized non-cash losses on changes in fair value of derivatives	382	8,008
Pension settlement charge	1,051	—
Loss on debt extinguishment	109	—
Adjusted EBITDA	$253,672	$275,032

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	(Decrease)	(Decrease)
	2019	2018	Increase	Increase
Revenues
Propane	$1,083,446	$1,153,323	$(69,877)	(6.1)%
Fuel oil and refined fuels	92,084	91,520	564	0.6%
Natural gas and electricity	45,206	54,308	(9,102)	(16.8)%
All other	46,969	45,262	1,707	3.8%
Total revenues	$1,267,705	$1,344,413	$(76,708)	(5.7)%
Retail gallons sold
Propane	426,745	439,955	(13,210)	(3.0)%
Fuel oil and refined fuels	29,817	31,045	(1,228)	(4.0)%

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

From a commodity perspective, propane prices in the United States steadily decreased during most of fiscal 2019, reflecting higher U.S. propane inventory levels.  As of September 2019, inventory levels in the United States were 28% higher than at September 2018 and 9% higher than the 5-year average.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2019 were 32.8% and 3.9% lower than the prior year, respectively.  The net change in the fair value of derivative instruments during the period resulted in unrealized non-cash losses of $8.0 million and unrealized non-cash gains of $0.3 million reported in cost of products sold in fiscal 2019 and 2018, respectively, resulting in a year-over-year increase of $8.3 million in cost of products sold, all of which was reported in the propane segment.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2019 amounted to $68.6 million, or $1.11 per Common Unit, compared to $76.5 million, or $1.24 per Common Unit, in fiscal 2018. EBITDA for fiscal 2019 amounted to $267.0 million, compared to $278.5 million for fiscal 2018.

Net income and EBITDA for fiscal 2018 included a $4.8 million loss from the sale of certain assets and operations in a non-strategic market of the propane segment.  Excluding the effects of this item, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $275.0 million for fiscal 2019, compared to Adjusted EBITDA of $283.0 million for fiscal 2018.

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 28,	September 29,
	2019	2018
Net income	$68,632	$76,534
Add:
Provision for (benefit from) income taxes	857	(606)
Interest expense, net	76,663	77,383
Depreciation and amortization	120,872	125,222
EBITDA	267,024	278,533
Unrealized non-cash losses (gains) on changes in fair value of derivatives	8,008	(310)
Loss on sale of business	—	4,823
Adjusted EBITDA	$275,032	$283,046

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2020 amounted to $209.4 million, a decrease of $17.4 million compared to the prior year.  The decrease was primarily attributable to lower earnings (discussed above), adjusted for the non-cash items included in net income.

Investing Activities. Net cash used in investing activities of $53.2 million for fiscal 2020 consisted of capital expenditures of $32.5 million (including $19.1 million to support the growth of operations and $13.4 million for maintenance expenditures), $25.6 million used in the acquisition of two retail propane businesses and to purchase a minority stake in Oberon Fuels, Inc. (see Part IV, Note 4 of this Annual Report in relation to these transactions), partially offset by $4.9 million in net proceeds from the sale of property, plant and equipment.

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

Financing Activities. Net cash used in financing activities for fiscal 2020 of $155.4 million reflected the quarterly distribution to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2019 and the first two quarters of fiscal 2020, the quarterly distribution at a rate of $0.30 per Common Unit paid in respect of the third quarter of fiscal 2020, net repayments of borrowings under the Revolving Credit Facility of $18.9 million, $2.7 million of debt issuance costs associated with the new Credit Agreement (see Part IV, Note 10 of this Annual Report) and other financing activities of $3.6 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 26, 2020, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $94.6 million outstanding under our Revolving Credit Facility.  During fiscal 2020, we repaid $18.9 million under our Revolving Credit Facility with cash flows from operating activities.  See Part IV, Note 10 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 26, 2020 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $619.6 million; fiscal 2025: $250.0 million; and thereafter: $350.0 million.

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

 Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  We made contribution payments to the defined benefit pension plan of $3.8 million, $5.4 million and $4.8 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  As of September 26, 2020 and September 28, 2019, the plan’s projected benefit obligation exceeded the fair value of plan assets by $35.2 million and $34.6 million, respectively.  The net liability recognized in the consolidated financial statements for the defined benefit pension plan increased by $0.6 million during fiscal 2020, which was primarily attributable to the decrease in the discount rate used to measure the benefit obligation.  During fiscal 2021, we expect to contribute approximately $6.3 million to the defined benefit pension plan in the form of a minimum funding requirement.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  For purposes of measuring the projected benefit obligation as of September 26, 2020 and September 28, 2019, we used a discount rate of 2.125% and 2.875%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.  With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

During fiscal 2020, lump sum pension settlement payments of $3.6 million exceeded the interest and service cost components of the net periodic pension cost of $2.7 million.  As a result, we recorded a non-cash settlement charge of $1.1 million during fiscal 2020 in order to accelerate recognition of a portion of cumulative unamortized losses.  During fiscal 2019 and fiscal 2018, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in those fiscal years.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 26, 2020:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2026 and
	2021	2022	2023	2024	2025	thereafter
Long-term debt obligations	$—	$—	$—	$619,600	$250,000	$350,000
Interest payments	67,423	67,039	67,039	65,157	27,750	30,844
Operating lease obligations (a)	32,961	29,904	24,812	18,893	14,431	26,487
Self-insurance obligations (b)	16,653	15,681	10,485	6,732	3,440	17,885
Pension contributions (c)	6,250	9,300	8,200	10,500	7,400	30,600
Other contractual obligations (d)	7,204	8,116	5,774	1,454	984	11,379
Total	$130,491	$130,040	$116,310	$722,336	$304,005	$467,195

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.6 million, $3.5 million, $3.0 million, $1.7 million, $0.9 million and $4.9 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	Amounts represent estimated minimum funding requirements for our pension plan.
(d)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $63.1 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2021.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 64% of our vehicle fleet, approximately 26% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $31.9 million, $31.3 million and $30.1 million for fiscal 2020, 2019 and 2018, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 26, 2020 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2028, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $25.2 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 26, 2020 and September 28, 2019.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps have been designated as a cash flow hedge.  Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 26, 2020, we were not party to any interest rate swap agreement.

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

A.	The fair value of open positions as of September 26, 2020.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 26, 2020 indicates an increase in potential future net losses of $1.4 million.  See also Item 7A of this Annual Report.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2020
Revenues	$333,878	$401,055	$206,906	$166,058	$1,107,897
Costs of products sold	118,600	150,118	59,689	54,544	382,951
Operating income (loss)	59,854	97,625	4,880	(22,089)	140,270
Loss on debt extinguishment (a)	—	109	—	—	109
Net income (loss)	40,163	77,361	(15,578)	(41,188)	60,758
Net income (loss) per Common Unit - basic (b)	$0.65	$1.24	$(0.25)	$(0.66)	$0.98
Net income (loss) per Common Unit - diluted (b)	$0.64	$1.23	$(0.25)	$(0.66)	$0.97

Cash provided by (used in):
Operating activities	15,612	75,707	77,665	40,370	209,354
Investing activities	(33,226)	(6,880)	(5,465)	(7,672)	(53,243)
Financing activities	21,090	(69,549)	(73,209)	(33,744)	(155,412)
EBITDA (c)	$88,150	$125,825	$32,155	$6,000	$252,130
Adjusted EBITDA (c)	$85,374	$130,648	$32,194	$5,456	$253,672
Retail gallons sold
Propane	121,151	145,098	75,383	61,225	402,857
Fuel oil and refined fuels	8,437	10,120	4,797	2,685	26,039

Fiscal 2019
Revenues	$377,104	$504,377	$214,212	$172,012	$1,267,705
Costs of products sold	182,585	201,522	78,596	59,285	521,988
Operating income (loss)	48,534	142,090	(8,784)	(30,986)	150,854
Net income (loss)	27,719	121,016	(29,041)	(51,062)	68,632
Net income (loss) per Common Unit - basic (b)	$0.45	$1.96	$(0.47)	$(0.82)	$1.11
Net income (loss) per Common Unit - diluted (b)	$0.45	$1.94	$(0.47)	$(0.82)	$1.10

Cash provided by (used in):
Operating activities	7,343	93,901	64,859	60,678	226,781
Investing activities	(5,829)	(18,203)	(14,489)	(9,994)	(48,515)
Financing activities	(90)	(76,358)	(53,800)	(50,741)	(180,989)
EBITDA (c)	$77,429	$171,538	$20,191	$(2,134)	$267,024
Adjusted EBITDA (c)	$93,340	$163,017	$20,053	$(1,378)	$275,032
Retail gallons sold
Propane	124,053	165,241	73,785	63,666	426,745
Fuel oil and refined fuels	9,136	13,240	4,331	3,110	29,817

(a)

During the second quarter of fiscal 2020, we entered into a Third Amended and Restated Credit Agreement that provides for a five-year $500.0 million revolving credit facility.  In connection with this amendment, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2020
Net income (loss)	$40,163	$77,361	$(15,578)	$(41,188)	$60,758
Add:
(Benefit from) provision for income taxes	(359)	—	106	107	(146)
Interest expense, net	19,072	19,176	18,474	18,005	74,727
Depreciation and amortization	29,274	29,288	29,153	29,076	116,791
EBITDA	88,150	125,825	32,155	6,000	252,130
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(2,776)	4,714	(861)	(695)	382
Loss on debt extinguishment	—	109	—	—	109
Pension settlement charge	—	—	900	151	1,051
Adjusted EBITDA	$85,374	$130,648	$32,194	$5,456	$253,672

Fiscal 2019
Net income (loss)	$27,719	$121,016	$(29,041)	$(51,062)	$68,632
Add:
Provision for income taxes	151	252	175	279	857
Interest expense, net	19,488	19,647	18,906	18,622	76,663
Depreciation and amortization	30,071	30,623	30,151	30,027	120,872
EBITDA	77,429	171,538	20,191	(2,134)	267,024
Unrealized non-cash losses (gains) on changes in fair value of derivatives	15,911	(8,521)	(138)	756	8,008
Adjusted EBITDA	$93,340	$163,017	$20,053	$(1,378)	$275,032

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 26, 2020.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 26, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 26, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 26, 2020. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 26, 2020, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 25, 2020 on the effectiveness of our internal control over financial reporting, which is included herein.

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

At its regular meeting held on November 11, 2020, the Partnership’s Board of Supervisors unanimously elected Matthew J. Chanin, as its new Chairman effective January 1, 2021.  Mr. Logan, the current Chairman, is an original member of the Board since the Partnership’s initial public offering in 1996 and he will continue to serve in the capacity as Supervisor on the Board of Supervisors, and remain a member of the Nominating/Governance and Compensation Committees.  Mr. Logan made the decision to relinquish the role at this time in order to facilitate an effective transition of leadership on the Board.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 25, 2020.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	51	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	50	Chief Financial Officer & Chief Accounting Officer
Steven C. Boyd	56	Chief Operating Officer
Douglas T. Brinkworth	59	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	55	Senior Vice President – Information Services
Daniel S. Bloomstein	47	Vice President and Controller
A. Davin D’Ambrosio	56	Vice President and Treasurer
Bryon L. Koepke	48	Vice President – General Counsel and Secretary
Keith P. Onderdonk	56	Vice President – Operational Support
Michael A. Schueler	54	Vice President – Product Supply
Francesca Cleffi	50	Vice President – Human Resources
Harold R. Logan, Jr.	76	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	90	Member of the Board of Supervisors
Jane Swift	55	Member of the Board of Supervisors
Lawrence C. Caldwell	74	Member of the Board of Supervisors
Matthew J. Chanin	66	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Terence J. Connors	66	Member of the Board of Supervisors (Chairman of the Audit Committee)
William M. Landuyt	65	Member of the Board of Supervisors

Mr. Stivala has served as our President since April 2014 and as our Chief Executive Officer since September 2014.  Mr. Stivala has served as a Supervisor since November 2014.  From November 2009 until March 2014, he was our Chief Financial Officer, and, before that, our Chief Financial Officer and Chief Accounting Officer since October 2007.  Prior to, that he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001.  Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice.  Mr. Stivala currently serves on the Board of Directors of Oberon Fuels, Inc., in which we currently own a 39% equity stake.   In addition, Mr. Stivala is a member of the Regional Council of the New Jersey Region of the American Red Cross and a member of the Global Industry Council of the World LPG Association.

Mr. Stivala’s qualifications to sit on our Board include his nineteen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

Mr. Kuglin has served as our Chief Financial Officer & Chief Accounting Officer since September 2014 and was our Vice President – Finance and Chief Accounting Officer from April 2014 through September 2014.  Prior to that, he served as our Vice President and Chief Accounting Officer since November 2011, our Controller and Chief Accounting Officer since November 2009 and our Controller since October 2007.  For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider.  Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently as Manager in the Assurance practice.  Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Mr. Brinkworth has served as our Senior Vice President – Product Supply, Purchasing & Logistics since April 2014 and was previously our Vice President – Product Supply (formerly Vice President – Supply) since May 2005. Mr. Brinkworth joined the Partnership in April 1997 after a nine-year career with Goldman Sachs and, since joining the Partnership, has served in various positions in the product supply area.

Mr. Scanlon became our Senior Vice President – Information Services in April 2014, after serving as our Vice President – Information Services since November 2008.  Prior to that, he served as our Assistant Vice President – Information Services since November 2007, Managing Director – Information Services from November 2002 to November 2007 and Director – Information Services from April 1997 until November 2002.  Prior to joining the Partnership, Mr. Scanlon spent several years with JP Morgan & Co., most recently as Vice President – Corporate Systems and earlier held several positions with Andersen Consulting, an international systems consulting firm, most recently as Manager.

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

Ms. Cleffi has served as our Vice President – Human Resources since November 2020.  Prior to that appointment she served as our Managing Director – Human Resources since June 2020 and before that she served as our Managing Director – Compensation, Talent Management and Operational Human Resources since October 2017.  Prior to that, Ms. Cleffi served as our Director – Compensation and Talent Management from October 2007 to October 2017.  Ms. Cleffi joined the Partnership in October 1992 and has held various positions in the Human Resources area since that time.

Mr. D’Ambrosio has served as our Treasurer since November 2002 and was promoted to Vice President in October 2007.  He served as our Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000.  Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Koepke became our Vice President – General Counsel and Secretary in October 2019, after serving as our Vice President – Deputy General Counsel and Assistant Secretary since March 2019.  For the nineteen years prior to joining the Partnership, Mr. Koepke served several years as senior in-house legal counsel for Avis Budget Group, Inc. and Caterpillar Inc. and as a senior attorney for the U.S. Securities and Exchange Commission.

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

Mr. Stookey has served as a Supervisor since March 1996.  He was Chairman of the Board of Supervisors from March 1996 through January 2007.  From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum Chemical Corporation, a predecessor of the Partnership.  He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc, a global diversified industrial conglomerate, in September 1993 until October 1995, at which time he retired.  Since then, Mr. Stookey has served as a trustee of a number of non-profit organizations, including founding and serving as non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to training inner city individuals to become computer and software technicians), The Berkshire Choral Festival and also currently serves on the Board of Directors and Audit Committee of The Berkshire Taconic Community Foundation, the Board of Directors of The Clark Foundation and The Robert Sterling Clark Foundation and as a Life Trustee of the Boston Symphony Orchestra. Mr. Stookey has served as a director of ten New York Stock Exchange-listed companies and 18 private companies throughout his career.

Mr. Stookey’s qualifications to sit on our Board include his extensive experience as Chief Executive Officer of four corporations (including a predecessor of the Partnership) and his many years of service as a director of publicly-owned corporations and non-profit organizations.

Ms. Swift has served as a Supervisor since April 2007.  In July 2019, Ms. Swift was appointed President and Executive Director of LearnLaunch Institute, a not-for-profit educational institution in Boston, Massachusetts.  From January 2018 through February 2019, Ms. Swift served as Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence.  From August 2011 through April 2017, Ms. Swift served as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, she served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, Ms. Swift founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001. Ms. Swift also provides consulting services to various clients, including Whiteboard Advisors, a leading education research, consulting and communications firm in the United States.  She has previously served on the boards of K12, Inc., Animated Speech Company, The Young Writers Project, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning.  Ms. Swift currently serves on the boards of two privately held companies, Academic Programs International in Austin, Texas and Climb Credit, Inc. in Brooklyn, New York.  Ms. Swift also currently serves on several not-for-profit and advisory boards, including School of Leadership Afghanistan; and Vote, Run, Lead.

Ms. Swift’s qualifications to sit on our Board include her strong skills in public policy and government relations and her extensive knowledge of regulatory matters arising from her fifteen years in state government.

Mr. Caldwell has served as a Supervisor since November 2012. He was a Co-Founder of New Canaan Investments, Inc. (“NCI”), a private equity investment firm, where he was one of three senior officers of the firm from 1988 to 2005. NCI was an active “fix and build” investor in packaging, chemicals, and automotive components companies. Mr. Caldwell held a number of board directorships and senior management positions in these companies until he retired in 2005. The largest of these companies was Kerr Group, Inc., a plastic closure and bottle company where Mr. Caldwell served as Director for eight years and Chief Financial Officer for six years. From 1985 to 1988, Mr. Caldwell was head of acquisitions for Moore McCormack Resources, Inc., an oil and gas exploration, shipping, and construction materials company. Mr. Caldwell also currently serves on the Board of Trustees and as Chairman of the Investment Committee of Historic Deerfield, and on the Board of Directors of the Leventhal Map Center; both of which non-profit institutions focus on enriching educational programs for K-12 children locally and nationwide.

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

Mr. Connors has served as a Supervisor since January 2017.  Mr. Connors retired in September 2015 from KPMG LLP after nearly forty years in public accounting. Prior to joining KPMG in 2002 he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. At KPMG he was a professional practice partner, SEC Reviewing Partner and was elected to serve as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Mr. Connors currently serves as a director and audit committee chairman of FS Credit Real Estate Income Trust, Inc., a commercial mortgage nontraded real estate investment trust, and AdaptHealth Corp., a leading provider of home healthcare equipment and services in the United States.  He previously served as a director and audit committee chairman of Cardone Industries, Inc., one of the largest privately-held automotive parts remanufacturers in the world.

Mr. Connors’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his extensive experience as a lead audit partner for numerous public companies across a variety of industries, which enables him to provide helpful insights to the Board in connection with its oversight of financial, accounting and internal control matters.

Mr. Landuyt has served as a Supervisor since January 1, 2017.  Since 2003, Mr. Landuyt has served as a Managing Director at Charterhouse Strategic Partners, LLC, and its predecessors (“Charterhouse”), private equity firms with a focus on build-ups, management buyouts, and growth capital investments primarily in the business services and healthcare services sectors, and has served on the Boards of Directors of a number of portfolio companies of those firms.  From 1996 to 2003, Mr. Landuyt served as Chairman of the Board, President and Chief Executive Officer of Millennium Chemicals, Inc. (“Millennium”), and from 1983 to 1996 he served as Finance Director of Hanson plc and several other senior executive positions with Hanson Industries, the U.S. subsidiary of Hanson plc (collectively, “Hanson,”), including Vice President and Chief Financial Officer and ultimately Director, President and Chief Executive Officer.  Hanson and Millennium were both previous owners of the Partnership or its predecessor through 1996 and 1999, respectively.  He joined Hanson after spending six years as a Certified Public Accountant and auditor at Price Waterhouse & Co., where he rose to the position of Senior Manager.  Mr. Landuyt has previously served on the Boards of Directors (including their Audit and Compensation Committees) of public companies, including Bethlehem Steel Corp., MxEnergy Holdings, Inc., a leading retail marketer of natural gas and electricity contracts, and Top Image Systems, Inc.  Mr. Landuyt is also the Co-Founder and Executive Director of Celtic Charms, Inc., a non-profit therapeutic horsemanship center serving people with physical and cognitive disabilities and disorders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC.  Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file.  Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2020.

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

During fiscal 2020, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11 below.

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

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2019, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial Officer and Chief Accounting Officer
Steven C. Boyd	Chief Operating Officer
Douglas T. Brinkworth	Senior Vice President, Product Supply, Purchasing and Logistics
Neil E. Scanlon	Senior Vice President, Information Services

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

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of restricted units under the Partnership’s Restricted Unit Plans and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance, and individual performance.  When recommending individual pay adjustments for the executive officers, our President and Chief Executive Officer presents the Committee with information comparing each executive officer’s current compensation to the mean compensation figures for comparable positions included in benchmarking data utilized by the Committee.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 1,948 organizations and approximately 1,551 positions that may or may not include similarly-sized national propane marketers.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership.  There was no formal consultancy role played by Mercer.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer benchmarking database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resources consulting firm, in developing compensation packages for each of our named executive officers.  During fiscal 2019, the Committee engaged WTW to provide current benchmarking recommendations for each of our executive officers.  These recommendations were reviewed by the Committee to evaluate and approve compensation packages for each of our named executive officers for fiscal 2020.  WTW benchmarked the base salaries and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States.

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

The Annual Compensation Decision Making Process

Fiscal 2020 Committee Meetings

The Committee usually holds three regularly-scheduled meetings during the fiscal year:  one in October or November, one in January and one in July, and may meet at other times during the year as warranted.  During fiscal 2020, the Committee chose to meet in November and July as a result of there being no compensation-related business to discuss in January.  The Committee finalized the fiscal 2020 compensation packages for each of our named executive officers at its November 12, 2019 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each executive officer’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive’s compensation package for fiscal 2020.  The Committee considered a number of factors in establishing the fiscal 2020 executive compensation packages; including, but not limited to, experience, scope of responsibility and individual performance.

Prior to making its decisions regarding each named executive officer’s fiscal 2020 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year.  At that time, “total cash compensation opportunity” consisted of base salary, an annual cash bonus, a cash settled long-term incentive, and distribution equivalent rights payments.  The Committee then compared each named executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the recommendations provided by WTW.  In summary, in approving the fiscal 2020 compensation packages for our named executive officers, the Committee based its final decisions on both the information contained in the Mercer benchmarking database and, in particular, on recommendations made by WTW.

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

As previously stated, the Committee reviewed benchmarking data from Mercer and WTW for comparison.  This benchmarking data is just one of a number of factors considered by the Committee, but, in some cases, is not necessarily the most persuasive factor.  The Committee compared total cash compensation opportunities, comprising base salary, annual cash bonuses, cash settled long-term incentives and distribution equivalent rights payments, as well as total direct compensation (which includes grants under our Restricted Unit Plans) to the total mean cash compensation opportunity and total direct compensation opportunity for the parallel position in the Mercer benchmarking database, and to the recommendations provided by WTW.

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

The compensation packages of the named executive officers of Ferrellgas Partners, L.P. and AmeriGas Partners, L.P. were included in the benchmarking studies provided by WTW for fiscal 2020 and fiscal 2018 and was reviewed by the Committee as part of its decision-making process in establishing executive compensation for fiscal 2020, fiscal 2019, and fiscal 2018.

Risk Mitigation Policies

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy, as amended on November 11, 2015 and November 13, 2018, which established guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain.

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2020:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2020 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

The Partnership also maintains a policy that prohibits our executive officers and our Board of Supervisors from engaging in insider trading or buying or selling hedging or derivative securities that are designed to hedge or offset any decrease in the market value of the Partnership’s equity securities.

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

    measurement period and other

    qualitative factors

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
•

Providing our named executive officers with restricted units in order to encourage the retention of the participating executive officers and to align their interests with those of our Unitholders by offering an opportunity to increase their equity ownership in the Partnership, while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units; and

•	Providing our named executive officers with distribution equivalent rights to encourage behaviors conducive to distribution sustainability and growth.

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, cash bonus, cash-settled long-term incentives, and distribution equivalent rights payments.  In addition to the total cash compensation opportunity, each named executive officer is eligible to receive grants of restricted units under our Restricted Unit Plans which, when combined with the total cash compensation opportunity, represents the “total direct compensation opportunity.”  This “mix” varies depending on his or her position.  The base salary for each executive officer is the only fixed component of compensation, and the Restricted Unit Plan awards are the only non-cash compensation component.  All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, the Committee considers it crucial to emphasize the performance-based elements of the total cash compensation opportunities provided to them.  Therefore, during fiscal 2020, at least 46% of the total cash compensation opportunity for our named executive officers was performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2020, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan grants each as a percentage of the total direct compensation opportunity for fiscal 2020:

Name	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	35%	35%	17%	13%	65%	35%
Michael A. Kuglin	39%	31%	16%	14%	64%	36%
Steven C. Boyd	39%	31%	16%	14%	64%	36%
Douglas T. Brinkworth	39%	31%	16%	14%	63%	37%
Neil E. Scanlon	39%	31%	15%	15%	62%	38%

Components of Compensation

Base Salary

Consistent with what has come to be the Committee’s informal policy of only considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment), at its November 12, 2019 meeting, the Committee approved new fiscal 2020 base salaries for our named executive officers.

The following base salaries were in effect during fiscal 2020 and fiscal 2019 for our named executive officers:

Name	Fiscal 2020 Base Salary	Fiscal 2019 Base Salary
Michael A. Stivala	$600,000	$550,000
Michael A. Kuglin	$400,000	$365,000
Steven C. Boyd	$400,000	$365,000
Douglas T. Brinkworth	$360,000	$335,000
Neil E. Scanlon	$320,000	$300,000

The base salaries paid to our named executive officers in fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “Salary” in the Summary Compensation Table below.

In accordance with the Committee’s informal policy of considering executive pay increases every other year, at its November 10, 2020 meeting, the Committee determined that the fiscal 2021 base salaries of our named executive officers will remain the same as in fiscal 2020.

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

The annual cash bonus plan contains two separate measurement components as follows:

•	Performance-based component in which Actual Adjusted EBITDA is compared to Budgeted EBITDA; and,
•

Scorecard-based component in which up to 35% of the target cash bonus may be awarded by the Committee, as an enhancement to the performance-based component, based on their evaluation of several qualitative scorecard items that include the following: key safety statistics compared to the prior year, customer base trends compared to the prior year, Actual Adjusted EBITDA compared to the prior year, distributable cash flow compared to the prior year, and, in the case of our named executive officers, achievement of corporate and individual goals.  The Committee uses its discretion regarding how much weight to place on any one, or several, of the qualitative scorecard items in determining the amount, if any, of the scorecard-based component to award in any fiscal year.

The following table sets forth the percentages of target cash bonuses participants will earn under the performance-based component of the annual cash bonus plan at various levels of Adjusted EBITDA in relation to Budgeted EBITDA:

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

Fiscal 2020 Annual Cash Bonus

For fiscal 2020, our Budgeted EBITDA was $285 million.  Our Actual Adjusted EBITDA was such that each of our executive officers earned 77% of his or her target cash bonus for the performance-based component of the annual cash bonus plan.  During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 94% and 101% of his target cash bonus for fiscal 2019 and fiscal 2018, respectively.  Additionally, for fiscal 2020, fiscal 2019 and fiscal 2018, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 0%, 0% and 10%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan.  Accordingly, based on the performance of the Partnership, and the named executive officers, in fiscal 2021, 77% of target cash bonuses will be paid out in relation to fiscal 2020, in fiscal 2020, 94% of target cash bonuses were paid out in relation to fiscal 2019 and in fiscal 2019, 111% of target cash bonuses were paid out in relation to fiscal 2018.

The fiscal 2020 target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2020 are summarized as follows:

Name	Fiscal 2020 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2020 Target Cash Bonus	Fiscal 2020 Actual Cash Bonus Earned at 77%
Michael A. Stivala	100%	$600,000	$462,000
Michael A. Kuglin	80%	$320,000	$246,400
Steven C. Boyd	80%	$320,000	$246,400
Douglas T. Brinkworth	80%	$288,000	$221,760
Neil E. Scanlon	80%	$256,000	$197,120

The Use of Discretion

The Committee retains the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted.  The Committee has not exercised this authority since fiscal 2017.

If the Committee were to exercise its discretionary authority, any such discretionary bonuses provided to our named executive officers would be reported in the column titled “Bonus” in the Summary Compensation table below.  The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At its November 10, 2020 meeting, the Committee approved the following fiscal 2021 target cash bonus opportunities for our named executive officers:

Name	Fiscal 2021 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2021 Target Cash Bonus
Michael A. Stivala	100%	$600,000
Michael A. Kuglin	80%	$320,000
Steven C. Boyd	80%	$320,000
Douglas T. Brinkworth	80%	$288,000
Neil E. Scanlon	80%	$256,000

Long-Term Incentive Plan

To complement the annual cash bonus plan, which focuses on our short-term performance goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals.  Under the LTIP, performance is assessed over a three-year measurement period and, as such, at the beginning of each fiscal year, there are three active award cycles.  For example, at the beginning of fiscal 2020 the active award cycles include:  the fiscal 2018 award, which started at the beginning of fiscal 2018 and ended at the conclusion of fiscal 2020; the fiscal 2019 award, which started at the beginning of fiscal 2019 and will end at the conclusion of fiscal 2021; and the fiscal 2020 award, which started at the beginning of fiscal 2020 and will end at the conclusion of fiscal 2022.  Each of these award cycles were granted pursuant to the provisions of the 2014 Long-Term Incentive Plan (the “2014 LTIP”), and performance will be measured based on the level of our distribution coverage ratio over the respective three-year measurement period (“Distribution Coverage Ratio”), as further described below.  At its July 21, 2020 meeting, the Committee re-evaluated the performance criteria of the 2014 LTIP, and authorized a benchmarking study of long-term incentive compensation plan design and performance measures to be performed by WTW in order to ensure that the LTIP continues to be competitive with market practices, and that the performance measures continue to promote behaviors to support the long-term growth and sustainability of the Partnership.  At its November 10, 2020 meeting, the Committee adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) to replace the 2014 LTIP for future award cycles that begin with the fiscal 2021 award.  The 2014 LTIP will continue to be operative for the two outstanding award cycles at the beginning of fiscal 2021 (i.e., the fiscal 2019 and 2020 awards, which will end at the conclusion of fiscal years 2021 and 2022, respectively).  For purposes of the 2021 LTIP, performance will be evaluated using two separate measurement components:  (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period (the “Distributable Cash Flow Component”); and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Committee, over the three-year measurement period (the “Operating/Strategic Objectives Component”), as further described below.

Performance Condition for 2014 LTIP

Under the 2014 LTIP, performance is assessed based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”).  This ratio will be calculated (as shown below) by dividing our Average Distributable Cash Flow generated during an outstanding award’s three-year measurement period by a Baseline Cash Flow set on the initial grant date of the award (i.e., the beginning of the award cycle’s three-year measurement period), as follows:

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

The following table summarizes the performance targets and associated level of vesting, based on the achievement level of the Distribution Coverage Ratio, for the fiscal 2018 and fiscal 2019 awards.

Distribution Coverage Ratio	% of Award Earned
1.25 or higher (Maximum)	150%
1.10 (Target)	100%
1.00 (Entry)	50%
Less than 1.00	0%

For every additional 0.01 increase in the Distribution Coverage Ratio, an additional 3.3% of the award will be earned.  Between target and maximum performance, awards will be earned according to the following schedule:

Distribution Coverage Ratio	% of Award Earned
1.25 or higher	150.0%
1.24	146.7%
1.23	143.3%
1.22	140.0%
1.21	136.7%
1.20	133.3%
1.19	130.0%
1.18	126.7%
1.17	123.3%
1.16	120.0%
1.15	116.7%
1.14	113.3%
1.13	110.0%
1.12	106.7%
1.11	103.3%
1.10	100.0%

At its November 12, 2019 meeting, the Committee re-evaluated the 2014 LTIP to ensure that the plan provides the opportunity to earn an incentive that is challenging, yet reasonably attainable.  With that in mind, the Committee increased the distribution coverage ratios at which target and maximum payout levels can be earned under the 2014 LTIP.  The following table summarizes the performance targets and associated level of vesting, based on the achievement of the Distribution Coverage Ratio to which the fiscal 2020 award is subject.

Distribution Coverage Ratio	% of Award Earned
1.50 or higher (Maximum)	150%
1.20 (Target)	100%
1.00 (Entry)	50%
Less than 1.00	0%

For every additional 0.01 increase in the Distribution Coverage Ratio, an additional 2% of the award will be earned.  Between target and maximum performance, awards will be earned according to the following schedule:

Distribution Coverage Ratio	% of Award Earned	Distribution Coverage Ratio	% of Award Earned
1.50 or higher	150.0%	1.34	118.0%
1.49	148.0%	1.33	116.0%
1.48	146.0%	1.32	114.0%
1.47	144.0%	1.31	112.0%
1.46	142.0%	1.30	110.0%
1.45	140.0%	1.29	108.0%
1.44	138.0%	1.28	106.0%
1.43	136.0%	1.27	104.0%
1.42	134.0%	1.26	102.0%
1.41	132.0%	1.25	100.0%
1.40	130.0%
1.39	128.0%
1.38	126.0%
1.37	124.0%
1.36	122.0%
1.35	120.0%

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s salary.  In accordance with the terms of the 2014 LTIP and the 2021 LTIP, at the beginning of each three-year measurement period, the number of each named executive officer’s unvested LTIP phantom unit award is calculated by dividing his target LTIP amount (representing 50% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.

Cash Payments

For awards granted under the 2014 LTIP and 2021 LTIP, our named executive officers, as well as the other LTIP participants

(all of whom are key employees), will, at the end of the three-year measurement period, receive cash payments equal to: (i) the quantity of the participant’s unvested phantom units that become vested phantom units at the conclusion of the three-year measurement period based on the applicable percentage earned under the respective plan multiplied by;  (ii) the average of the closing prices of our Common Units for the twenty days preceding the conclusion of the three-year measurement period, plus the sum of the distributions that would have inured to one of our outstanding Common Units during the three-year measurement period.

Vesting of the Fiscal 2018 LTIP Award

The three-year measurement period of the fiscal 2018 award ended simultaneously with the conclusion of fiscal 2020.  The Partnership’s Distribution Coverage Ratio was such that the participants, including our named executive officers, earned 150% of their target payment amounts.

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55.  A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2020.

Outstanding Awards under the 2014 LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2020 and fiscal 2019 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2022 for the fiscal 2020 award and at the end of fiscal 2021 for the fiscal 2019 award):

Name	Fiscal 2020 Award	Fiscal 2019 Award
Michael A. Stivala	12,650	11,928
Michael A. Kuglin	6,747	6,333
Steven C. Boyd	6,747	6,333
Douglas T. Brinkworth	6,072	5,812
Neil E. Scanlon	5,397	5,205

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Performance Conditions for the 2021 LTIP

Based on the recommendations by WTW in the benchmarking study, the Committee established a two-component performance metric for 2021 LTIP awards granted subsequent to fiscal 2020, as follows:

•	75% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•	25% based on the achievement of certain Operating and Strategic Objectives (as determined by the Committee for each award cycle)

When approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale for the 75% component of the plan that will measure the Average Distributable Cash Flow for the three-

year measurement period.  The target threshold for each fiscal year’s award cycle will represent a level of Average Distributable Cash Flow that reflects approximately 5% growth compared to a baseline distributable cash flow, or some other target threshold, as determined by the Committee.  The following table illustrates the potential payout percentages associated with various levels of Average Distributable Cash Flow for the three-year measurement period of the fiscal 2021 award:

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	215,000	150%
	213,000	145%
	211,000	140%
	209,000	135%
	207,000	130%
	205,000	125%
	203,000	120%
	201,000	115%
	199,000	110%
	197,000	105%
Target Threshold	195,000	100%
	191,000	95%
	187,000	90%
	183,000	85%
	179,000	80%
	175,000	75%
	171,000	70%
	167,000	65%
	163,000	60%
	159,000	55%
	155,000	50%

The Committee will also establish specific Operating and Strategic Objectives for the 25% component of the plan that will measure the Partnership’s performance in achieving such Operating/Strategic Objectives for the three-year measurement period.  At the end of the three-year measurement period, the Committee will evaluate the Partnership’s performance compared to the Operating/Strategic Objectives set at the beginning of the three-year measurement period to determine the amount, if any, of the Operating/Strategic Objectives Component to award.  The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2021 award:

1.	Achievement of Target Consolidated Leverage Ratio between 3.5x and 4.0x
2.	Customer Base Growth
3.	Advancements in the Partnership’s Go Green Initiative and Other Strategic Growth Initiatives

The Committee will use its discretion regarding how much weight to place on any one, or several, of the Operating/Strategic Objectives in determining the amount to award, if any, of the 25% Operating/Strategic Objectives Component as follows:

Percentage of Operating/Strategic Objectives Component Earned
Maximum Threshold	150%
125%
Target Threshold	100%
75%
Minimum Threshold	50%

At its meeting on November 10, 2020, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2021.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2023).

Name	Fiscal 2021 Award
Michael A. Stivala	22,036
Michael A. Kuglin	11,753
Steven C. Boyd	11,753
Douglas T. Brinkworth	10,577
Neil E. Scanlon	9,402

Restricted Unit Plans

At their July 22, 2009 Tri-Annual Meeting, our Unitholders approved the adoption of our 2009 Restricted Unit Plan (the “2009 RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our named executive officers, managers, other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to the 2009 RUP which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  The 2009 RUP expired on July 31, 2019, at the end of its ten-year term, although unvested awards remain outstanding in accordance with their terms.

Because the 2009 RUP expired by its terms on July 31, 2019, at their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (the “2018 RUP”).  Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors.  The provisions of the 2018 RUP are substantially identical to the provisions of the 2009 RUP with two notable exceptions:  First, for those individuals who meet the retirement-eligible criteria of the retirement provisions of the 2018 RUP, unvested awards must be held for more than twelve months in order for the retirement provisions of the plan document to apply to such award whereas the 2009 RUP required a six-month holding period.  Second, unlike the 2009 RUP, the 2018 RUP places a five percent (5%) limit on the number of units then authorized for issuance under the 2018 RUP that may (a) be awarded with a vesting schedule other than the standard vesting schedule described below, and (b) subject to certain limited exceptions, have their vesting accelerated to a date prior to the twelve-month anniversary of the effective date of their grant. When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period.  At the conclusion of fiscal 2020, 1,166,353 restricted units remained available under the 2018 RUP for future awards.

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

Vesting Schedule

The standard vesting schedule of all of our outstanding 2009 RUP and 2018 RUP awards is one third of each award on each of the first three anniversaries of the award grant date.  The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards, subject to the limitations set forth in the 2018 RUP, and described above, with respect to restricted units awarded under that plan.  Unvested awards are subject to forfeiture in certain circumstances, as defined in the Restricted Unit Plans.

Outstanding Awards under the 2009 RUP and 2018 RUP

At its November 12, 2019 meeting, the Committee approved a grant of restricted units to each of our named executive officers.  In determining these fiscal 2020 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2019.  The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the 2018 RUP awards granted to our named executive officers at the Committee’s November 12, 2019 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2019	50,419
Michael A. Kuglin	November 15, 2019	31,512
Steven C. Boyd	November 15, 2019	31,512
Douglas T. Brinkworth	November 15, 2019	29,411
Neil E. Scanlon	November 15, 2019	28,361

The aggregate grant date fair values of 2009 RUP and 2018 RUP awards made during fiscal 2020, fiscal 2019 and fiscal 2018, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The 2009 RUP and the 2018 RUP contain retirement provisions that provide for the issuance of Common Units (six months and one day after the retirement date of qualifying participants) relating to unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months under the 2009 RUP and at least one year under the 2018 RUP;
•	The grantee is age 55 or older; and
•	The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom these retirement provisions applied at the end of fiscal 2020.

At its November 10, 2020 meeting, the Committee granted the following 2018 RUP awards to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2020	72,287
Michael A. Kuglin	November 15, 2020	45,180
Steven C. Boyd	November 15, 2020	45,180
Douglas T. Brinkworth	November 15, 2020	42,168
Neil E. Scanlon	November 15, 2020	42,168

Distribution Equivalent Rights Plan

In January 2017, the Committee adopted a Distribution Equivalent Rights Plan (the “DER Plan”) as a component of executive compensation based on data provided by WTW that indicated a DER Plan aligned with industry norms (77% of other publicly traded partnerships and 92% of a sample of broader energy/utility companies, at that time, provided such plans to their executives in one form or another).  The Committee adopted the DER Plan because the cash compensation resulting from the DER Plan would help, in certain instances, to lessen the gap between the total compensation paid to some of our named executive officers and the benchmark compensation data.  Additionally, the Committee intends for the DER Plan to provide our named executive officers with a reasonable balance between performance-based and non-performance based cash opportunities and to assist our named executive officers to obtain funds to settle the taxes on equity-based compensation (i.e., taxes generated when restricted units vest).  Most importantly, the Committee believes that this form of compensation further aligns the interests of our named executive officers with the interests of our Unitholders because it provides an incentive for the types of behaviors that lead to distribution sustainability and growth.

The executive officers of the Partnership (as defined in the DER Plan) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee.  Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, but only after such distribution is paid to the Unitholders, which cash payment is equal to the amount calculated by multiplying (A) the number of unvested restricted units that have been previously awarded to the grantee under the Restricted Unit Plans and which are held by the grantee on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause.  DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiary (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units then held by the grantee, or (c) the grantee becoming employed by us or our subsidiary in a role other than as an executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described above.

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers.  The following table summarizes the DER payments made to our named executive officers during fiscal 2020:

Name	Payment Amount
Michael A. Stivala	$193,357
Michael A. Kuglin	$120,020
Steven C. Boyd	$119,191
Douglas T. Brinkworth	$113,429
Neil E. Scanlon	$108,369

The DER Plan payments made to our named executive officers during fiscal 2020, fiscal 2019, and fiscal 2018 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Benefits and Perquisites

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service.  Effective January 1, 1998, we amended the plan in order to provide for a cash balance formula rather than the final average pay formula that was in effect prior to January 1, 1998 (the “Cash Balance Plan”).  The cash balance formula is designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay formula, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career.  Effective January 1, 2000, we amended the Cash Balance Plan to limit participation in this plan to existing participants and no longer admit new participants to the plan.  On January 1, 2003, we amended the Cash Balance Plan to cease future service and pay-based credits on behalf of the participants and, from that point on, participants’ benefits have increased only because of interest credits. Of our named executive officers, only Mr. Boyd, Mr. Brinkworth and Mr. Scanlon participate in the Cash Balance Plan.

The changes in the actuarial value, if any, relative to Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s participation in the Cash Balance Plan during fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

Deferred Compensation

All employees, including our named executive officers, who satisfy certain service requirements, are eligible to participate in our IRC Section 401(k) Plan, which we refer to as the “401(k) Plan.” Under the 401(k) Plan, participants may defer a portion of their eligible cash compensation up to the limits established by law.  We offer the 401(k) Plan to attract and retain talented employees by providing them with a tax-advantaged opportunity to save for retirement.

For fiscal 2020, fiscal 2019 and fiscal 2018, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2020, fiscal 2019 and fiscal 2018 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $285,000 for calendar year 2020, $280,000 for calendar year 2019 and $275,000 for calendar year 2018. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits.  For fiscal 2020, fiscal 2019 and fiscal 2018, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of our named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2020.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$18,648	$3,150
Michael A. Kuglin	$—	$17,594	$3,150
Steven C. Boyd	$4,000	$8,563	$—
Douglas T. Brinkworth	$3,200	$16,936	$—
Neil E. Scanlon	$3,200	$17,131	$3,150

Perquisite-related costs for fiscal 2020, fiscal 2019 and fiscal 2018 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate, both because these benefits are an inducement to accepting employment, and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Severance Protection Plan.”  During fiscal 2020, our Executive Special Severance Plan covered all of our executive officers, including our named executive officers.

Based on the results of the benchmarking study performed by WTW, at its November 12, 2019 meeting, the Committee approved the Executive Special Severance Plan, which became effective January 1, 2020.  The Executive Special Severance Plan is intended to provide double-trigger severance benefits to our named executive officers and certain other senior employees of the Partnership in the event that their employment is terminated by us without “cause” or by the participant for “good reason” (as defined in the Executive Special Severance Plan) during the six-month period prior to, or upon or within the 24-month period following, a change of control (defined as described below).  Under the Executive Special Severance Plan, a participant is entitled to receive a lump sum cash payment equal to one-fifty-second (1/52nd) of the sum of the participant’s base salary plus target bonus, multiplied by the number of severance weeks available to the participant.  The number of severance weeks for each of our named executive officers is 156.  In addition to cash severance, participants are also entitled to receive continued health coverage, a pro-rata bonus for the year of termination and outplacement services.  Participants must execute a release of claims, inclusive of an 18-month non-competition, non-solicitation and non-disparagement covenant as a condition of receiving severance payments under the plans.

In addition, under the Restricted Unit Plans, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under these plans will vest immediately and become distributable to the participants.  In addition, under our 2014 and 2021 Long-Term Incentive Plans, upon a change of control and without regard to whether a participant’s employment is terminated, all outstanding, unvested phantom unit awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred.  Under the 2014 and 2021 Long-Term Incentive Plans, an amount equal to the cash value of 150% of a participant’s unvested phantom units under the respective LTIP, plus a sum equal to 150% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participants.

For purposes of these benefits, a change of control is deemed to occur, in general, if:

•

An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 30% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our Affiliates (as that term is defined in the provisions of the various plans), or any employee benefit plan maintained by us, the Operating Partnership or any of our Affiliates, or (b) any person in a transaction where (A) the existing holders prior to the transaction own at least 50% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our Affiliates, any employee benefit plan maintained by us, the Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity, which transaction we refer to as a “Non-Control Transaction”; or

•

The consummation of (a) a merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 40% or more of the gross fair market value of all the assets of the Partnership to any person (other than a transfer to a subsidiary).

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2020.

The Compensation Committee:

Matthew J. Chanin, Chair

Harold R. Logan, Jr.

John Hoyt Stookey

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2020	$600,000	$—	$1,308,038	$655,357	$—	$56,965	$2,620,360
President and Chief Executive Officer	2019	$550,000	$—	$1,228,007	$708,322	$—	$53,111	$2,539,440
	2018	$550,000	$—	$1,112,369	$758,438	$—	$57,777	$2,478,584

Michael A. Kuglin	2020	$400,000	$—	$781,676	$366,420	$—	$53,430	$1,601,526
Chief Financial Officer and	2019	$365,000	$—	$704,002	$394,245	$—	$51,127	$1,514,374
Chief Accounting Officer	2018	$365,000	$—	$699,628	$417,934	$—	$50,287	$1,532,849

Steven C. Boyd	2020	$400,000	$—	$781,676	$365,591	$50,391	$46,952	$1,644,610
Chief Operating Officer	2019	$365,000	$—	$704,002	$390,101	$53,528	$43,890	$1,556,521
	2018	$365,000	$—	$699,628	$411,199	$—	$46,674	$1,522,501

Douglas Brinkworth	2020	$360,000	$—	$722,608	$335,189	$27,969	$54,217	$1,499,983
Senior Vice President:	2019	$335,000	$—	$668,546	$363,843	$29,507	$52,212	$1,449,108
Product Supply, Purchasing and Logistics	2018	$335,000	$—	$665,197	$382,815	$—	$54,897	$1,437,909

Neil E. Scanlon	2020	$320,000	$—	$682,652	$305,489	$28,099	$57,254	$1,393,494
Senior Vice President,	2019	$300,000	$—	$630,457	$332,075	$29,527	$51,675	$1,343,734
Information Services	2018	$300,000	$—	$609,246	$347,521	$—	$53,469	$1,310,236

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, and DER Plan payments), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria.  During fiscal years 2020, 2019 and 2018, the Committee did not provide our named executive officers with non-performance related bonus payments.  For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis” above.

(3)

The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2020, 2019 and 2018, as well as the aggregate grant date fair value of awards made in fiscal years 2020, 2019, and 2018 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions.  These amounts were calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  For the LTIP awards granted in fiscal 2020, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth and Scanlon would be $586,620, $312,868, $312,868, $281,578, and $250,288, respectively.  Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments our named executive officers will ultimately receive under the LTIP at the end of the applicable measurement period.  The actual payments earned by our named executive officers for the 2018 LTIP awards (the measurement period of which concluded at the end of fiscal 2020) are reported in the “Equity Vested Table for 2020” below.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
2020
RUP	$916,958	$573,098	$573,098	$534,890	$515,794
LTIP	391,080	208,578	208,578	187,718	166,858
Total	$1,308,038	$781,676	$781,676	$722,608	$682,652
2019
RUP	$867,125	$512,404	$512,404	$492,700	$472,981
LTIP	360,882	191,598	191,598	175,846	157,476
Total	$1,228,007	$704,002	$704,002	$668,546	$630,457
2018
RUP	$756,866	$510,889	$510,889	$491,971	$454,117
LTIP	355,503	188,739	188,739	173,226	155,129
Total	$1,112,369	$699,628	$699,628	$665,197	$609,246

(4)

The fiscal 2020, fiscal 2019 and fiscal 2018 breakdowns of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan” and “Distribution Equivalent Rights Plan” in the “Compensation Discussion and Analysis.”

2020	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$462,000	$246,400	$246,400	$221,760	$197,120
DER Payments	193,357	120,020	119,191	113,429	108,369
Total	$655,357	$366,420	$365,591	$335,189	$305,489

2019	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$517,000	$274,480	$274,480	$251,920	$225,600
DER Payments	191,322	119,765	115,621	111,923	106,475
Total	$708,322	$394,245	$390,101	$363,843	$332,075

2018	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$610,500	$324,120	$324,120	$297,480	$266,400
DER Payments	147,938	93,814	87,079	85,335	81,121
Total	$758,438	$417,934	$411,199	$382,815	$347,521

(5)

Nothing was reported in this column for fiscal 2018 because there was a decline in value of the participating named executive officers’ Cash Balance Plan holdings.  The declines in pension values for fiscal 2018 were as follows: ($12,346), ($5,376) and ($3,969) for Messrs. Boyd, Brinkworth and Scanlon, respectively.  Mr. Stivala and Mr. Kuglin do not participate in the Cash Balance Plan.

(6)	The amounts reported in this column consist of the following:

Fiscal 2020
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,550	$8,550	$8,550	$8,550	$8,550
Value of Annual Physical Examination	3,150	3,150	—	—	3,150
Value of Partnership Provided Vehicles	18,648	17,594	8,563	16,936	17,131
Tax Preparation Services	—	—	4,000	3,200	3,200
Cash Balance Plan Administrative Fees	—	—	762	762	762
Insurance Premiums	26,617	24,136	25,077	24,769	24,461
Total	$56,965	$53,430	$46,952	$54,217	$57,254
Fiscal 2019
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,400	$8,400	$8,400	$8,400	$8,400
Value of Annual Physical Examination	—	2,950	—	2,950	—
Value of Partnership Provided Vehicles	19,783	17,054	7,761	13,670	16,560
Tax Preparation Services	—	—	3,500	3,200	3,000
Cash Balance Plan Administrative Fees	—	—	762	762	762
Insurance Premiums	24,928	22,723	23,467	23,230	22,953
Total	$53,111	$51,127	$43,890	$52,212	$51,675

Fiscal 2018
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,250	$8,250	$8,250	$8,250	$8,250
Value of Annual Physical Examination	2,950	—	—	2,950	2,950
Value of Partnership Provided Vehicles	17,410	16,138	7,772	14,115	13,652
Tax Preparation Services	—	—	3,500	3,000	2,700
Cash Balance Plan Administrative Fees	—	—	1,500	1,500	1,500
Insurance Premiums	29,167	25,899	25,652	25,082	24,417
Total	$57,777	$50,287	$46,674	$54,897	$53,469

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2020

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 26, 2020:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (5)	Target	Maximum	Target	Maximum	or Units	Awards (6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 19	12 Nov 19						50,419	$916,958
	Bonus (2)	29 Sep 19	12 Nov 19		$600,000	$720,000
	LTIP (3)	29 Sep 19	12 Nov 19	12,650			$391,080	$586,620
	DER (4)	17 Jan 17	17 Jan 17		$193,357

Michael A. Kuglin	RUP (1)	15 Nov 19	12 Nov 19						31,512	$573,098
	Bonus (2)	29 Sep 19	12 Nov 19		$320,000	$384,000
	LTIP (3)	29 Sep 19	12 Nov 19	6,747			$208,578	$312,867
	DER (4)	17 Jan 17	17 Jan 17		$120,020

Steven C. Boyd	RUP (1)	15 Nov 19	12 Nov 19						31,512	$573,098
	Bonus (2)	29 Sep 19	12 Nov 19		$320,000	$384,000
	LTIP (3)	29 Sep 19	12 Nov 19	6,747			$208,578	$312,867
	DER (4)	17 Jan 17	17 Jan 17		$119,191

Douglas T. Brinkworth	RUP (1)	15 Nov 19	12 Nov 19						29,411	$534,890
	Bonus (2)	29 Sep 19	12 Nov 19		$288,000	$345,600
	LTIP (3)	29 Sep 19	12 Nov 19	6,072			$187,718	$281,577
	DER (4)	17 Jan 17	17 Jan 17		$113,429

Neil E. Scanlon	RUP (1)	15 Nov 19	12 Nov 19						28,361	$515,794
	Bonus (2)	29 Sep 19	12 Nov 19		$256,000	$307,200
	LTIP (3)	29 Sep 19	12 Nov 19	5,397			$166,858	$250,287
	DER (4)	17 Jan 17	17 Jan 17		$108,369

(1)

The quantity reported on these lines represents awards granted under 2018 RUP.  2018 RUP awards vest as follows:  one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date).  Under 2018 RUP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are the only named executive officers who satisfy the age and tenure criteria of the Restricted Unit Plans. A discussion of the general terms of the 2009 RUP (which has expired and under which no additional awards can be granted) and 2018 RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2020 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2020 were equal to 77% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 77% of the “Target” awards were earned by our named executive officers during fiscal 2020, 77% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2020 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding the first day of fiscal 2020) of our Common Units at the beginning of fiscal 2020, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $2.40 per Common Unit.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

Amounts reported on these lines represent DER Plan payments made during the fiscal year.  Detailed descriptions of the DER Plan and the calculation of the payments are included in the “Compensation Discussion and Analysis” under the subheading “Distribution Equivalent Rights Plan.”

(5)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP phantom units each named executive officer was awarded under the LTIP during fiscal 2020.  The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column were based on the probable outcome with respect to satisfaction of the performance conditions and calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.

(6)

The dollar amounts reported in this column represent the aggregate fair value of 2018 RUP awards on the grant date, based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  The fair value shown may not be indicative of the value realized in the future upon vesting because of the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2020 Table

The following table sets forth certain information concerning outstanding equity awards under our 2009 RUP, 2018 RUP and LTIP unit awards for each named executive officer as of September 26, 2020:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	95,202	$1,386,141	24,578	$459,520
Michael A. Kuglin	59,062	$859,943	13,080	$244,531
Steven C. Boyd	59,062	$859,943	13,080	$244,531
Douglas T. Brinkworth	55,914	$814,108	11,884	$222,241
Neil E. Scanlon	53,492	$778,844	10,602	$198,292

(1)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested 2009 RUP and 2018 RUP awards.

The following is a schedule of when the 2009 RUP and 2018 RUP awards reported above will vest:

Name	Number of 2009 RUP and 2018 RUP Awards That Have Not Vested	Quantity That Will Vest on November 15, 2020	Quantity That Will Vest on November 15, 2021	Quantity That Will Vest on November 15, 2022
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	95,202	45,659	32,738	16,805
Michael A. Kuglin	59,062	28,640	19,918	10,504
Steven C. Boyd	59,062	28,640	19,918	10,504
Douglas T. Brinkworth	55,914	27,255	18,856	9,803
Neil E. Scanlon	53,492	25,896	18,143	9,453

(2)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 25, 2020, the last trading day of fiscal 2020.

(3)

The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2020 and fiscal 2019 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(4)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2020 and fiscal 2019 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 26, 2020 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Fiscal 2020 Phantom Units	12,650	6,747	6,747	6,072	5,397
Value of Fiscal 2020 Phantom Units	$172,217	$91,854	$91,854	$82,664	$73,475
Estimated Distributions over Measurement Period	$56,925	$30,362	$30,362	$27,324	$24,287

Fiscal 2019 Phantom Units	11,928	6,333	6,333	5,812	5,205
Value of Fiscal 2019 Phantom Units	$162,388	$86,217	$86,217	$79,125	$70,861
Estimated Distributions over Measurement Period	$67,990	$36,098	$36,098	$33,128	$29,669

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2020 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2020

Awards under the RUP and RUP-2 are settled in Common Units upon vesting.  Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our 2009 RUP, 2018 RUP and the vesting of the fiscal 2018 award under our LTIP for each named executive officer during the fiscal year ended September 26, 2020:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	39,474	$917,573
Michael A. Kuglin	24,828	$577,127
Steven C. Boyd	23,447	$545,026
Douglas T. Brinkworth	22,762	$529,103
Neil E. Scanlon	21,754	$505,672

(1)	The value realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of units that vested.
Long-Term Incentive Plan - Fiscal 2018 (2) Award
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	11,181	$344,051
Michael A. Kuglin	5,936	$182,657
Steven C. Boyd	5,936	$182,657
Douglas T. Brinkworth	5,448	$167,640
Neil E. Scanlon	4,879	$150,132

(2)	The fiscal 2018 award’s three-year measurement period concluded on September 26, 2020.
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

Retirement Benefits Table for Fiscal 2020

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 26, 2020:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$337,269	$—
	LTIP (3)	N/A	$244,531	$—
	RUP (4)	N/A	$401,128	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$204,470	$—
	LTIP (3)	N/A	$222,241	$—
	RUP (4)	N/A	$385,884	$—

Neil E. Scanlon	Cash Balance Plan (2)	6	$174,336	$—
	LTIP (3)	N/A	$198,292	$—
	RUP (4)	N/A	$365,907	$—

(1)

Because Mr. Stivala and Mr. Kuglin commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)

On September 26, 2020, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the retirement criteria of the LTIP.  For such participants, outstanding but unvested awards under the LTIP become fully vested.  However, payouts of these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2020 and 2019 awards.  The numbers reported on these lines represent the target payout of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s outstanding fiscal 2020 and 2019 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distribution coverage for the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.

(4)

On September 26, 2020, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the age and tenure requirements of the retirement provisions of the 2009 RUP and 2018 RUP.  These figures were calculated by multiplying the awards that met the holding requirements of the retirement provisions of the 2009 RUP and 2018 RUP by the average of the highest and lowest trading prices of our Common Units on September 25, 2020.  At the conclusion of fiscal 2020, taking into consideration the one-year holding requirement of the retirement provisions of 2018 RUP, 27,550 of Mr. Boyd’s, 26,503 of Mr. Brinkworth’s and 25,131 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of our Restricted Unit Plans.  For more information on the Restricted Unit Plans and the retirement provisions therein, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.”  For participants who meet the retirement criteria, upon retirement, all Restricted Unit Plan awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the Executive Special Severance Plan, the Restricted Unit Plans and the LTIP for the circumstances listed in the table assuming a September 26, 2020 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$600,000	$3,600,000
Accelerated Vesting of Fiscal 2020, 2019 and 2018 LTIP Awards @ 150% (5)	—	—	—	1,013,205
Accelerated Vesting of Outstanding RUP Awards (6)	1,386,141	1,386,141	—	1,386,141
Medical Benefits (3)	—	—	26,617	39,925
Total	$1,386,141	$1,386,141	$626,617	$6,039,271

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$400,000	$2,160,000
Accelerated Vesting of Fiscal 2020, 2019 and 2018 LTIP Awards @ 150% (5)	—	—	—	538,769
Accelerated Vesting of Outstanding RUP Awards (6)	859,943	859,943	—	859,943
Medical Benefits (3)	—	—	24,136	36,204
Total	$859,943	$859,943	$424,136	$3,594,916

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$400,000	$2,160,000
Accelerated Vesting of Fiscal 2020, 2019 and 2018 LTIP Awards @ 150% (5)	—	—	—	538,769
Accelerated Vesting of Outstanding RUP Awards (6)	859,943	859,943	401,128	859,943
Medical Benefits (3)	—	—	25,077	37,615
Total	$859,943	$859,943	$826,205	$3,596,327

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$360,000	$1,944,000
Accelerated Vesting of Fiscal 2020, 2019 and 2018 LTIP Awards @ 150% (5)	—	—	—	491,196
Accelerated Vesting of Outstanding RUP Awards (6)	814,108	814,108	385,884	814,108
Medical Benefits (3)	—	—	24,769	37,153
Total	$814,108	$814,108	$770,653	$3,286,457

Neil E. Scanlon
Cash Compensation (1) (2) (3) (4)	$—	$—	$320,000	$1,728,000
Accelerated Vesting of Fiscal 2020, 2019 and 2018 LTIP Awards @ 150% (5)	—	—	—	438,788
Accelerated Vesting of Outstanding RUP Awards (6)	778,844	778,844	365,907	778,844
Medical Benefits (3)	—	—	24,461	36,691
Total	$778,844	$778,844	$710,368	$2,982,323

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.
(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(3)

Any severance benefits, unrelated to a change of control event, payable to these officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ substantially from this hypothetical presentation.  For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in our health insurance plans for one year.  In regard to a termination of employment without cause or resignation with good reason in connection to a change of control event, we will provide our named executive officers with eighteen months of insurance coverage.

(4)

Each of our named executive officers will receive 156 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 156 in accordance with the terms of the Executive Special Severance Plan in the event of a termination without cause or a resignation with good reason in connection to a change of control.  For more information on the Executive Special Severance Plan, refer to the subheading “Change of Control” in the “Compensation Discussion and Analysis.”

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurred at the conclusion of fiscal 2020, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 26, 2020, the fiscal 2020, fiscal 2019 and fiscal 2018 awards would have been subject to this treatment.  For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)

The Restricted Unit Plans provide for the vesting of all unvested awards held by a participant at the time of his or her death or at the time he or she becomes permanently disabled the units shall vest six months and one day following the participant’s date of death or the date on which his or her employment was terminated as a result of the disability.

Under circumstances unrelated to a change of control, if a Restricted Unit Plan award recipient’s employment is terminated without cause or he or she resigns for good reason, any restricted unit awards held by such recipient will be forfeited.  Because some of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested awards were subject to the retirement provisions on the last day of fiscal 2020, if Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 26, 2020, 27,550 of Mr. Boyd’s, 26,503 of Mr. Brinkworth’s and 25,131 of Mr. Scanlon’s awards would have vested in accordance with the retirement provisions of the Restricted Unit Plans.

In the event of a change of control, as defined in the 2009 and 2018 Restricted Unit Plan documents, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Stivala, our President and Chief Executive Officer (the “CEO):

For fiscal 2020, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $74,512; and
•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $2,620,360.

Based on this information, for fiscal 2020, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 35 to 1.

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

We determined that, as of August 15, 2020, our employee population consisted of approximately 3,234 individuals. We selected August 15, 2020, which is within the last three months of fiscal 2020, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2020.  This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any Restricted Unit Plan awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period.  In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2020 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $74,512.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2020.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Harold R. Logan, Jr.	$125,000	$—	$125,000
Lawrence C. Caldwell	$90,000	$—	$90,000
Matthew J. Chanin	$105,000	$—	$105,000
Terence J. Connors	$110,000	$—	$110,000
William M. Landuyt	$90,000	$—	$90,000
John Hoyt Stookey	$90,000	$—	$90,000
Jane Swift	$90,000	$—	$90,000

(1)

This includes amounts earned for fiscal 2020, including quarterly retainer installments for the fourth quarter of 2020 that were paid in November 2020.  It does not include amounts paid in fiscal 2020 for fiscal 2019 quarterly retainer installments.

(2)

We did not grant restricted unit awards to our non-employee Supervisors during fiscal 2020.  At the end of fiscal 2020, Mr. Logan held 13,034 unvested restricted units and Messieurs Caldwell, Chanin, Connors, Landuyt, Stookey, and Ms. Swift each held 10,138 unvested restricted units.

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

Restricted Unit Plans.  Each non-employee Supervisor is eligible to participate in our Restricted Unit Plans.  All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule).  Upon vesting, all awards are settled by issuing Common Units.

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2020 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 18, 2020 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Invesco Ltd. (a)	8,294,296	13.3%
Michael A. Stivala (b)	133,364	*
Michael A. Kuglin (c)	50,968	*
Steven C. Boyd (c)	85,204	*
Douglas T. Brinkworth (d)	61,352	*
Neil Scanlon (e)	73,193	*
Harold R. Logan, Jr. (f)	21,083	*
John Hoyt Stookey (g)	36,077	*
Jane Swift (h)	20,011	*
Terence J. Connors (h)	23,198	*
William M. Landuyt (h)	33,698	*
Lawrence C. Caldwell (h)	35,005	*
Matthew J. Chanin (h)	31,934	*

All Members of the Board of Supervisors and Executive Officers, as a group (23 persons) (i)	839,548	1.3%

(1)

With the exception of the 8,294,296 units held by Invesco Ltd. (of which the Partnership has no knowledge, see note (a) below) and the 784 units held by the General Partner (see note (b) below), the above listed units may be held in brokerage accounts where they are pledged as security.

(2)	Based upon 62,507,331 Common Units outstanding on November 18, 2020.
*	Less than 1%.
(a)

Based upon a Schedule 13G/A dated February 6, 2020 filed by Invesco Ltd., which indicates that as of December 31, 2019, Invesco Ltd. had the sole power to vote or to direct the vote of 8,294,296 Common Units and the sole power to dispose or to direct the disposition of 8,294,296 Common Units.  The 13G/A indicates that Invesco Ltd. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because it and certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients.  We make no representation as to the accuracy or completeness of the information reported.  The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(b)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 121,830 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.

(c)	Excludes 75,602 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.
(d)	Excludes 70,827 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.
(e)	Excludes 69,764 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.
(f)	Excludes 6,516 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.
(g)	Excludes 6,069 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.
(h)	Excludes 5,069 unvested restricted units, none of which will vest in the 60-day period following November 18, 2020.
(i)

Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), (g) and (h), above, the reported number of units excludes 742,573 unvested restricted units, of which 14,685 will vest in the 60-day period following November 18, 2020.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 26, 2020, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	961,816	(2)	$17.60	1,166,353
Equity compensation plans not approved by security holders	—		—	—
Total	961,816		$17.60	1,166,353

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 26, 2020, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2020 and 2019 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2020	Fiscal 2019
Audit Fees (a)	$2,032,835	$2,075,785
Tax Fees (b)	907,385	871,487
All Other Fees (c)	2,700	2,700
Total	$2,942,920	$2,949,972

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2020 and fiscal 2019.

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

3.1

Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007 and January 24, 2018 and as further amended November 11, 2020. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2020).

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

10.3

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.4

Suburban Propane, L.P. Executive Special Severance Plan, effective January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 19, 2019). #

10.5

Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016, January 22, 2019 and November 12, 2019. (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 27, 2019). #

10.6

Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020, (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2020). #

10.7

Amended and Restated Retirement Savings and Investment Plan of Suburban Propane (effective as of January 1, 2013). (Incorporated by reference to Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.8

First Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2015). (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.9

Second Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2016). (Incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.10

Third Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective August 1, 2016). (Incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.11

Fourth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2017). (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.12

Fifth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective April 1, 2018).  (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on August 9, 2018). #

10.13

Sixth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2019).  (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019). #

10.14

Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017, as amended January 22, 2019 (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019). #

10.15

Third Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective June 1, 2017).  (Incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.16

Fourth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019). (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019). #

10.17

Fifth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019 and October 1, 2019, as applicable). (Incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K filed on November 27, 2019). #

10.18

Sixth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective December 20, 2019). (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 6, 2020). #

10.19

Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016.  (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 3, 2016).

10.20

First Amendment, dated as of May 1, 2017, to the Second Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 3, 2016. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 4, 2017).

10.21

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 25, 2020	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 25, 2020
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 25, 2020
(Harold R. Logan, Jr.)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 25, 2020
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 25, 2020
(Matthew J. Chanin)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 25, 2020
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 25, 2020
(William M. Landuyt)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 25, 2020
(John Hoyt Stookey)

By:	/s/ JANE SWIFT	Supervisor	November 25, 2020
(Jane Swift)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 25, 2020
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President and Controller	November 25, 2020
(Daniel S. Bloomstein)

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders

of Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P and its subsidiaries (the “Partnership”) as of September 26, 2020 and September 28, 2019, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for each of the three years in the period ended September 26, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 26, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounts for leases as of September 29, 2019.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Insurance

As described in Notes 2 and 14 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $73 million as of September 26, 2020, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual historical claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to approximately $18 million as of September 26, 2020.

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

Florham Park, New Jersey

November 25, 2020

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 26,	September 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,140	$2,441
Accounts receivable, less allowance for doubtful accounts of $4,473 and $2,573, respectively	55,441	59,340
Inventories	46,869	45,036
Other current assets	10,508	16,623
Total current assets	115,958	123,440
Property, plant and equipment, net	597,454	627,207
Operating lease right-of-use assets (See Notes 2 and 8)	119,594	—
Goodwill	1,103,781	1,098,085
Other intangible assets, net	84,140	128,437
Other assets	26,326	21,179
Total assets	$2,047,253	$1,998,348
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$31,985	$34,085
Accrued employment and benefit costs	35,214	34,688
Accrued insurance	15,400	15,765
Customer deposits and advances	104,427	97,854
Operating lease liabilities (See Notes 2 and 8)	26,436	—
Accrued interest	13,413	14,018
Other current liabilities	17,641	19,720
Total current liabilities	244,516	216,130
Long-term borrowings	1,210,176	1,227,057
Accrued insurance	57,542	51,514
Operating lease liabilities (See Notes 2 and 8)	92,668	—
Other liabilities	79,970	79,817
Total liabilities	1,684,872	1,574,518
Commitments and contingencies
Partners' capital:
Common Unitholders (62,146 and 61,735 units issued and outstanding at September 26, 2020 and September 28, 2019, respectively)	388,157	450,016
Accumulated other comprehensive loss	(25,776)	(26,186)
Total partners' capital	362,381	423,830
Total liabilities and partners' capital	$2,047,253	$1,998,348

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Revenues
Propane	$955,143	$1,083,446	$1,153,323
Fuel oil and refined fuels	75,039	92,084	91,520
Natural gas and electricity	31,184	45,206	54,308
All other	46,531	46,969	45,262
	1,107,897	1,267,705	1,344,413
Costs and expenses
Cost of products sold	382,951	521,988	592,630
Operating	401,958	402,957	397,489
General and administrative	65,927	71,034	66,246
Depreciation and amortization	116,791	120,872	125,222
	967,627	1,116,851	1,181,587
Loss on sale of business	—	—	(4,823)
Operating income	140,270	150,854	158,003
Loss on debt extinguishment	109	—	—
Interest expense, net	74,727	76,663	77,383
Other, net	4,822	4,702	4,692
Income before (benefit from) provision for income taxes	60,612	69,489	75,928
(Benefit from) provision for income taxes	(146)	857	(606)
Net income	$60,758	$68,632	$76,534
Net income per Common Unit - basic	$0.98	$1.11	$1.24
Weighted average number of Common Units outstanding - basic	62,299	61,992	61,557
Net income per Common Unit - diluted	$0.97	$1.10	$1.24
Weighted average number of Common Units outstanding - diluted	62,727	62,366	61,847

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Net income	$60,758	$68,632	$76,534
Other comprehensive (loss) income:
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	(641)	(1,516)	4,142
Recognition in earnings of net actuarial loss for pension settlement	1,051	—	—
Other comprehensive income (loss)	410	(1,516)	4,142
Total comprehensive income	$61,168	$67,116	$80,676

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Cash flows from operating activities:
Net income	$60,758	$68,632	$76,534
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	116,791	120,872	125,222
Compensation costs recognized under Restricted Unit Plans	9,242	10,521	8,198
Loss on sale of business	—	—	4,823
Loss on debt extinguishment	109	—	—
Pension settlement charge	1,051	—	—
Other, net	923	1,688	1,150
Changes in assets and liabilities:
Accounts receivable	4,466	11,821	(5,183)
Inventories	(1,583)	14,353	(5,729)
Other current and noncurrent assets	(9,753)	8,209	(5,362)
Accounts payable	1,511	(6,960)	809
Accrued employment and benefit costs	526	2,284	5,000
Accrued insurance	5,663	(3,288)	1,986
Customer deposits and advances	6,573	2,371	(1,540)
Contributions to defined benefit pension plan	(3,835)	(5,350)	(4,764)
Other current and noncurrent liabilities	16,912	1,628	9,268
Net cash provided by operating activities	209,354	226,781	210,412
Cash flows from investing activities:
Capital expenditures	(32,498)	(34,978)	(32,902)
Investment in and acquisition of businesses	(25,636)	(19,300)	(14,873)
Proceeds from sale of property, plant and equipment	4,891	5,763	5,885
Proceeds from sale of business	—	—	2,800
Net cash (used in) investing activities	(53,243)	(48,515)	(39,090)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	493,000	370,700	350,100
Repayments of borrowings under revolving credit facility	(511,900)	(400,800)	(369,145)
Issuance costs associated with long-term borrowings	(2,665)	—	—
Partnership distributions	(130,206)	(147,882)	(147,185)
Other, net	(3,641)	(3,007)	(2,717)
Net cash (used in) financing activities	(155,412)	(180,989)	(168,947)
Net increase (decrease) in cash and cash equivalents	699	(2,723)	2,375
Cash and cash equivalents at beginning of period	2,441	5,164	2,789
Cash and cash equivalents at end of period	$3,140	$2,441	$5,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,024	$73,221	$74,121

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 30, 2017	61,105	$581,794	$(28,812)	$552,982
Net income		76,534		76,534
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			4,142	4,142
Partnership distributions		(147,185)		(147,185)
Common Units issued under Restricted Unit Plans	300	(847)		(847)
Compensation costs recognized under Restricted Unit Plans		8,198		8,198
Balance at September 29, 2018	61,405	$518,494	$(24,670)	$493,824
Net income		68,632		68,632
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(1,516)	(1,516)
Partnership distributions		(147,882)		(147,882)
Common Units issued under Restricted Unit Plans	261	(1,349)		(1,349)
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		10,521		10,521
Balance at September 28, 2019	61,735	$450,016	$(26,186)	$423,830
Cumulative adjustment for lease accounting standard		108		108
Net income		60,758		60,758
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(641)	(641)
Partnership distributions		(130,206)		(130,206)
Common Units issued under Restricted Unit Plans	411	(1,761)		(1,761)
Recognition in earnings of net actuarial loss for pension settlement			1,051	1,051
Compensation costs recognized under Restricted Unit Plans		9,242		9,242
Balance at September 26, 2020	62,146	$388,157	$(25,776)	$362,381

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,146,403 Common Units outstanding at September 26, 2020.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2020, 2019 or 2018.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2020, 2019 and 2018 included 52 weeks of operations.

Revenue Recognition.  On the first day of fiscal 2019, the Partnership adopted the new accounting guidance regarding revenue recognition under the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“Topic 606”) and all related amendments using the full retrospective method.  Topic 606 provides a five-step model to be applied to all contracts with customers.  The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied.  The adoption of this standard had no impact on the Partnership’s consolidated statements of financial position, operations or cash flows.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during fiscal 2020, 2019 or 2018.

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

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2021 and 2031.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Pension and Other Postretirement Benefits.  The Partnership estimates the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining its annual pension and other postretirement benefit costs.  The Partnership uses Society of Actuaries mortality tables (RP-2014), mortality improvement scales (MP-2019) and other actuarial life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.

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

Costs and Expenses.  The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, as well as the cost of natural gas and electricity sold, including transportation costs to deliver product from the Partnership’s supply points to storage or to the Partnership’s customer service centers.  Cost of products sold also includes the cost of appliances, equipment and related parts sold or installed by the Partnership’s customer service centers computed on a basis that approximates the average cost of the products.  Unrealized non-cash gains or losses from changes in the fair value of commodity derivative instruments that are not designated as cash flow hedges are recorded in each reporting period within cost of products sold.  Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 427,504, 373,370 and 290,020 units for fiscal 2020, 2019 and 2018, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Issued Accounting Pronouncements.  In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“Topic 350”).  This update eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  In testing goodwill for impairment, an entity may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment indicates that goodwill impairment is more likely than not, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  Topic 350 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which is the Partnership’s first quarter of fiscal 2021.  The Partnership does not expect that the adoption of Topic 350 will have a material impact on the Partnership’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments - Credit Losses” (“Topic 326”).  This amendment introduces an expected credit loss impairment model which requires an initial recognition of anticipated losses over the full lifetime of certain financial assets, rather than upon the incurrence of an actual loss.  Topic 326 is effective for the first interim period within annual reporting periods beginning after December 15, 2019, which is the Partnership’s first quarter of fiscal 2021.  The Partnership does not expect that the adoption of Topic 326 will have a material impact on the Partnership’s consolidated financial statements.

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

The following table disaggregates revenue for each customer type.  See Note 17, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 85%, 7% and 4%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Retail
Residential	$654,265	$731,468	$759,468
Commercial	283,021	333,078	354,493
Industrial	92,969	104,992	109,740
Agricultural	33,718	39,937	44,581
Government	43,441	53,764	56,598
Wholesale	483	4,466	19,533
Total revenues	$1,107,897	$1,267,705	$1,344,413

The Partnership recognized $67,117, $66,697 and $61,384 of revenue during fiscal 2020, fiscal 2019 and fiscal 2018, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period.  Contract assets of $4,700 and $7,051 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 26, 2020 and September 28, 2019, respectively.

4.	Investment in and Acquisition and Disposition of Businesses

On September 17, 2020, the Operating Partnership purchased a 39% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased a secured convertible note issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process.  Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity.  Pursuant to the agreements between the parties, the Operating Partnership also committed to provide additional funding to support continued development efforts to begin commercializing a rDME/propane blended product.  The equity investment in Oberon is being accounted for under the equity method of accounting.

Pursuant to the Partnership’s strategic growth initiatives, the Operating Partnership acquired the propane assets and operations of various propane retailers in each of the last three fiscal years as summarized below. The purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s consolidated financial position and statement of operations.

Fiscal Year	Total consideration (1)

2020	$27,065	(2)
2019	22,850	(3)
2018	16,771	(4)

(1)

Total consideration includes non-compete consideration, which will be paid over the respective non-compete periods subject to compliance with the terms of the respective agreements, and excludes working capital adjustments.

(2)	Includes the investment in Oberon and two acquisitions of propane retailers located in Georgia and California.

(3)	Includes three acquisitions of propane retailers located in Texas, Florida and the West Coast. Total consideration includes the issuance of $1,600 in Common Units.

(4)	Includes two acquisitions of propane retailers located in Florida and California.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the last three fiscal years:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
First Quarter	$0.6000	$0.6000	$0.6000
Second Quarter	0.6000	0.6000	0.6000
Third Quarter	0.3000	0.6000	0.6000
Fourth Quarter	0.3000	0.6000	0.6000

On July 23, 2020, the Partnership announced a reduction in the quarterly distribution effective for the distribution payable in respect of the third quarter of fiscal 2020.  This proactive step will reduce the Partnership’s annual cash requirements by approximately $75,000, and contribute to the Partnership’s efforts to accelerate debt reduction, further strengthen the balance sheet and enhance financial flexibility to support the Partnership’s strategic growth initiatives.

6.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 26,	September 28,
	2020	2019
Propane, fuel oil and refined fuels and natural gas	$44,362	$43,217
Appliances	2,507	1,819
	$46,869	$45,036

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 26,	September 28,
	2020	2019
Land and improvements	$188,011	$189,911
Buildings and improvements	114,934	113,825
Transportation equipment	35,495	43,819
Storage facilities	113,921	112,372
Equipment, primarily tanks and cylinders	887,512	869,007
Computer software	51,473	49,780
Construction in progress	5,054	11,736
	1,396,400	1,390,450
Less: accumulated depreciation	(798,946)	(763,243)
	$597,454	$627,207

Depreciation expense for fiscal 2020, 2019 and 2018 amounted to $59,726, $64,500 and $68,642, respectively.

7.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2020 and fiscal 2019 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 28, 2019
Goodwill	$1,085,747	$10,900	$7,900	$1,104,547
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,085,747	$4,438	$7,900	$1,098,085

Fiscal 2020 Activity
Goodwill acquired (1)	$5,696	$—	$—	$5,696

Balance as of September 26, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Other intangible assets consist of the following:

	As of
	September 26,	September 28,
	2020	2019
Customer relationships (1)	$517,676	$507,159
Non-compete agreements (1)	37,690	35,440
Other	1,967	1,967
	557,333	544,566
Less: accumulated amortization
Customer relationships	(439,507)	(384,507)
Non-compete agreements	(32,154)	(30,181)
Other	(1,532)	(1,441)
	(473,193)	(416,129)
	$84,140	$128,437

(1)	Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2020, 2019 and 2018 was $57,065, $56,372 and $56,580, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 26, 2020 is estimated as follows: 2021 - $47,780; 2022 - $7,091; 2023 - $6,490; 2024 - $6,325; and 2025 - $4,240.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment. See Note 15, “Guarantees” for more information.

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of September 26, 2020.

Quantitative information on the Partnership’s lease population for fiscal 2020 is as follows:

Year Ended
September 26, 2020
Lease expense	$31,889

Other information:
Cash payments for operating leases	32,306
Right-of-use assets obtained in exchange for new operating lease liabilities	35,817

Other information related to leases as of September 26, 2020 was as follows:

Weighted-average remaining lease term	6.5 years
Weighted-average discount rate	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of September 26, 2020:

Fiscal Year	Operating Leases
2021	$31,998
2022	28,865
2023	23,761
2024	18,085
2025	13,618
2026 and thereafter	25,377
Total future minimum lease payments	$141,704
Less: interest	(22,600)
Total lease obligations	$119,104

As previously disclosed in the Partnership’s 2019 Annual Report on Form 10-K under the previous lease standard (Topic 840), at September 28, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	Operating Leases
2020	$27,110
2021	23,875
2022	21,068
2023	16,267
2024	10,980
2025 and thereafter	25,128
Total future minimum lease payments	$124,428

9.Income Taxes

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

On December 22, 2017, the 2017 Act was signed into law, which enacted significant changes to U.S. tax and related laws.  Some of the provisions of the 2017 Act that could affect the Partnership, the Operating Partnership and their subsidiaries include, but are not limited to, a reduction of the federal corporate income tax rate from 35% to 21%, limitations on the deductibility of net business interest expense, restrictions on the use of net operating loss carryforwards (“NOLs”) arising in taxable years beginning after December 31, 2017 and full expensing for certain qualified property. Certain of these changes have been suspended or modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

In the case of a corporation, the 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards fully refundable without regard to future taxable income. Accordingly, the Partnership concluded that the existing valuation allowance on the AMT credit carryforwards of the Corporate Entities should be released as part of accounting for tax reform.  The reversal of the valuation allowance resulted in a $1,086 discrete deferred tax benefit being recorded during the first quarter of fiscal 2018.  As of September 26, 2020, all of the AMT credit carryforwards have been refunded.  In addition, also as a result of the 2017 Act, NOLs generated beginning in 2018 may be carried forward indefinitely.  As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act, which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Current
Federal	$4	$67	$7
State and local	346	790	473
	350	857	480
Deferred	(496)	—	(1,086)
	$(146)	$857	$(606)

The provision for income taxes differs from income taxes computed at the U.S. federal statutory rate as a result of the following:

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Income tax provision at federal statutory tax rate	$12,728	$14,593	$15,945
Impact of Partnership income not subject to federal income taxes	(13,045)	(14,925)	(15,939)
Permanent differences	127	162	65
Change in valuation allowance	(298)	115	(21,307)
State income taxes	403	707	656
Remeasurement of net deferred tax assets (1)	—	—	19,941
Other	(61)	205	33
Provision for income taxes - current and deferred	$(146)	$857	$(606)

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 26,	September 28,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$38,217	$38,914
Allowance for doubtful accounts	156	170
Inventory	250	231
Deferred revenue	575	615
AMT credit carryforward	—	513
Other accruals	2,092	1,416
Total deferred tax assets	41,290	41,859
Deferred tax liabilities:
Intangible assets	1,197	1,205
Property, plant and equipment	1,899	2,145
Total deferred tax liabilities	3,096	3,350
Net deferred tax assets	38,194	38,509
Valuation allowance	(37,698)	(37,996)
Net deferred tax assets	$496	$513

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 26,	September 28,
	2020	2019
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes, due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 5, 2025	94,600	113,500
Subtotal	1,219,600	1,238,500

Less: unamortized debt issuance costs	(9,424)	(11,443)
	$1,210,176	$1,227,057

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

Credit Agreement

 On March 5, 2020 the Partnership and the Operating Partnership entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $94,600 was outstanding as of September 26, 2020.  The Revolving Credit Facility matures on the earlier of (a) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes (unless the notes have been refinanced prior to such date) and (b) March 5, 2025.  At the time of the execution of the Credit Agreement, $183,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement.  The Credit Agreement amends and restates the previous credit agreement to, among other things, extend the maturity, lower borrowing costs, and amend certain affirmative and negative covenants, including an increase to the maximum permitted Total Consolidated Leverage Ratio from 5.50x to 5.75x.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.  In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $109 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of September 26, 2020, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.8%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of September 26, 2020, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $63,088 which expire periodically through April 30, 2021.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of September 26, 2020.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Credit Agreement.  During fiscal 2020, the Partnership recognized a charge of $109 to write-off unamortized debt origination costs and capitalized $2,717 in costs incurred in connection with the amendment to the Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. Other assets at September 26, 2020 and September 28, 2019 include debt origination costs associated with the Credit Agreement with a net carrying amount of $3,164 and $1,550, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 26, 2020 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $619,600; fiscal 2025: $250,000; and thereafter: $350,000.

11.	Unit-Based Compensation Arrangements

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorized the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of July 31, 2019, the date on which this plan expired.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership’s 2018 Restricted Unit Plan authorizing the issuance of up to 1,800,000 Common Units (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, from which there are still unvested awards outstanding, the “Restricted Unit Plans”).  Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, 33.33% of all outstanding awards under the Restricted Unit Plans will vest on each of the first three anniversaries of the award grant date.  Participants in the Restricted Unit Plans are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2017	621,045	$22.10
Awarded	424,431	19.52
Forfeited	(14,092)	(19.70)
Vested (1)	(335,253)	(24.39)
Outstanding September 29, 2018	696,131	19.47
Awarded	618,268	18.13
Forfeited	(5,904)	(18.34)
Vested (1)	(320,156)	(21.08)
Outstanding September 28, 2019	988,339	18.12
Awarded	471,111	18.19
Forfeited	(9,975)	(18.01)
Vested (1)	(487,659)	(19.22)
Outstanding September 26, 2020	961,816	$17.60

(1)

During fiscal 2020, 2019 and 2018, the Partnership withheld 76,453, 59,227 and 34,388 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 26, 2020, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $3,085. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plans for fiscal 2020, 2019 and 2018 was $9,242, $10,521 and $8,198, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $842, $1,048 and $810 for fiscal 2020, 2019 and 2018, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“LTIP”).  The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The level of compensation earned under the LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2020, 2019 and 2018 was $480, $5,385 and $3,180, respectively.  The cash payout in fiscal 2020, which related to the fiscal 2017 award, was $2,963; there were no cash payouts in fiscal  2019 and 2018, which related to the fiscal 2016 and 2015 awards, respectively.

12.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan represent a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved.  These contribution costs were $3,934, $3,782 and $3,575 for fiscal 2020, 2019 and 2018, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  Contributions of $3,835, $5,350 and $4,764 were made by the Partnership in fiscal 2020, 2019 and 2018, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2020 and 2019 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2020	2019	2020	2019
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$115,471	$111,701	$6,929	$7,895
Interest cost	2,726	3,943	151	275
Actuarial loss (gain)	7,005	10,429	(246)	(296)
Lump sum benefits paid	(3,623)	(3,869)	—	—
Ordinary benefits paid	(6,347)	(6,733)	(835)	(945)
Benefit obligation at end of year	$115,232	$115,471	$5,999	$6,929

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$80,913	$78,032	$—	$—
Actual gain (loss) return on plan assets	5,223	8,133	—	—
Employer contributions	3,835	5,350	835	945
Lump sum benefits paid	(3,623)	(3,869)	—	—
Ordinary benefits paid	(6,347)	(6,733)	(835)	(945)
Fair value of plan assets at end of year	$80,001	$80,913	$—	$—

Funded status:
Funded status at end of year	$(35,231)	$(34,558)	$(5,999)	$(6,929)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(35,231)	$(34,558)	$(5,999)	$(6,929)
Less: current portion	—	—	843	970
Noncurrent benefit liability	$(35,231)	$(34,558)	$(5,156)	$(5,959)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(32,286)	$(33,733)	$4,757	$5,296
Prior service credits	—	—	1,753	2,251
Net amount recognized in accumulated other comprehensive (loss) income	$(32,286)	$(33,733)	$6,510	$7,547

The amounts in accumulated other comprehensive loss as of September 26, 2020 that are expected to be recognized as components of net periodic benefit costs during fiscal 2021 are expenses of $3,592 and credits of ($1,221) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September 26,	September 28,
	2020	2019
Fixed income securities	86%	86%
Equity securities	14%	14%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments.  Commingled funds are valued at the net asset value of its underlying securities.  The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 26,	September 28,
	2020	2019
Short term investments (1)	$1,485	$1,502

Equity securities: (1) (2)
Domestic	4,138	4,314
International	7,117	7,393

Fixed income securities (1) (3)	67,261	67,704
	$80,001	$80,913

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments.  The Partnership expects to contribute approximately $6,250 to the defined benefit pension plan during fiscal 2021.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2021	$27,217	$843
2022	9,193	760
2023	8,785	680
2024	7,809	602
2025	7,619	529
2026 through 2030	30,853	1,727

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2021 will elect to receive a benefit payment in fiscal 2021.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2020, 2019 and 2018:

	Pension Benefits			Retiree Health and Life Benefits
	2020	2019	2018	2020	2019	2018
Interest cost	$2,726	$3,943	$3,778	$151	$275	$277
Expected return on plan assets	(1,270)	(1,723)	(1,894)	—	—	—
Amortization of prior service credit	—	—	—	(498)	(498)	(498)
Settlement charge	1,051	—	—	—	—	—
Recognized net actuarial loss (gain)	3,448	3,466	3,683	(786)	(761)	(654)
Net periodic benefit costs	$5,955	$5,686	$5,567	$(1,133)	$(984)	$(875)

During fiscal 2020, fiscal 2019 and fiscal 2018, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,623, $3,869 and $3,373, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $2,725, $3,943 and $3,778, respectively.  In fiscal 2020, lump sum pension settlement payments exceeded the settlement threshold, which required the Partnership to recognize a non-cash settlement charge of $1,051.  The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 26, 2020 and September 28, 2019 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2020	2019	2020	2019
Weighted-average discount rate	2.125%	2.875%	1.375%	2.375%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	5.720%	6.010%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2020, 2019 and 2018 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average discount rate	2.875%	4.000%	3.500%	2.375%	3.750%	3.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	1.800%	2.550%	2.500%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	6.010%	6.290%	6.570%

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

The 5.72% increase in health care costs assumed at September 26, 2020 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 26, 2020 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2020.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs.  During fiscal 2015, the Partnership accrued $11,300 for its further voluntary partial withdrawal, and during fiscal 2016 the Partnership accrued an additional $6,600 for its voluntary full withdrawal.  As of September 26, 2020 and September 28, 2019, the Partnership’s estimated obligation to these MEPPs was $20,396 and $21,441, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2020	2019	FIP/RP Status	2020	2019	2018	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$272	$272	$235	No	August 2024
Teamsters Industrial Employees Pension Fund (2)	22-6099363	Green	Green	n/a	203	200	187	Yes	March 2021
Western Conference of Teamsters Pension Plan (2)	91-6145047	Green	Green	n/a	24	27	20	No	February 2021
					$499	$499	$442

(1)	Based on most recent available valuation information for plan year ended February 2020.
(2)	Based on most recent available valuation information for plan year ended December 2019.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,151, $1,220 and $1,099 for fiscal 2020, 2019 and 2018, respectively.

13.	Financial Instruments and Risk Management

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 26, 2020 and September 28, 2019, respectively:

	As of September 26, 2020		As of September 28, 2019
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,066	Other current assets	$4,082
	Other assets	461	Other assets	167
		$1,527		$4,249

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,684	Other current liabilities	$3,360
	Other liabilities	—	Other liabilities	—
		$2,684		$3,360

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2020		Fiscal 2019
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$419	$—	$1,546	$361
Beginning balance realized during the period	(419)	—	(1,533)	(361)
Contracts purchased during the period	—	—	83	—
Change in the fair value of outstanding contracts	—	—	323	—
Ending balance of over-the-counter options	$—	$—	$419	$—

As of September 26, 2020 and September 28, 2019, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and three months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2020, 2019 and 2018 are as follows:

	Unrealized (Losses) Gains Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2020	Cost of products sold	$(381)

Fiscal 2019	Cost of products sold	$(8,008)

Fiscal 2018	Cost of products sold	$310

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 26, 2020
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,836	$(5,309)	$1,527
	$6,836	$(5,309)	$1,527

Liability Derivatives
Commodity-related derivatives	$7,993	$(5,309)	$2,684
	$7,993	$(5,309)	$2,684

	As of September 28, 2019
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$10,464	$(6,215)	$4,249
	$10,464	$(6,215)	$4,249

Liability Derivatives
Commodity-related derivatives	$9,575	$(6,215)	$3,360
	$9,575	$(6,215)	$3,360

The Partnership had $4,718 and $5,392 posted cash collateral as of September 26, 2020 and September 28, 2019, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2020, 2019 or 2018 and no concentration of receivables exists as of September 26, 2020 or September 28, 2019.

During fiscal 2020, Crestwood Equity Partners L.P., Targa Liquids Marketing and Trade LLC and Enterprise Products Partners L.P., provided approximately 24%, 17%, and 10% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2020.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2024 Senior Notes, 2025 Senior Notes, and 2027 Senior Notes was $531,563, $255,625 and $360,063, respectively, as of September 26, 2020.

14.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.

Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of September 26, 2020 and September 28, 2019, the

Partnership had accrued liabilities of $72,942 and $67,279, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,572 and $18,110 as of September 26, 2020 and September 28, 2019, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane.  The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  In this regard, the Partnership’s natural gas and electricity business is currently a defendant in a putative class action suit in the Northern District of New York. The complaint alleges a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The complaint was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed.  Based on the nature of the allegations in the suit, the Partnership believes that the suit is without merit and is defending against it vigorously. With respect to this pending suit, the Partnership has determined, based on the allegations and discovery to date, that no reserve for a loss contingency is required.  The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from the action. Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

During the first quarter of fiscal 2020, the Partnership recorded a charge of $5,000 for the settlement of certain product liability and other legal matters.  The settled claims were paid in the second quarter of fiscal 2020.

COVID-19 Pandemic.  The impact of the COVID-19 pandemic continues to evolve subsequent to the year ended September 26, 2020.  Although the Partnership believes the financial information included herein properly reflects all facts known at this time, the Partnership is unable to estimate the full financial impact of this pandemic at this time.  The Partnership’s supply chain, including its suppliers and business partners, has not been materially impacted and the Partnership has been able to acquire sufficient supplies of the products it sells.  Additionally, the Partnership continues to obtain the necessary liquidity to sustain its operations through collections of accounts receivable as well as access to its Revolving Credit Facility available under the Credit Agreement.  The Partnership will continue to actively monitor and manage the economic impact of the COVID-19 pandemic and ensure new information is reflected within future financial information.

15.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $25,164 as of September 26, 2020.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 26, 2020 and September 28, 2019.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 26, 2020, September 28, 2019 and September 29, 2018:

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Pension Benefits
Balance, beginning of period	$(33,733)	$(33,180)	$(37,311)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	(3,052)	(4,019)	448
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	1,051	—	—
Amortization of net loss (1)	3,448	3,466	3,683
Other comprehensive (loss) income	1,447	(553)	4,131
Balance, end of period	$(32,286)	$(33,733)	$(33,180)

Postretirement Benefits
Balance, beginning of period	$7,547	$8,510	$8,499
Other comprehensive income before reclassifications:
Net change in plan obligation	247	296	1,164
Reclassifications to earnings:
Amortization of prior service credits (1)	(498)	(498)	(498)
Amortization of net gain (1)	(786)	(761)	(655)
Other comprehensive (loss) income	(1,037)	(963)	11
Balance, end of period	$6,510	$7,547	$8,510

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(26,186)	$(24,670)	$(28,812)
Other comprehensive income before reclassifications	(2,805)	(3,723)	1,612
Recognition of net actuarial loss for pension settlement	1,051	—	—
Reclassifications to earnings	2,164	2,207	2,530
Other comprehensive (loss) income	410	(1,516)	4,142
Balance, end of period	$(25,776)	$(26,186)	$(24,670)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Employee Benefit Plans”.

17.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
Revenues:
Propane	$955,143	$1,083,446	$1,153,323
Fuel oil and refined fuels	75,039	92,084	91,520
Natural gas and electricity	31,184	45,206	54,308
All other	46,531	46,969	45,262
Total revenues	$1,107,897	$1,267,705	$1,344,413

Operating income (loss):
Propane	$239,771	$254,447	$248,473
Fuel oil and refined fuels	9,338	8,489	7,605
Natural gas and electricity	7,459	8,758	12,309
All other	(20,377)	(19,516)	(20,145)
Corporate	(95,921)	(101,324)	(90,239)
Total operating income	140,270	150,854	158,003

Reconciliation to net income:
Loss on debt extinguishment	109	—	—
Interest expense, net	74,727	76,663	77,383
Other, net	4,822	4,702	4,692
(Benefit from) provision for income taxes	(146)	857	(606)
Net income	$60,758	$68,632	$76,534

Depreciation and amortization:
Propane	$106,725	$108,763	$111,460
Fuel oil and refined fuels	1,843	2,083	2,574
Natural gas and electricity	18	—	—
All other	189	196	215
Corporate	8,016	9,830	10,973
Total depreciation and amortization	$116,791	$120,872	$125,222

	As of
	September 26,	September 28,
	2020	2019
Assets:
Propane	$1,934,960	$1,904,344
Fuel oil and refined fuels	47,063	44,279
Natural gas and electricity	10,594	11,907
All other	18,733	2,950
Corporate	35,903	34,868
Total assets	$2,047,253	$1,998,348

18.	Subsequent Event

On November 12, 2020, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in North Carolina for $7,685, including $1,250 for non-compete consideration, plus working capital acquired. The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 26, 2020, September 28, 2019 and September 29, 2018	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 29, 2018
Allowance for doubtful accounts	$3,044	$4,443	$—	$(3,858)	$3,629
Valuation allowance for deferred tax assets	59,188	(1,366)	—	(19,941)	37,881
Year Ended September 28, 2019
Allowance for doubtful accounts	$3,629	$2,580	$—	$(3,636)	$2,573
Valuation allowance for deferred tax assets	37,881	115	—	—	37,996
Year Ended September 26, 2020
Allowance for doubtful accounts	$2,573	$3,855	$—	$(1,955)	$4,473
Valuation allowance for deferred tax assets	37,996	(298)	—	—	37,698

(a)	Represents amounts that did not impact earnings.

S-2