Form 10-Q
period 2020-12-26
SUBURBAN PROPANE PARTNERS LP
filed 2021-02-04
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2020

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

At February 1, 2021, there were 62,522,183 Common Units of Suburban Propane Partners, L.P. outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”).  Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “could,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties.  These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”).  The risks and uncertainties that could impact the Partnership’s results include, but are not limited to, the following risks:

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 26,	September 26,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,313	$3,140
Accounts receivable, less allowance for doubtful accounts of $4,369 and $4,473, respectively	106,913	55,441
Inventories	56,383	46,869
Other current assets	19,931	10,508
Total current assets	188,540	115,958
Property, plant and equipment, net	590,012	597,454
Operating lease right-of-use assets	125,841	119,594
Goodwill	1,107,026	1,103,781
Other intangible assets, net	72,911	84,140
Other assets	25,941	26,326
Total assets	$2,110,271	$2,047,253
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,573	$31,985
Accrued employment and benefit costs	22,953	35,214
Customer deposits and advances	93,422	104,427
Operating lease liabilities	27,822	26,436
Other current liabilities	52,822	46,454
Total current liabilities	252,592	244,516
Long-term borrowings	1,240,881	1,210,176
Accrued insurance	53,380	57,542
Operating lease liabilities	97,524	92,668
Other liabilities	82,732	79,970
Total liabilities	1,727,109	1,684,872
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,522 and 62,146 units issued and outstanding at December 26, 2020 and September 26, 2020, respectively)	408,345	388,157
Accumulated other comprehensive loss	(25,183)	(25,776)
Total partners’ capital	383,162	362,381
Total liabilities and partners’ capital	$2,110,271	$2,047,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 26,	December 28,
	2020	2019
Revenues
Propane	$268,624	$285,425
Fuel oil and refined fuels	15,750	25,891
Natural gas and electricity	6,876	8,721
All other	13,941	13,841
	305,191	333,878
Costs and expenses
Cost of products sold	103,379	118,600
Operating	97,979	106,876
General and administrative	18,130	19,274
Depreciation and amortization	28,017	29,274
	247,505	274,024
Operating income	57,686	59,854
Interest expense, net	18,135	19,072
Other, net	1,078	978
Income before provision for (benefit from) income taxes	38,473	39,804
Provision for (benefit from) income taxes	496	(359)
Net income	$37,977	$40,163
Net income per Common Unit - basic	$0.61	$0.65
Weighted average number of Common Units outstanding - basic	62,544	62,142
Net income per Common Unit - diluted	$0.61	$0.64
Weighted average number of Common Units outstanding - diluted	62,741	62,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 26,	December 28,
	2020	2019
Net income	$37,977	$40,163
Amortization of net actuarial losses and prior service credits into earnings	593	541
Other comprehensive income	593	541
Total comprehensive income	$38,570	$40,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 26,	December 28,
	2020	2019
Cash flows from operating activities:
Net income	$37,977	$40,163
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28,017	29,274
Compensation costs recognized under Restricted Unit Plans	2,358	2,562
Other, net	724	(261)
Changes in assets and liabilities:
Accounts receivable	(51,472)	(63,999)
Inventories	(9,514)	(7,355)
Other current and noncurrent assets	(14,889)	(4,094)
Accounts payable	23,831	41,585
Accrued employment and benefit costs	(12,261)	(10,713)
Customer deposits and advances	(11,005)	(13,801)
Contributions to defined benefit pension plan	—	(1,015)
Other current and noncurrent liabilities	10,468	3,266
Net cash provided by operating activities	4,234	15,612
Cash flows from investing activities:
Capital expenditures	(5,812)	(13,039)
Investment in and acquisition of businesses	(6,078)	(21,049)
Proceeds from sale of property, plant and equipment	676	862
Net cash (used in) investing activities	(11,214)	(33,226)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	93,900	129,700
Repayments of borrowings under revolving credit facility	(63,700)	(68,700)
Partnership distributions	(18,644)	(37,041)
Other, net	(2,403)	(2,869)
Net cash provided by financing activities	9,153	21,090
Net increase in cash and cash equivalents	2,173	3,476
Cash and cash equivalents at beginning of period	3,140	2,441
Cash and cash equivalents at end of period	$5,313	$5,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 26, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,146	$388,157	$(25,776)	$362,381
Net Income		37,977		37,977
Other comprehensive income			593	593
Partnership distributions		(18,644)		(18,644)
Common Units issued under Restricted Unit Plans	376	(1,503)		(1,503)
Compensation costs recognized under Restricted Unit Plans		2,358		2,358
Balance, end of period	62,522	$408,345	$(25,183)	$383,162

	Three Months Ended December 28, 2019
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,735	$450,124	$(26,186)	$423,938
Net Income		40,163		40,163
Other comprehensive income			541	541
Partnership distributions		(37,041)		(37,041)
Common Units issued under Restricted Unit Plans	335	(1,729)		(1,729)
Compensation costs recognized under Restricted Unit Plans		2,562		2,562
Balance, end of period	62,070	$454,079	$(25,645)	$428,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,522,016 Common Units outstanding at December 26, 2020.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Business Combinations.  The Partnership accounts for business combinations using the acquisition method and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets.  The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Partnership, and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset.  Identifiable intangible assets with finite lives are amortized over their useful lives.  The results of operations of acquired businesses are included in the condensed consolidated financial statements from the acquisition date.  The Partnership expenses all acquisition-related costs as incurred.

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

Recently Adopted Accounting Pronouncements. On the first day of fiscal 2021, the Partnership adopted the guidance under Accounting Standards Update (“ASU”) ASU 2017-04 “Simplifying the Test for Goodwill Impairment” (“Topic 350”). This update eliminated the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  In testing goodwill for impairment, an entity may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment indicates that goodwill impairment is more likely than not, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The initial adoption of Topic 350 did not have an impact on the Partnership’s condensed consolidated financial statements.

On the first day of fiscal 2021, the Partnership adopted the guidance under ASU 2016-13 “Financial Instruments - Measurement of Credit Losses on Financial Instruments” (“Topic 326”), including the related amendments thereto.  The new guidance introduced an approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The Partnership adopted the guidance under Topic 326 using a modified retrospective transition approach for all financial instruments existing at, or entered into after, the date of initial application. The adoption of Topic 326 did not have a material impact on the Partnership’s condensed consolidated financial statements.

3.	Disaggregation of Revenue

The following table disaggregates revenue for each customer type.  See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 88%, 5% and 3%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	December 26,	December 28,
	2020	2019
Retail
Residential	$174,711	$196,886
Commercial	79,440	83,335
Industrial	25,795	26,599
Agricultural	11,138	12,895
Government	11,900	14,149
Wholesale	2,207	14
Total revenues	$305,191	$333,878

The Partnership recognized $32,419 and $32,676 of revenue during the three months ended December 26, 2020 and December 28, 2019, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $6,102 and $4,700 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 26, 2020 and September 26, 2020, respectively.

4.	Investments in and Acquisition of Businesses

On November 12, 2020, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in North Carolina for $7,685, including $1,250 for non-compete consideration, plus working capital acquired.  As of December 26, 2020, $5,300 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The preliminary purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

On September 17, 2020, the Operating Partnership purchased a 39% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased a secured convertible note issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. These investments were made in line with the Partnership’s green initiatives focused on innovative solutions to reduce greenhouse gas emissions. The equity investment in Oberon is being accounted for under the equity method of accounting.

During the first quarter of fiscal 2021, the Operating Partnership purchased an additional secured convertible note issued by Oberon as they reached certain development milestones as stated in the agreement.

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

From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first quarter of fiscal 2021 or in fiscal 2020.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 26, 2020 and September 26, 2020, respectively:

	As of December 26, 2020		As of September 26, 2020
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,729	Other current assets	$1,066
	Other assets	198	Other assets	461
		$5,927		$1,527

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,704	Other current liabilities	$2,684
	Other liabilities	—	Other liabilities	—
		$2,704		$2,684

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	December 26, 2020		December 28, 2019
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$—	$419	$—
Beginning balance realized during the period	—	—	(234)	—
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	—	—	(181)	—
Ending balance of over-the-counter options	$—	$—	$4	$—

As of December 26, 2020 and September 26, 2020, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately three and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 26, 2020 and December 28, 2019 are as follows:

	Three Months Ended December 26, 2020		Three Months Ended December 28, 2019
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$4,855	Cost of products sold	$2,776

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 26, 2020			As of September 26, 2020
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$8,046	$(2,119)	$5,927	$6,836	$(5,309)	$1,527
Liability Derivatives
Commodity-related derivatives	$4,823	$(2,119)	$2,704	$7,993	$(5,309)	$2,684

The Partnership had $-0- and $4,718 posted cash collateral as of December 26, 2020 and September 26, 2020, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	December 26,	September 26,
	2020	2020
5.5% senior notes due June 1, 2024	$535,500	$531,563
5.75% senior notes due March 1, 2025	255,938	255,625
5.875% senior notes due March 1, 2027	364,893	360,063
	$1,156,331	$1,147,251

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 26,	September 26,
	2020	2020
Propane, fuel oil and refined fuels and natural gas	$53,516	$44,362
Appliances	2,867	2,507
	$56,383	$46,869

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of fiscal July of each year, or when an event occurs or circumstances change that would indicate potential impairment.

The Partnership has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform an impairment test.

Under an impairment test, the Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit.  Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.  If the fair value of the reporting unit exceeds its carrying value, the goodwill associated with the reporting unit is not considered to be impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value, up to the amount of goodwill allocated to the reporting unit.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Fiscal 2021 Activity
Goodwill acquired (1)	$3,245	$—	$—	$3,245

Balance as of December 26, 2020
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Other intangible assets consist of the following:

	As of
	December 26,	September 26,
	2020	2020
Customer relationships (1)	$519,374	$517,676
Non-compete agreements (1)	38,940	37,690
Other	1,967	1,967
	560,281	557,333
Less: accumulated amortization
Customer relationships	(453,255)	(439,507)
Non-compete agreements	(32,560)	(32,154)
Other	(1,555)	(1,532)
	(487,370)	(473,193)
	$72,911	$84,140
(1)	Reflects the impact from acquisitions (See Note 4).

8.	Leases

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

Some leases include one or more options to renew at the Partnership’s discretion, with renewal terms that can extend the lease from one to fifteen additional years.  The renewal options are included in the measurement of the right-of-use assets and lease liabilities if the Partnership is reasonably certain to exercise the renewal options.  Short-term leases are leases having an initial term of twelve months or less.  The Partnership recognizes expenses for short-term leases on a straight-line basis, includes future minimum lease payments in the table below and does not record a lease asset or lease liability for such leases.

The Partnership elected the following practical expedients related to Topic 842: (1) a package of practical expedients that allows the Partnership to not reassess: (a) whether expired or existing contracts contained leases; (b) the lease classification for expired or existing leases; and (c) the initial direct costs for existing leases; (2) for all underlying asset classes, an expedient that allows the Partnership to not apply the recognition requirements to short-term leases and account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that allows the Partnership to not evaluate land easements that existed or expired before the Partnership’s fiscal 2020 adoption of Topic 842, and that were not previously accounted for as leases.

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment. See Note 14, “Guarantees” for more information.

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of December 26, 2020.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended	Three Months Ended
	December 26, 2020	December 28, 2019
Lease expense	$8,933	$7,262

Other information:
Cash payments for operating leases	8,941	7,410
Right-of-use assets obtained in exchange for new operating lease liabilities	12,387	5,331
Weighted-average remaining lease term	6.4 years	6.7 years
Weighted-average discount rate	5.3%	5.2%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of December 26, 2020:

Fiscal Year	Operating Leases
2021 (remaining)	$26,203
2022	31,463
2023	26,316
2024	20,415
2025	15,971
2026 and thereafter	28,985
Total future minimum lease payments	$149,353
Less: interest	(23,280)
Total lease obligations	$126,073

9.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 196,729 and 272,326 units for the three months ended December 26, 2020 and December 28, 2019, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 26,	September 26,
	2020	2020
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 5, 2025	124,800	94,600
	1,249,800	1,219,600

Less: unamortized debt issuance costs	(8,919)	(9,424)
	$1,240,881	$1,210,176

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $124,800 and $94,600 was outstanding as of December 26, 2020 and September 26, 2020, respectively.  The Revolving Credit Facility matures on the earlier of (a) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes (unless the notes have been refinanced prior to such date) and (b) March 5, 2025.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of December 26, 2020, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.5%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 26, 2020, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $53,612 which expire periodically through November 1, 2021.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of December 26, 2020.

The aggregate amounts of long-term debt maturities subsequent to December 26, 2020 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $649,800; fiscal 2025: $250,000; and thereafter: $350,000.

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

On January 21, 2021, the Partnership announced a quarterly distribution of $0.30 per Common Unit, or $1.20 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2021, payable on February 9, 2021 to holders of record on February 2, 2021.

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

During the three months ended December 26, 2020, the Partnership awarded 748,159 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $10,858.  The following is a summary of activity for the Restricted Unit Plans for the three months ended December 26, 2020:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2020	961,816	$17.60
Awarded	748,159	14.51
Forfeited	(1,750)	(15.24)
Vested (1)	(465,897)	(18.64)
Outstanding December 26, 2020	1,242,328	$15.35

(1)

During fiscal 2021, the Partnership withheld 90,284 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 26, 2020, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $11,368.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three months ended December 26, 2020 and December 28, 2019 was $2,358 and $2,563, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three months ended December 26, 2020 and December 28, 2019 was $207 and $304, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP”) (collectively “the LTIPs”).  The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The 2014 LTIP document governs the terms and conditions of the outstanding fiscal 2019 and fiscal 2020 awards and the 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 award and any awards granted in fiscal years thereafter.  The level of compensation earned under the 2014 LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the 2014 LTIP document, for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership.  The level of compensation earned under the 2021 LTIP is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors, over the three-year measurement period, each of which are defined and described in the 2021 LTIP document.

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three months ended December 26, 2020 and December 28, 2019 was $1,820 and $1,991, respectively.  As of December 26, 2020, and September 26, 2020, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $6,185 and $7,718, respectively, related to estimated future payments under the LTIPs.  In the first quarter of fiscal 2021, cash payouts totaling $3,354 were made relating to the fiscal 2018 award granted under the 2014 LTIP.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of December 26, 2020 and September 26, 2020, the Partnership had accrued liabilities of $69,120 and $72,942, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,572 as of December 26, 2020 and September 26, 2020.

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

COVID-19 Pandemic.  The impact of the COVID-19 pandemic continues to evolve.  Although the Partnership believes the financial information included herein properly reflects all facts known at this time, the Partnership is unable to estimate the full financial impact of this pandemic at this time.  The Partnership’s supply chain, including its suppliers and business partners, has not been materially impacted and the Partnership has been able to acquire sufficient supplies of the products it sells.  Additionally, the Partnership continues to obtain the necessary liquidity to sustain its operations through collections of accounts receivable as well as access to its Revolving Credit Facility available under the Credit Agreement.  The Partnership will continue to actively monitor and manage the economic impact of the COVID-19 pandemic and ensure new information is reflected within future financial information.

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $27,511 as of December 26, 2020.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 26, 2020 and September 26, 2020.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 26,	December 28,
	2020	2019
Interest cost	$534	$720
Expected return on plan assets	(319)	(320)
Amortization of net loss	898	862
Net periodic benefit cost	$1,113	$1,262

	Postretirement Benefits
	Three Months Ended
	December 26,	December 28,
	2020	2019
Interest cost	$19	$37
Amortization of prior service credits	(124)	(124)
Amortization of net (gain)	(181)	(197)
Net periodic benefit cost	$(286)	$(284)

The Partnership expects to contribute approximately $6,250 to the defined benefit pension plan during fiscal 2021.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2021 is $843, of which $165 was contributed during the three months ended December 26, 2020. The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 26, 2020 and September 26, 2020, the Partnership’s estimated obligation to these MEPPs was $20,137 and $20,396, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
	December 26,	December 28,
	2020	2019
Pension Benefits
Balance, beginning of period	$(32,286)	$(33,733)
Reclassifications to earnings:
Amortization of net loss (1)	898	862
Other comprehensive income	898	862
Balance, end of period	$(31,388)	$(32,871)

Postretirement Benefits
Balance, beginning of period	$6,510	$7,547
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(305)	(321)
Other comprehensive loss	(305)	(321)
Balance, end of period	$6,205	$7,226

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(25,776)	$(26,186)
Reclassifications to earnings	593	541
Other comprehensive income	593	541
Balance, end of period	$(25,183)	$(25,645)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

As described in Note 1, “Partnership Organization and Formation”, the earnings of the Corporate Entities are subject to U.S. corporate level income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of certain NOLs, which is defined and explained below, that arose after the enactment of the Tax Cuts and Jobs Act (“2017 Act”)) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings.  Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

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

In the case of a corporation, the 2017 Act made Alternative Minimum Tax (“AMT”) credit carryforwards fully refundable without regard to future taxable income. As of December 26, 2020, all AMT credit carryforwards have been refunded.  In addition, also as a result of the 2017 Act, NOLs generated beginning in 2018 may be carried forward indefinitely.  As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act, which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020.

18.	Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment.  The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 26,	December 28,
	2020	2019
Revenues:
Propane	$268,624	$285,425
Fuel oil and refined fuels	15,750	25,891
Natural gas and electricity	6,876	8,721
All other	13,941	13,841
Total revenues	$305,191	$333,878
Operating income (loss):
Propane	$83,604	$86,122
Fuel oil and refined fuels	2,625	2,728
Natural gas and electricity	1,959	2,229
All other	(5,061)	(5,387)
Corporate	(25,441)	(25,838)
Total operating income	57,686	59,854

Reconciliation to net income:
Interest expense, net	18,135	19,072
Other, net	1,078	978
Provision for (benefit from) income taxes	496	(359)
Net income	$37,977	$40,163
Depreciation and amortization:
Propane	$25,691	$26,980
Fuel oil and refined fuels	400	507
Natural gas and electricity	6	—
All other	47	47
Corporate	1,873	1,740
Total depreciation and amortization	$28,017	$29,274

	As of
	December 26,	September 26,
	2020	2020
Assets:
Propane	$1,981,099	$1,934,960
Fuel oil and refined fuels	50,143	47,063
Natural gas and electricity	11,935	10,594
All other	19,639	18,733
Corporate	47,455	35,903
Total assets	$2,110,271	$2,047,253

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 26, 2020.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, the COVID-19 pandemic has impacted our operating results and financial condition, which we are managing.  As with most businesses in the current pandemic environment, our performance can be expected to remain impacted as, and to the extent, the pandemic continues and there are ongoing restrictions on business activity. Our business is furthermore subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2020 and in this Quarterly Report.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, and uncertainty about conditions that will prevail in the months ahead. Certain of our commercial and industrial customers have temporarily curtailed or suspended operations in light of the pandemic, many in response to temporary governmental measures seeking to manage the spread and impact of the COVID-19 virus.  As a result, we experienced lower revenues in certain customer sectors, and we are closely monitoring credit and collections activities.  Notwithstanding those challenges, we have also experienced an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions.  We took decisive action to adapt our business model and modify our operating protocols in order to help protect the health and safety of our employees, while ensuring seamless delivery of our essential services to the customers and communities we serve.  We have also seen restrictions on our ability to decline business or to enforce our collection rights with respect to certain customers who refuse to pay for or negotiate a payment plan for products or services rendered in certain states in which we operate.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.  We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to evaluate the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we navigate through the fiscal 2021 heating season and beyond.

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

During the first quarter of fiscal 2021, the wholesale cost of propane was rising, primarily due to a decline in U.S. propane inventory levels resulting from an increase in propane exports, among other things.  According to the Energy Information Administration, U.S. inventory levels at the end of December 2020 were 75.2 million barrels, which was 9% lower than December 2019 levels, but 2% above the 5-year average for December.  Average posted propane prices (basis Mont Belvieu, Texas) were 14.9%

higher than both the prior year first quarter and the prior sequential quarter.  Consistent with our established practice, we adjusted customer pricing accordingly as market conditions allow.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2021 was $38.0 million, or $0.61 per Common Unit, compared to net income of $40.2 million, or $0.65 per Common Unit, in the prior year first quarter.   Excluding the effects of non-cash items, including the equity in earnings of an unconsolidated affiliate and unrealized mark-to-market adjustments on derivative instruments in both years, adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) amounted to $80.0 million for the first quarter of fiscal 2021, compared to $85.4 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2021 of 111.7 million gallons decreased 7.8% compared to the prior year first quarter.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the first quarter of fiscal 2021 were 13% warmer than normal and 9% warmer than the prior year first quarter. The decrease in heating degree days compared to the prior year were concentrated in the months of October and November as average temperatures for the two-month period were 20% warmer than the prior year and 18% warmer than normal.  For the month of December 2020, average temperatures were 9% warmer than normal and comparable to December 2019.  The unseasonably warm temperatures were widespread and experienced across nearly all of our service territories, particularly in our east coast and mid-west markets.

Revenues in the first quarter of fiscal 2021 of $305.2 million decreased $28.7 million, or 8.6%, compared to the prior year first quarter, primarily due to lower propane volumes sold, offset somewhat by higher retail selling prices associated with higher wholesale product costs for propane.  Average posted propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2021 were 14.9% higher than both the prior year first quarter and the prior sequential quarter.   Cost of products sold for the first quarter of fiscal 2021 of $103.4 million decreased $15.2 million, or 12.8%, compared to the prior year first quarter, primarily due to lower propane volumes sold, partially offset by higher propane wholesale product costs.  Cost of products sold included a $4.9 million unrealized non-cash gain in the fiscal 2021 first quarter, compared to a $2.8 million unrealized non-cash gain in the prior year first quarter. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $116.1 million for the first quarter of fiscal 2021 decreased $10.0 million, or 8.0%, compared to the prior year first quarter, primarily due to lower variable volume-related operating costs, savings from various cost containment efforts, including lower payroll and benefit-related costs, and lower variable compensation expenses.  The prior year first quarter included a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters.

During the first quarter of fiscal 2021, we closed on an acquisition of a well-run retail propane business located in a strategic market on the east coast for a total purchase price of $7.7 million, excluding working capital acquired.  Borrowings outstanding under our Revolving Credit Facility at the end of the fiscal 2021 first quarter were $49.7 million lower than as of the end of the prior year first quarter, and our Consolidated Leverage Ratio for the trailing twelve month period ended December 26, 2020 was 4.86x.

As previously announced on January 21, 2021, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.30 per Common Unit effective for the distribution payable in respect of the first quarter of fiscal 2021.  This distribution is payable on February 9, 2021 to Common Unitholders of record as of February 2, 2021.

Our anticipated cash requirements for the remainder of fiscal 2021 include: (i) maintenance and growth capital expenditures of approximately $29.2 million; (ii) interest and income tax payments of approximately $53.4 million; and (iii) cash distributions of approximately $56.4 million to our Common Unitholders based on the quarterly distribution rate of $0.30 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

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

•	We are experiencing a slowdown in the rate of cash collections, and a higher amount of bad debts, from certain customers as they deal with their own economic uncertainties;

•

In certain states, restrictions were placed on our business that would otherwise allow us to decline or refuse to service certain customers who have not or are unwilling to pay for product delivered or services rendered;

•	There may be potential disruptions in the propane supply chain resulting from a lower demand outlook for crude oil, and the resultant impact on propane and fuel oil production and logistics; and
•

The potential for increasing costs to implement additional measures to help protect our employees, customers and local communities as state and federal governments provide and update guidance on workplace safety protocols.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet and reduce our cash requirements, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the 2021 fiscal year, there remains significant uncertainty regarding the length of the economic slowdown and the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

Three Months Ended December 26, 2020 Compared to Three Months Ended December 28, 2019

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 26,	December 28,	(Decrease)	(Decrease)
	2020	2019	Increase	Increase
Revenues
Propane	$268,624	$285,425	$(16,801)	(5.9)%
Fuel oil and refined fuels	15,750	25,891	(10,141)	(39.2)%
Natural gas and electricity	6,876	8,721	(1,845)	(21.2)%
All other	13,941	13,841	100	0.7%
Total revenues	$305,191	$333,878	$(28,687)	(8.6)%
Retail gallons sold
Propane	111,683	121,151	(9,468)	(7.8)%
Fuel oil and refined fuels	6,406	8,437	(2,031)	(24.1)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories during the first quarter of fiscal 2021 were 13% and 9% warmer than normal and the prior year first quarter, respectively.  The decrease in heating degree days compared to the prior year were concentrated in the months of October and November as average temperatures for the two-month period were 20% warmer than the same period of the prior year and 18% warmer than normal, which contributed to lower customer demand for heating needs.  The unseasonably warm temperatures were widespread and experienced across nearly all of our service territories, particularly in our east coast and mid-west markets.  The adverse impact of warmer weather and the economic slowdown resulting from the COVID-19 pandemic on customer demand, including the temporary suspension of business operations with certain commercial and industrial customers was partially offset by an increase in demand in our residential and certain other customer segments resulting from voluntary and involuntary stay-at-home initiatives and for outdoor temporary heat.

Revenues from the distribution of propane and related activities of $268.6 million decreased $16.8 million, or 5.9%, compared to the prior year, primarily due to a decrease in volumes sold, offset to an extent by slightly higher average retail selling prices.  Retail propane gallons sold decreased 9.5 million gallons, or 7.8%, compared to the prior year, resulting in a $22.3 million decrease in revenues.  Average propane selling prices increased 1.3% compared to the prior year, reflecting higher average wholesale costs, resulting in a $3.3 million increase in revenues.  Included within the propane segment are revenues from other propane activities, which increased $2.2 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $15.8 million were $10.1 million, or 39.2%, lower than the prior year, primarily due to lower volume sold and lower average retail selling prices.  Fuel oil and refined fuels gallons sold decreased 2.0 million gallons, or 24.1%, primarily due to the warmer weather across our service territories in the northeast, resulting in a $6.2 million decrease in revenues.  Average fuel oil and refined fuels selling prices decreased 20.0% compared to the prior year, reflecting lower average wholesale costs, resulting in a $3.9 million decrease in revenues.

Revenues in our natural gas and electricity segment of $6.9 million were $1.8 million, or 21.2%, lower than the prior year, primarily due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission to reregulate this segment of our business, as well as lower usage due to warmer weather.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	December 26,	December 28,		Percent
	2020	2019	Decrease	Decrease
Cost of products sold
Propane	$87,181	$91,677	$(4,496)	(4.9)%
Fuel oil and refined fuels	8,671	17,577	(8,906)	(50.7)%
Natural gas and electricity	3,391	4,882	(1,491)	(30.5)%
All other	4,136	4,464	(328)	(7.3)%
Total cost of products sold	$103,379	$118,600	$(15,221)	(12.8)%
As a percent of total revenues	33.9%	35.5%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 14.9% higher while fuel oil prices were 34.1% lower than the prior year first quarter.  The net change in the fair value of derivative instruments resulted in a $4.9 million unrealized non-cash gain in the first quarter of fiscal 2021 compared to a $2.8 million unrealized non-cash gain in the prior year quarter, resulting in a decrease of $2.1 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $87.2 million decreased $4.5 million, or 4.9%, compared to the prior year first quarter, primarily due to lower volumes sold, offset to an extent by higher average wholesale costs. Lower volumes sold contributed to a decrease in cost of products sold of $7.3 million, and higher average wholesale costs contributed to an increase in cost of products sold of $4.1 million.  Included within the propane segment are costs from other propane activities which increased $0.8 million compared to the prior year, as well as the $2.1 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $8.7 million decreased $8.9 million, or 50.7%, compared to the prior year first quarter.  Lower average wholesale costs and lower volumes sold led to decreases in costs of products sold of $4.7 million and $4.2 million, respectively.

Cost of products sold in our natural gas and electricity segment of $3.4 million decreased $1.5 million, or 30.5%, compared to the prior year primarily due to lower usage for electricity and natural gas, offset to an extent by higher natural gas wholesale costs.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 26,	December 28,		Percent
	2020	2019	Decrease	Decrease
Operating expenses	$97,979	$106,876	$(8,897)	(8.3)%
As a percent of total revenues	32.1%	32.0%

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

Operating expenses of $98.0 million for the first quarter of fiscal 2021 decreased $8.9 million, or 8.3%, compared to the prior year first quarter, primarily due to a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters in the prior year first quarter, and lower variable volume-related operating costs coupled with savings from various cost containment efforts, including lower payroll and benefit-related costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 26,	December 28,		Percent
	2020	2019	Decrease	Decrease
General and administrative expenses	$18,130	$19,274	$(1,144)	(5.9)%
As a percent of total revenues	5.9%	5.8%

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

General and administrative expenses of $18.1 million for the first quarter of fiscal 2021 decreased $1.1 million, or 5.9%, compared to the prior year first quarter, primarily due to savings from various cost containment efforts and lower variable compensation costs.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 26,	December 28,		Percent
	2020	2019	Decrease	Decrease
Depreciation and amortization	$28,017	$29,274	$(1,257)	(4.3)%
As a percent of total revenues	9.2%	8.8%

Depreciation and amortization expense of $28.0 million for the first quarter of fiscal 2021 decreased $1.3 million, or 4.3%, compared to the prior year quarter, primarily due to accelerated depreciation expense recorded in the prior year for assets taken out of service, coupled with lower levels of capital expenditures.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 26,	December 28,		Percent
	2020	2019	Decrease	Decrease
Interest expense, net	$18,135	$19,072	$(937)	(4.9)%
As a percent of total revenues	5.9%	5.7%

Net interest expense of $18.1 million in the first quarter of fiscal 2021 decreased $0.9 million compared to the prior year quarter, primarily due to a decrease in benchmark interest rates on borrowings under our Revolving Credit Facility coupled with a lower average level of borrowings outstanding.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 26,	December 28,
	2020	2019
Net income	$37,977	$40,163
Add:
Provision for (benefit from) income taxes	496	(359)
Interest expense, net	18,135	19,072
Depreciation and amortization	28,017	29,274
EBITDA	84,625	88,150
Unrealized non-cash (gains) on changes in fair value of derivatives	(4,855)	(2,776)
Equity in earnings of unconsolidated affiliate	251	—
Adjusted EBITDA	$80,021	$85,374

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2021 decreased $11.4 million compared to the prior year first quarter, primarily due to a larger increase in working capital compared to the prior year, stemming from an increase in average wholesale costs of propane, coupled with lower earnings (discussed above). Given the seasonal nature of the propane and fuel oil businesses, working capital requirements typically peak towards the end of the heating season, after which accounts receivable becomes a significant source of cash from operating activities.

Investing Activities.  Net cash used in investing activities of $11.2 million for the first quarter of fiscal 2021 consisted of capital expenditures of $5.8 million (including approximately $3.0 million to support the growth of operations and $2.8 million for maintenance expenditures), $6.1 million used to fund the acquisition of a retail propane business and an additional investment in Oberon Fuels (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $0.7 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $33.2 million for the first quarter of fiscal 2020 consisted of capital expenditures of $13.0 million (including approximately $8.6 million to support the growth of operations and $4.4 million for maintenance expenditures), and $21.0 million used to fund the acquisitions of two retail propane businesses, partially offset by approximately $0.8 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the first quarter of fiscal 2021 reflected $30.2 million in net borrowings under the Revolving Credit Facility which were used to fund a portion of our seasonal working capital needs and the acquisition and investment noted above, offset to an extent by $18.6 million paid for the quarterly distributions to Common Unitholders at a rate of $0.30 per Common Unit paid in respect of the fourth quarter of fiscal 2020 and other financing activities of $2.4 million.

Net cash provided by financing activities for the first quarter of fiscal 2020 reflected $61.0 million in net borrowings under the Revolving Credit Facility, which were used to fund a portion of our seasonal working capital needs and two acquisitions, offset to an extent by $37.0 million paid for the quarterly distributions to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2019 and other financing activities of $2.9 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 26, 2020, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $124.8 million outstanding under our Revolving Credit Facility.  See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve-month period ended December 26, 2020, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of December 26, 2020, our borrowing capacity under the Revolving Credit Facility was $230.0 million.

The aggregate amounts of long-term debt maturities subsequent to December 26, 2020 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $649.8 million; fiscal 2025: $250.0 million; and thereafter: $350.0 million.

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

On January 21, 2021, we announced a quarterly distribution of $0.30 per Common Unit, or $1.20 on an annualized basis, in respect of the first quarter of fiscal 2021, payable on February 9, 2021 to holders of record on February 2, 2021.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At December 26, 2020, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $35.4 million and $8.8 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 26, 2020, we had accrued insurance liabilities of $69.1 million, and a receivable of $17.6 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At December 26, 2020, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of December 26, 2020.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 26, 2020 indicates a decrease in potential future net gains of $2.7 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 26, 2020.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 26, 2020, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 26, 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended December 26, 2020 of its Common Units:
			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 27, 2020 through October 24, 2020	—	—	N/A	N/A
October 25, 2020 through November 21, 2020	90,284	16.65	N/A	N/A
November 22, 2020 through December 26, 2020	—	—	N/A	N/A
Total	90,284	$16.65	N/A	N/A
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

SUBURBAN PROPANE PARTNERS, L.P.

February 4, 2021	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 4, 2021	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller