Form 10-Q
period 2021-03-27
SUBURBAN PROPANE PARTNERS LP
filed 2021-05-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2021

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

At May 3, 2021, there were 62,529,235 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 27,	September 26,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,729	$3,140
Accounts receivable, less allowance for doubtful accounts of $4,482 and $4,473, respectively	145,442	55,441
Inventories	57,020	46,869
Other current assets	20,652	10,508
Total current assets	229,843	115,958
Property, plant and equipment, net	584,529	597,454
Operating lease right-of-use assets	123,985	119,594
Goodwill	1,107,026	1,103,781
Other intangible assets, net	58,923	84,140
Other assets	24,428	26,326
Total assets	$2,128,734	$2,047,253
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$62,495	$31,985
Accrued employment and benefit costs	32,832	35,214
Customer deposits and advances	54,493	104,427
Operating lease liabilities	28,094	26,436
Other current liabilities	59,595	46,454
Total current liabilities	237,509	244,516
Long-term borrowings	1,172,786	1,210,176
Accrued insurance	52,728	57,542
Operating lease liabilities	95,344	92,668
Other liabilities	75,019	79,970
Total liabilities	1,633,386	1,684,872
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,529 and 62,146 units issued and outstanding at March 27, 2021 and September 26, 2020, respectively)	519,368	388,157
Accumulated other comprehensive loss	(24,020)	(25,776)
Total partners’ capital	495,348	362,381
Total liabilities and partners’ capital	$2,128,734	$2,047,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 27,	March 28,
	2021	2020
Revenues
Propane	$481,328	$347,686
Fuel oil and refined fuels	32,011	31,502
Natural gas and electricity	10,750	10,198
All other	13,149	11,669
	537,238	401,055
Costs and expenses
Cost of products sold	231,567	150,118
Operating	109,188	110,588
General and administrative	21,980	13,436
Depreciation and amortization	27,346	29,288
	390,081	303,430
Operating income	147,157	97,625
Loss on debt extinguishment	—	109
Interest expense, net	18,092	19,176
Other, net	1,582	979
Income before provision for income taxes	127,483	77,361
Provision for income taxes	267	—
Net income	$127,216	$77,361
Net income per Common Unit - basic	$2.03	$1.24
Weighted average number of Common Units outstanding - basic	62,744	62,325
Net income per Common Unit - diluted	$2.02	$1.23
Weighted average number of Common Units outstanding - diluted	63,088	62,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 27,	March 28,
	2021	2020
Revenues
Propane	$749,952	$633,111
Fuel oil and refined fuels	47,761	57,393
Natural gas and electricity	17,626	18,919
All other	27,090	25,510
	842,429	734,933
Costs and expenses
Cost of products sold	334,946	268,718
Operating	207,167	217,464
General and administrative	40,110	32,710
Depreciation and amortization	55,363	58,562
	637,586	577,454
Operating income	204,843	157,479
Loss on debt extinguishment	—	109
Interest expense, net	36,227	38,248
Other, net	2,660	1,957
Income before provision for (benefit from) income taxes	165,956	117,165
Provision for (benefit from) income taxes	763	(359)
Net income	$165,193	$117,524
Net income per Common Unit - basic	$2.64	$1.89
Weighted average number of Common Units outstanding - basic	62,643	62,239
Net income per Common Unit - diluted	$2.62	$1.88
Weighted average number of Common Units outstanding - diluted	62,971	62,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Net income	$127,216	$77,361	$165,193	$117,524
Amortization of net actuarial losses and prior service credits into earnings	593	541	1,186	1,082
Recognition in earnings of net actuarial loss for pension settlement	570	—	570	—
Other comprehensive income	1,163	541	1,756	1,082
Total comprehensive income	$128,379	$77,902	$166,949	$118,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 27,	March 28,
	2021	2020
Cash flows from operating activities:
Net income	$165,193	$117,524
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	55,363	58,562
Pension settlement charge	570	—
Loss on debt extinguishment	—	109
Compensation costs recognized under Restricted Unit Plans	4,953	4,822
Other, net	1,825	681
Changes in assets and liabilities:
Accounts receivable	(89,984)	(53,708)
Inventories	(10,015)	2,405
Other current and noncurrent assets	(12,800)	(20,802)
Accounts payable	30,929	16,675
Accrued employment and benefit costs	(2,382)	(7,934)
Customer deposits and advances	(49,934)	(40,298)
Contributions to defined benefit pension plan	(3,690)	(2,030)
Other current and noncurrent liabilities	11,801	15,313
Net cash provided by operating activities	101,829	91,319
Cash flows from investing activities:
Capital expenditures	(14,271)	(20,484)
Investment in and acquisition of businesses	(6,441)	(21,471)
Proceeds from sale of property, plant and equipment	1,407	1,849
Net cash (used in) investing activities	(19,305)	(40,106)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	172,400	405,700
Repayments of borrowings under revolving credit facility	(210,800)	(374,100)
Issuance costs associated with long-term borrowings	—	(2,665)
Partnership distributions	(37,401)	(74,283)
Other, net	(3,134)	(3,111)
Net cash (used in) financing activities	(78,935)	(48,459)
Net increase in cash and cash equivalents	3,589	2,754
Cash and cash equivalents at beginning of period	3,140	2,441
Cash and cash equivalents at end of period	$6,729	$5,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 27, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,522	$408,345	$(25,183)	$383,162
Net income		127,216		127,216
Other comprehensive income			593	593
Partnership distributions		(18,757)		(18,757)
Common Units issued under Restricted Unit Plans	7	(31)		(31)
Recognition in earnings of net actuarial loss for pension settlement			570	570
Compensation costs recognized under Restricted Unit Plans		2,595		2,595
Balance, end of period	62,529	$519,368	$(24,020)	$495,348

	Three Months Ended March 28, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,070	$454,079	$(25,645)	$428,434
Net income		77,361		77,361
Other comprehensive income			541	541
Partnership distributions		(37,242)		(37,242)
Common Units issued under Restricted Unit Plans	3	(32)		(32)
Compensation costs recognized under Restricted Unit Plans		2,260		2,260
Balance, end of period	62,073	$496,426	$(25,104)	$471,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 27, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,146	$388,157	$(25,776)	$362,381
Net income		165,193		165,193
Other comprehensive income			1,186	1,186
Partnership distributions		(37,401)		(37,401)
Common Units issued under Restricted Unit Plans	383	(1,534)		(1,534)
Recognition in earnings of net actuarial loss for pension settlement			570	570
Compensation costs recognized under Restricted Unit Plans		4,953		4,953
Balance, end of period	62,529	$519,368	$(24,020)	$495,348

	Six Months Ended March 28, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,735	$450,124	$(26,186)	$423,938
Net income		117,524		117,524
Other comprehensive income			1,082	1,082
Partnership distributions		(74,283)		(74,283)
Common Units issued under Restricted Unit Plans	338	(1,761)		(1,761)
Compensation costs recognized under Restricted Unit Plans		4,822		4,822
Balance, end of period	62,073	$496,426	$(25,104)	$471,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,529,235 Common Units outstanding at March 27, 2021.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The following table disaggregates revenue for each customer type.  See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 89%, 6% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 27,	March 28,
	2021	2020
Retail
Residential	$310,930	$248,601
Commercial	128,886	95,328
Industrial	35,447	28,655
Agricultural	13,571	10,673
Government	23,572	17,787
Wholesale	24,832	12
Total revenues	$537,238	$401,055

	Six Months Ended
	March 27,	March 28,
	2021	2020
Retail
Residential	$485,641	$445,487
Commercial	208,326	178,663
Industrial	61,242	55,254
Agricultural	24,709	23,568
Government	35,472	31,935
Wholesale	27,039	26
Total revenues	$842,429	$734,933

The Partnership recognized $32,538 and $64,957 of revenue during the three and six months ended March 27, 2021, respectively, and $24,920 and $57,596 during the three and six months ended March 28, 2020, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $21,186 and $4,700 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 27, 2021 and September 26, 2020, respectively.

4.	Investments in and Acquisition of Businesses

On November 12, 2020, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in North Carolina for $7,685, including $1,250 for non-compete consideration, plus working capital acquired.  As of March 27, 2021, $5,453 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

On September 17, 2020, the Operating Partnership purchased a 39% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased a secured convertible note issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. These investments were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar which focuses on innovative solutions to reduce greenhouse gas emissions. The equity investment in Oberon is being accounted for under the equity method of accounting.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first half of fiscal 2021 or in fiscal 2020.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 27, 2021 and September 26, 2020, respectively:

	As of March 27, 2021		As of September 26, 2020
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$11,490	Other current assets	$1,066
	Other assets	44	Other assets	461
		$11,534		$1,527

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$4,440	Other current liabilities	$2,684
	Other liabilities	—	Other liabilities	—
		$4,440		$2,684

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 27, 2021		March 28, 2020
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$—	$419	$—
Beginning balance realized during the period	—	—	(387)	—
Contracts purchased during the period	750	—	—	—
Change in the fair value of outstanding contracts	—	—	(32)	—
Ending balance of over-the-counter options	$750	$—	$—	$—

As of March 27, 2021 and September 26, 2020, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 27, 2021 and March 28, 2020 are as follows:

	Three Months Ended March 27, 2021		Three Months Ended March 28, 2020
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$1,638	Cost of products sold	$(4,714)

	Six Months Ended March 27, 2021		Six Months Ended March 28, 2020
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$6,493	Cost of products sold	$(1,938)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 27, 2021			As of September 26, 2020
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$19,725	$(8,191)	$11,534	$6,836	$(5,309)	$1,527
Liability Derivatives
Commodity-related derivatives	$12,631	$(8,191)	$4,440	$7,993	$(5,309)	$2,684

The Partnership had $-0- and $4,718 posted cash collateral as of March 27, 2021 and September 26, 2020, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	March 27,	September 26,
	2021	2020
5.5% senior notes due June 1, 2024	$535,500	$531,563
5.75% senior notes due March 1, 2025	255,625	255,625
5.875% senior notes due March 1, 2027	364,350	360,063
	$1,155,475	$1,147,251

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 27,	September 26,
	2021	2020
Propane, fuel oil and refined fuels and natural gas	$54,105	$44,362
Appliances	2,915	2,507
	$57,020	$46,869

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Fiscal 2021 Activity
Goodwill acquired (1)	$3,245	$—	$—	$3,245

Balance as of March 27, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Other intangible assets consist of the following:

	As of
	March 27,	September 26,
	2021	2020
Customer relationships (1)	$519,374	$517,676
Non-compete agreements (1)	38,940	37,690
Other	1,967	1,967
	560,281	557,333
Less: accumulated amortization
Customer relationships	(466,997)	(439,507)
Non-compete agreements	(32,783)	(32,154)
Other	(1,578)	(1,532)
	(501,358)	(473,193)
	$58,923	$84,140
(1)	Reflects the impact from acquisitions (See Note 4).

8.	Leases

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of March 27, 2021.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Lease expense	$9,358	$7,673	$18,292	$14,935

Other information:
Cash payments for operating leases	9,412	7,843	18,353	15,253
Right-of-use assets obtained in exchange for new operating lease liabilities	9,377	16,114	21,764	21,445
Weighted-average remaining lease term			6.3 years	6.6 years
Weighted-average discount rate			5.3%	5.1%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of March 27, 2021:

Fiscal Year	Operating Leases
2021 (remaining)	$17,602
2022	32,382
2023	27,241
2024	21,322
2025	16,904
2026 and thereafter	30,989
Total future minimum lease payments	$146,440
Less: interest	(22,480)
Total lease obligations	$123,960

9.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 344,387 and 327,743 units for the three and six months ended March 27, 2021, respectively, and 342,384 and 339,315 for the three and six months ended March 28, 2020, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 27,	September 26,
	2021	2020
5.5% senior notes, due June 1, 2024	$525,000	$525,000
5.75% senior notes, due March 1, 2025	250,000	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
Revolving Credit Facility, due March 5, 2025	56,200	94,600
Subtotal	1,181,200	1,219,600

Less: unamortized debt issuance costs	(8,414)	(9,424)
	$1,172,786	$1,210,176

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $56,200 and $94,600 was outstanding as of March 27, 2021 and September 26, 2020, respectively.  The Revolving Credit Facility matures on the earlier of (a) the date that is ninety-one (91) days prior to maturity of the 2024 Senior Notes (unless the notes have been refinanced prior to such date) and (b) March 5, 2025.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of March 27, 2021, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.5%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 27, 2021, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $53,612 which expire periodically through January 28, 2022.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 27, 2021.

The aggregate amounts of long-term debt maturities subsequent to March 27, 2021 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $581,200; fiscal 2025: $250,000; and thereafter: $350,000.

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

On April 22, 2021, the Partnership announced a quarterly distribution of $0.30 per Common Unit, or $1.20 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2021, payable on May 11, 2021 to holders of record on May 4, 2021.

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

During the six months ended March 27, 2021, the Partnership awarded 753,177 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $10,922.  The following is a summary of activity for the Restricted Unit Plans for the six months ended March 27, 2021:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2020	961,816	$17.60
Awarded	753,177	14.50
Forfeited	(10,960)	(15.26)
Vested (1)	(475,168)	(18.63)
Outstanding March 27, 2021	1,228,865	$15.32

(1)

During fiscal 2021, the Partnership withheld 92,336 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 27, 2021, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,692.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 27, 2021 was $2,595 and $4,953, respectively, and $2,260 and $4,822 for the three and six months ended March 28, 2020, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and six months ended March 27, 2021 was $206 and $413, respectively, and $301 and $605 for the three and six months ended March 28, 2020, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP” and together with the 2014 LTIP, “the LTIPs”).  The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The 2014 LTIP document governs the terms and conditions of the outstanding fiscal 2019 and fiscal 2020 awards and the 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 award and any awards granted in fiscal years thereafter.  The level of compensation earned under the 2014 LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the 2014 LTIP document, for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership.  The level of compensation earned under the 2021 LTIP is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors, over the three-year measurement period. The distributable cash flow component and operating/strategic objectives component are defined and described in the 2021 LTIP document.

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense (income) recognized for three and six months ended March 27, 2021 was $1,255 and $3,076, respectively, and ($3,276) and ($1,286) for the three and six months ended March 28, 2020, respectively.  As of March 27, 2021, and September 26, 2020, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $7,440 and $7,718, respectively, related to estimated future payments under the LTIPs.  In the first quarter of fiscal 2021, cash payouts totaling $3,354 were made relating to the fiscal 2018 award granted under the 2014 LTIP.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of March 27, 2021 and September 26, 2020, the Partnership had accrued liabilities of $67,658 and $72,942, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,290 and $17,572 as of March 27, 2021 and September 26, 2020, respectively.

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

COVID-19 Pandemic.  The impact of the COVID-19 pandemic continues to evolve.  Although the Partnership believes the financial information included herein properly reflects all facts known at this time, the Partnership is unable to estimate the full financial impact of the pandemic at this time.  The Partnership’s supply chain, including its suppliers and business partners, has not been materially impacted and the Partnership has been able to acquire sufficient supplies of the products it sells.  Additionally, the Partnership continues to obtain the necessary liquidity to sustain its operations through collections of accounts receivable as well as access to its Revolving Credit Facility available under the Credit Agreement.  The Partnership will continue to actively monitor and manage the economic impact of the COVID-19 pandemic and, to the extent available, ensure new information is reflected within future financial information.

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $28,175 as of March 27, 2021.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 27, 2021 and September 26, 2020.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Interest cost	$534	$720	$1,068	$1,440
Expected return on plan assets	(319)	(320)	(638)	(640)
Amortization of net loss	898	862	1,796	1,724
Pension settlement charge	570	—	570	—
Net periodic benefit cost	$1,683	$1,262	$2,796	$2,524

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Interest cost	$19	$38	$38	$75
Amortization of prior service credits	(125)	(125)	(249)	(249)
Amortization of net (gain)	(180)	(196)	(361)	(393)
Net periodic benefit cost	$(286)	$(283)	$(572)	$(567)

The Partnership expects to contribute approximately $6,250 to the defined benefit pension plan during fiscal 2021, of which $3,690 was contributed during the six months ended March 27, 2021.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2021 is $843, of which $374 was contributed during the six months ended March 27, 2021. During the second quarter of fiscal 2021, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,135, which required the Partnership to recognize a non-cash settlement charge of $570.  This non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans. The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 27, 2021 and September 26, 2020, the Partnership’s estimated obligation to these MEPPs was $19,876 and $20,396, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 27, 2021 and March 28, 2020:

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Pension Benefits
Balance, beginning of period	$(31,388)	$(32,871)	$(32,286)	$(33,733)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	570	—	570	—
Amortization of net loss (1)	898	862	1,796	1,724
Other comprehensive income	1,468	862	2,366	1,724
Balance, end of period	$(29,920)	$(32,009)	$(29,920)	$(32,009)

Postretirement Benefits
Balance, beginning of period	$6,205	$7,226	$6,510	$7,547
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(305)	(321)	(610)	(642)
Other comprehensive loss	(305)	(321)	(610)	(642)
Balance, end of period	$5,900	$6,905	$5,900	$6,905

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(25,183)	$(25,645)	$(25,776)	$(26,186)
Reclassifications to earnings	593	541	1,186	1,082
Recognition of net actuarial loss for pension settlement	570	-	570	-
Other comprehensive income	1,163	541	1,756	1,082
Balance, end of period	$(24,020)	$(25,104)	$(24,020)	$(25,104)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

As described in Note 1, “Partnership Organization and Formation”, the earnings of the Corporate Entities are subject to U.S. corporate level income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of certain net operating loss carryforwards (“NOLs”), that arose after 2017) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings.  Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

As a result of the Tax Cuts and Jobs Act (the “2017 Act”), NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely.  As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act, which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Revenues:
Propane	$481,328	$347,686	$749,952	$633,111
Fuel oil and refined fuels	32,011	31,502	47,761	57,393
Natural gas and electricity	10,750	10,198	17,626	18,919
All other	13,149	11,669	27,090	25,510
Total revenues	$537,238	$401,055	$842,429	$734,933
Operating income (loss):
Propane	$172,090	$115,143	$255,695	$201,265
Fuel oil and refined fuels	7,608	6,391	10,233	9,119
Natural gas and electricity	3,404	2,778	5,363	5,007
All other	(4,232)	(4,846)	(9,293)	(10,233)
Corporate	(31,713)	(21,841)	(57,155)	(47,679)
Total operating income	147,157	97,625	204,843	157,479

Reconciliation to net income:
Loss on debt extinguishment	—	109	—	109
Interest expense, net	18,092	19,176	36,227	38,248
Other, net	1,582	979	2,660	1,957
Provision for (benefit from) income taxes	267	-	763	(359)
Net income	$127,216	$77,361	$165,193	$117,524
Depreciation and amortization:
Propane	$24,988	$26,871	$50,679	$53,851
Fuel oil and refined fuels	396	468	796	975
Natural gas and electricity	6	6	12	6
All other	47	48	94	95
Corporate	1,909	1,895	3,782	3,635
Total depreciation and amortization	$27,346	$29,288	$55,363	$58,562

	As of
	March 27,	September 26,
	2021	2020
Assets:
Propane	$1,999,457	$1,934,960
Fuel oil and refined fuels	52,698	47,063
Natural gas and electricity	12,157	10,594
All other	18,367	18,733
Corporate	46,055	35,903
Total assets	$2,128,734	$2,047,253

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 27, 2021.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, significant government stimulus and uncertainty about economic conditions that will prevail in the months ahead. In response to temporary government restrictions on businesses, certain of our commercial and industrial customers were forced to temporarily curtail or suspend operations, or otherwise were impacted by lower economic activity as a result of the COVID-19 pandemic. As a result, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020.  We have also been closely monitoring credit and collections activities across several customer segments and have seen restrictions on our ability to decline business or to enforce our collection rights with respect to certain customers who refuse to pay for or negotiate a payment plan for products or services rendered in certain states in which we operate.  Notwithstanding those challenges, we have also experienced an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions.  We took decisive action in the early stages of the pandemic to adapt our business model and modify our operating protocols in order to help protect the health and safety of our employees, while ensuring seamless delivery of our essential services to the customers and communities we serve.  As COVID-19 related business restrictions ease, customer demand in those sectors most impacted by the pandemic has started to normalize, although there continues to be a risk of permanent demand destruction if economic conditions deteriorate, or if businesses are unable to recover. While we expect that many of these effects will not be permanent, it is impossible to predict their duration.  We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to adapt our operational model to shifting demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we navigate through the 2021 fiscal year and beyond.

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

During the second quarter of fiscal 2021, the wholesale cost of propane was rising, primarily due to a decline in U.S. propane inventory levels resulting from an increase in propane exports and higher domestic consumption, among other things.  According to the Energy Information Administration, U.S. inventory levels at the end of March 2021 were 39.2 million barrels, which was 34% lower than March 2020 levels, and 10% lower than the 5-year average for March.  Average posted propane prices (basis Mont Belvieu, Texas) were 142.8% and 58.3% higher than the prior year second quarter and the prior sequential quarter, respectively.  Consistent with our established practice, we adjusted customer pricing accordingly as market conditions allow.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2021 was $127.2 million, or $2.03 per Common Unit, compared to net income of $77.4 million, or $1.24 per Common Unit, in the prior year second quarter. Adjusted EBITDA (as defined and reconciled below) increased $41.4 million, or 31.7%, to $172.0 million for the second quarter of fiscal 2021, compared to $130.6 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2021 of 169.1 million gallons increased 16.5%, compared to the prior year second quarter, primarily due to an increase in weather-related customer demand, improving economic conditions and organic customer base growth.  Average temperatures across all of our service territories for the second quarter of fiscal 2021 were comparable to the ten-year average and 9% cooler than the prior year second quarter, yet 7% warmer than normal (as measured by the thirty-year average of heating degree days utilized by the National Oceanic and Atmospheric Administration (“NOAA”)).  A sustained and widespread cooler weather pattern throughout most of the second quarter, particularly during the month of February where average temperatures were 3% colder than normal and 16% cooler than February 2020, contributed to an increase in heat-related demand and volumes sold.

Revenues in the second quarter of fiscal 2021 of $537.2 million increased $136.2 million, or 34.0%, compared to the prior year second quarter, primarily due to higher volumes sold, coupled with higher retail selling prices associated with higher wholesale product costs.  Average posted propane prices (basis Mont Belvieu, Texas) were 142.8% higher than the prior year second quarter.  Cost of products sold for the second quarter of fiscal 2021 of $231.6 million increased $81.5 million, or 54.3%, compared to the prior year, primarily due to higher volumes sold and higher wholesale product costs.  Cost of products sold included a $1.6 million unrealized non-cash gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $4.7 million unrealized non-cash loss in the prior year second quarter.  These unrealized gains and losses were excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $131.2 million increased $7.1 million, or 5.8%, compared to the prior year second quarter, primarily due to higher volume-related variable operating costs, higher variable compensation, and a non-cash pension settlement charge that is excluded from Adjusted EBITDA in the table below.

During the second quarter of fiscal 2021, we utilized cash flows from operating activities to repay $68.6 million of borrowings under our Revolving Credit Facility. As a result of the debt repayment and the increase in Adjusted EBITDA during the second quarter, our Consolidated Leverage Ratio for the trailing twelve month period ended March 27, 2021 improved to 3.95x.

As previously announced on April 22, 2021, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.30 per Common Unit effective for the distribution payable in respect of the second quarter of fiscal 2021.  This distribution is payable on May 11, 2021 to Common Unitholders of record as of May 4, 2021.

Our anticipated cash requirements for the remainder of fiscal 2021 include: (i) maintenance and growth capital expenditures of approximately $20.7 million; (ii) interest and income tax payments of approximately $32.7 million; and (iii) cash distributions of approximately $37.6 million to our Common Unitholders based on the quarterly distribution rate of $0.30 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

The unprecedented health crisis from COVID-19 continues to represent a complex uncertainty, which has had a profound negative overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown instituted to mitigate the spread of the virus.  The areas of our business that have been impacted by the economic slowdown are:

•	The temporary suspension of business operations by certain of our commercial and industrial customers has resulted in lower demand from these customer markets;
•	Depending on the length and depth of the economic slowdown, we could see demand destruction from businesses that are unable to recover, or from conservation efforts by all customer types;
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

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet and reduce our cash requirements, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the 2021 fiscal year, there remains significant uncertainty regarding the longer-term economic effects and the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

Three Months Ended March 27, 2021 Compared to Three Months Ended March 28, 2020

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	March 27,	March 28,		Percent
	2021	2020	Increase	Increase
Revenues
Propane	$481,328	$347,686	$133,642	38.4%
Fuel oil and refined fuels	32,011	31,502	509	1.6%
Natural gas and electricity	10,750	10,198	552	5.4%
All other	13,149	11,669	1,480	12.7%
Total revenues	$537,238	$401,055	$136,183	34.0%
Retail gallons sold
Propane	169,059	145,098	23,961	16.5%
Fuel oil and refined fuels	11,041	10,120	921	9.1%

As discussed above, average temperatures across all of our service territories during the second quarter of fiscal 2021 were comparable to the ten-year average and 9% cooler than the prior year second quarter, yet 7% warmer than normal (as measured by the thirty-year average of heating days utilized by NOAA).  The increase in heating degree days compared to the prior year was attributable to a sustained and widespread cooler weather pattern throughout most of the second quarter, particularly during the month of February where average temperatures were 3% colder than normal and 16% cooler than February 2020. The cooler weather pattern, combined with improving economic conditions from the easing of restrictions on certain commercial and industrial businesses and customer base growth contributed to an increase in customer demand and volumes sold.

Revenues from the distribution of propane and related activities of $481.3 million increased $133.6 million, or 38.4%, compared to the prior year, primarily due to an increase in volumes sold, coupled with higher average retail selling prices.  As a result of the cooler temperatures, retail propane gallons sold increased 24.0 million gallons, or 16.5%, compared to the prior year, resulting in a $57.4 million increase in revenues.  Average propane selling prices increased 12.7% compared to the prior year, reflecting higher average wholesale costs, resulting in a $51.4 million increase in revenues.  Included within the propane segment are revenues from other propane activities, which increased $24.8 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $32.0 million were $0.5 million, or 1.6%, higher than the prior year, primarily due to an increase in volumes sold, mostly offset by lower average retail selling prices.  Fuel oil and refined fuels gallons sold increased 0.9 million gallons, or 9.1%, primarily due to cooler weather across our service territories in the northeast, resulting in a $2.8 million increase in revenues.  Average fuel oil and refined fuels selling prices decreased 6.7% compared to the prior year, resulting in a $2.3 million decrease in revenues.

Revenues in our natural gas and electricity segment of $10.8 million were $0.6 million, or 5.4%, higher than the prior year, primarily due to higher usage attributable to cooler temperatures, offset to an extent by a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission to reregulate this segment of our business.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 27,	March 28,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of products sold
Propane	$202,892	$122,140	$80,752	66.1%
Fuel oil and refined fuels	18,972	19,300	(328)	(1.7)%
Natural gas and electricity	5,985	5,547	438	7.9%
All other	3,718	3,131	587	18.7%
Total cost of products sold	$231,567	$150,118	$81,449	54.3%
As a percent of total revenues	43.1%	37.4%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 142.8% and 12.2% higher than the prior year second quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $1.6 million unrealized non-cash gain in the second quarter of fiscal 2021 compared to a $4.7 million unrealized non-cash loss in the prior year quarter, resulting in a decrease of $6.3 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $202.9 million increased $80.8 million, or 66.1%, compared to the prior year second quarter, primarily due to higher average wholesale costs, as well as higher volumes sold. Higher average wholesale costs contributed to an increase in cost of products sold of $49.4 million, and higher volumes sold contributed to an increase in cost of products sold of $18.1 million.  Included within the propane segment are costs from other propane activities which increased $19.6 million compared to the prior year, as well as the $6.3 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $19.0 million decreased $0.3 million, or 1.7%, compared to the prior year second quarter.  Lower average wholesale costs led to a decrease in costs of products sold of $2.1 million, which was substantially offset by the impact of higher volumes sold of $1.8 million.

Cost of products sold in our natural gas and electricity segment of $6.0 million increased $0.4 million, or 7.9%, compared to the prior year primarily due to due to higher natural gas and electricity wholesale costs, coupled with higher natural gas volumes.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 27,	March 28,		Percent
	2021	2020	Decrease	Decrease
Operating expenses	$109,188	$110,588	$(1,400)	(1.3)%
As a percent of total revenues	20.3%	27.6%

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

Operating expenses of $109.2 million for the second quarter of fiscal 2021 decreased $1.4 million, or 1.3%, compared to the prior year second quarter, as the impact of higher volume-related variable operating costs in support of the increase in volumes sold was more than offset by a reduction in product, auto and workers compensation claims, lower provisions for doubtful accounts, and operating efficiencies.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 27,	March 28,		Percent
	2021	2020	Increase	Increase
General and administrative expenses	$21,980	$13,436	$8,544	63.6%
As a percent of total revenues	4.1%	3.4%

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

General and administrative expenses of $22.0 million for the second quarter of fiscal 2021 increased $8.5 million, or 63.6%, compared to the prior year second quarter, primarily due to an increase in variable compensation costs attributable to higher earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 27,	March 28,		Percent
	2021	2020	Decrease	Decrease
Depreciation and amortization	$27,346	$29,288	$(1,942)	(6.6)%
As a percent of total revenues	5.1%	7.3%

Depreciation and amortization expense of $27.3 million for the second quarter of fiscal 2021 decreased $1.9 million, or 6.6%, compared to the prior year second quarter, primarily due to accelerated depreciation expense recorded in the prior year for assets taken out of service, coupled with lower levels of capital expenditures.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 27,	March 28,		Percent
	2021	2020	Decrease	Decrease
Interest expense, net	$18,092	$19,176	$(1,084)	(5.7)%
As a percent of total revenues	3.4%	4.8%

Net interest expense of $18.1 million in the second quarter of fiscal 2021 decreased $1.1 million compared to the prior year quarter, primarily due to a lower average level of borrowings outstanding under our Revolving Credit Facility, coupled with a decrease in benchmark interest rates on borrowings.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 27,	March 28,
	2021	2020
Net income	$127,216	$77,361
Add:
Provision for income taxes	267	—
Interest expense, net	18,092	19,176
Depreciation and amortization	27,346	29,288
EBITDA	172,921	125,825
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(1,638)	4,714
Equity in earnings of unconsolidated affiliate	185	—
Pension settlement charge	570	—
Loss on debt extinguishment	—	109
Adjusted EBITDA	$172,038	$130,648

Six Months Ended March 27, 2021 Compared to Six Months Ended March 28, 2020

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 27,	March 28,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenues
Propane	$749,952	$633,111	$116,841	18.5%
Fuel oil and refined fuels	47,761	57,393	(9,632)	(16.8)%
Natural gas and electricity	17,626	18,919	(1,293)	(6.8)%
All other	27,090	25,510	1,580	6.2%
Total revenues	$842,429	$734,933	$107,496	14.6%
Retail gallons sold
Propane	280,741	266,249	14,492	5.4%
Fuel oil and refined fuels	17,447	18,557	(1,110)	(6.0)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2021 were 9% warmer than normal and 2% cooler than the prior year first half.  The fiscal 2021 heating season was characterized by widespread unseasonably warm temperatures during the first quarter, followed by sustained and widespread cooler temperatures throughout much of the second quarter. The cooler temperatures compared to the prior year were experienced throughout most of our operating territories, with cooler temperatures occurring during December 2020 through February 2021, which are the most critical months for heat-related demand.  Average temperatures during the aforementioned period were 7% cooler than the same period of the prior year. The cooler weather pattern, combined with improving economic conditions from the easing of restrictions on certain commercial and industrial businesses and customer base growth contributed to an increase in customer demand and volumes sold.

Revenues from the distribution of propane and related activities of $750.0 million increased $116.8 million, or 18.5%, compared to the prior year first half, primarily due to higher average retail selling prices and an increase in volumes sold. Average propane selling prices increased 8.3% compared to the prior year period, reflecting a rise in average wholesale costs, resulting in a $55.4 million increase in revenues.  Retail propane gallons sold increased 14.5 million gallons, or 5.4%, compared to the prior year, resulting in a $34.4 million increase in revenues.  Included within the propane segment are revenues from other propane activities, which increased $27.0 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $47.8 million decreased $9.6 million, or 16.8%, compared to the prior year first half, primarily due to lower average selling prices and volumes sold.  Average selling prices for fuel oil and refined fuels decreased 11.5%, resulting in a $6.1 million decrease in revenues.  Fuel oil and refined fuels volumes sold decreased 1.1 million gallons, or 6.0%, resulting in a $3.5 million decrease in revenues.

Revenues in our natural gas and electricity segment of $17.6 million were $1.3 million, or 6.8%, lower than the prior year first half, resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York.  This was partially offset by higher usage resulting from cooler weather in our northeast service territories.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 27,	March 28,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of products sold
Propane	$290,073	$213,817	$76,256	35.7%
Fuel oil and refined fuels	27,643	36,877	(9,234)	(25.0)%
Natural gas and electricity	9,376	10,429	(1,053)	(10.1)%
All other	7,854	7,595	259	3.4%
Total cost of products sold	$334,946	$268,718	$66,228	24.6%
As a percent of total revenues	39.8%	36.6%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 78.8% higher and 10.2% lower than the prior year first half, respectively.  The net change in the fair value of derivative instruments resulted in a $6.5 million unrealized non-cash gain and a $1.9 million unrealized non-cash loss in the first six months of fiscal 2021 and 2020, respectively, resulting in a decrease of $8.4 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $290.1 million increased $76.3 million, or 35.7%, compared to the prior year first half.  Increases in average wholesale costs and an increase in volumes sold contributed to increases in cost of products sold of $51.7 million and $11.0 million, respectively.  Included within the propane segment are costs from other propane activities which increased $22.0 million compared to the prior year, as well as the $8.4 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $27.6 million decreased $9.2 million, or 25.0%, compared to the prior year first half.  Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $7.0 million and $2.2 million, respectively.

Cost of products sold in our natural gas and electricity segment of $9.4 million decreased $1.1 million, or 10.1%, compared to the prior year, primarily due to lower usage given the decline in customers as noted above.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 27,	March 28,		Percent
	2021	2020	Decrease	Decrease
Operating expenses	$207,167	$217,464	$(10,297)	(4.7)%
As a percent of total revenues	24.6%	29.6%

Operating expenses of $207.2 million for the first half of fiscal 2021 decreased $10.3 million, or 4.7%, compared to the prior year first half, as the impact of higher volume-related variable operating costs in support of the increase in volumes sold was more than offset by a reduction in product, auto and workers compensation claims, lower provisions for doubtful accounts, and operating efficiencies.  The first half of fiscal 2020 included a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 27,	March 28,		Percent
	2021	2020	Increase	Increase
General and administrative expenses	$40,110	$32,710	$7,400	22.6%
As a percent of total revenues	4.8%	4.5%

General and administrative expenses of $40.1 million for the first half of fiscal 2021 increased $7.4 million, or 22.6%, compared to the prior year period, primarily due to higher variable compensation expenses given the year-over-year increase in earnings.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 27,	March 28,		Percent
	2021	2020	Decrease	Decrease
Depreciation and amortization	$55,363	$58,562	$(3,199)	(5.5)%
As a percent of total revenues	6.6%	8.0%

Depreciation and amortization expense of $55.4 million in the first half of fiscal 2021 decreased $3.2 million, or 5.5%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service, coupled with lower levels of capital expenditures.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 27,	March 28,		Percent
	2021	2020	Decrease	Decrease
Interest expense, net	$36,227	$38,248	$(2,021)	(5.3)%
As a percent of total revenues	4.3%	5.2%

Net interest expense of $36.2 million in the first half of fiscal 2021 decreased $2.0 million compared to the prior year first half, primarily due to a lower average level of borrowings outstanding under our Revolving Credit Facility, coupled with a decrease in benchmark interest rates on borrowings.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2020, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 27,	March 28,
	2021	2020
Net income	$165,193	$117,524
Add:
Provision for (benefit from) income taxes	763	(359)
Interest expense, net	36,227	38,248
Depreciation and amortization	55,363	58,562
EBITDA	257,546	213,975
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(6,493)	1,938
Equity in earnings of unconsolidated affiliate	436	—
Pension settlement charge	570	—
Loss on debt extinguishment	—	109
Adjusted EBITDA	$252,059	$216,022

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first half of fiscal 2021 increased $10.5 million compared to the corresponding prior year period.  This increase was primarily due to higher earnings, offset to an extent by a larger increase in working capital compared to the prior year which stemmed from the rise in average wholesale costs of propane. Given the seasonal nature of the propane and fuel oil businesses, working capital requirements typically peak towards the end of the heating season, after which accounts receivable becomes a significant source of cash from operating activities during the second half of the fiscal year.

Investing Activities.  Net cash used in investing activities of $19.3 million for the first six months of fiscal 2021 consisted of capital expenditures of $14.3 million (including approximately $7.7 million to support the growth of operations and $6.6 million for maintenance expenditures), $6.4 million used to fund the acquisition of a retail propane business and other investment activities (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $1.4 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $40.1 million for the first half of fiscal 2020 consisted of capital expenditures of $20.5 million (including approximately $12.6 million to support the growth of operations and $7.9 million for maintenance expenditures), and $21.5 million used to fund the acquisitions of two retail propane businesses, partially offset by approximately $1.8 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first half of fiscal 2021 reflected $38.4 million in net repayments under the Revolving Credit Facility, coupled with $37.4 million paid for the quarterly distributions to Common Unitholders at a rate of $0.30 per Common Unit paid in respect of the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, and other financing activities of $3.1 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 27, 2021, our long-term debt consisted of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, $250.0 million in aggregate principal amount of 5.75% senior notes due March 1, 2025, $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027 and $56.2 million outstanding under our Revolving Credit Facility.  See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve-month period ended March 27, 2021, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of March 27, 2021, our borrowing capacity under the Revolving Credit Facility was $390.2 million.

The aggregate amounts of long-term debt maturities subsequent to March 27, 2021 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $581.2 million; fiscal 2025: $250.0 million; and thereafter: $350.0 million.

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

On April 22, 2021, we announced a quarterly distribution of $0.30 per Common Unit, or $1.20 on an annualized basis, in respect of the second quarter of fiscal 2021, payable on May 11, 2021 to holders of record on May 4, 2021.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At March 27, 2021, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.0 million and $8.6 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 27, 2021, we had accrued insurance liabilities of $67.7 million, and a receivable of $16.3 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At March 27, 2021, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of March 27, 2021.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 27, 2021 indicates a decrease in potential future net gains of $2.7 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 27, 2021.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 27, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 27, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended March 27, 2021 of its Common Units:
			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
December 27, 2020 through January 23, 2021	—	—	N/A	N/A
January 24, 2021 through February 20, 2021	—	—	N/A	N/A
February 21, 2021 through March 27, 2021	2,052	15.10	N/A	N/A
Total	2,052	$15.10	N/A	N/A
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

SUBURBAN PROPANE PARTNERS, L.P.

May 6, 2021	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 6, 2021	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller