Form 10-Q
period 2021-06-26
SUBURBAN PROPANE PARTNERS LP
filed 2021-08-05
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2021

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

At August 2, 2021, there were 62,537,787 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 26,	September 26,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,005	$3,140
Accounts receivable, less allowance for doubtful accounts of $4,232 and $4,473, respectively	74,714	55,441
Inventories	50,971	46,869
Other current assets	28,388	10,508
Total current assets	160,078	115,958
Property, plant and equipment, net	577,836	597,454
Operating lease right-of-use assets	131,602	119,594
Goodwill	1,107,026	1,103,781
Other intangible assets, net	44,935	84,140
Other assets	25,285	26,326
Total assets	$2,046,762	$2,047,253
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$35,776	$31,985
Accrued employment and benefit costs	33,217	35,214
Customer deposits and advances	75,816	104,427
Operating lease liabilities	30,676	26,436
Other current liabilities	54,410	46,454
Total current liabilities	229,895	244,516
Long-term borrowings	1,137,111	1,210,176
Accrued insurance	51,406	57,542
Operating lease liabilities	100,281	92,668
Other liabilities	74,194	79,970
Total liabilities	1,592,887	1,684,872
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,529 and 62,146 units issued and outstanding at June 26, 2021 and September 26, 2020, respectively)	477,160	388,157
Accumulated other comprehensive loss	(23,285)	(25,776)
Total partners’ capital	453,875	362,381
Total liabilities and partners’ capital	$2,046,762	$2,047,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 26,	June 27,
	2021	2020
Revenues
Propane	$208,689	$179,049
Fuel oil and refined fuels	11,314	11,702
Natural gas and electricity	5,835	6,099
All other	12,247	10,056
	238,085	206,906
Costs and expenses
Cost of products sold	83,056	59,689
Operating	102,016	96,086
General and administrative	17,756	17,098
Depreciation and amortization	27,254	29,153
	230,082	202,026
Operating income	8,003	4,880
Loss on debt extinguishment	16,029	—
Interest expense, net	16,737	18,474
Other, net	1,085	1,878
(Loss) before provision for income taxes	(25,848)	(15,472)
Provision for income taxes	173	106
Net (loss)	$(26,021)	$(15,578)
Net (loss) per Common Unit - basic	$(0.41)	$(0.25)
Weighted average number of Common Units outstanding - basic	62,755	62,345
Net (loss) per Common Unit - diluted	$(0.41)	$(0.25)
Weighted average number of Common Units outstanding - diluted	62,755	62,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Revenues
Propane	$958,641	$812,160
Fuel oil and refined fuels	59,075	69,095
Natural gas and electricity	23,461	25,018
All other	39,337	35,566
	1,080,514	941,839
Costs and expenses
Cost of products sold	418,002	328,407
Operating	309,183	313,550
General and administrative	57,866	49,808
Depreciation and amortization	82,617	87,715
	867,668	779,480
Operating income	212,846	162,359
Loss on debt extinguishment	16,029	109
Interest expense, net	52,964	56,722
Other, net	3,745	3,835
Income before provision for (benefit from) income taxes	140,108	101,693
Provision for (benefit from) income taxes	936	(253)
Net income	$139,172	$101,946
Net income per Common Unit - basic	$2.22	$1.64
Weighted average number of Common Units outstanding - basic	62,685	62,248
Net income per Common Unit - diluted	$2.20	$1.63
Weighted average number of Common Units outstanding - diluted	63,150	62,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net (loss) income	$(26,021)	$(15,578)	$139,172	$101,946
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	593	541	1,779	1,623
Recognition in earnings of net actuarial loss for pension settlement	142	900	712	900
Other comprehensive income	735	1,441	2,491	2,523
Total comprehensive (loss) income	$(25,286)	$(14,137)	$141,663	$104,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Cash flows from operating activities:
Net income	$139,172	$101,946
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	82,617	87,715
Pension settlement charge	712	900
Loss on debt extinguishment	16,029	109
Compensation costs recognized under Restricted Unit Plans	7,524	7,084
Other, net	2,749	1,012
Changes in assets and liabilities:
Accounts receivable	(19,256)	(5,518)
Inventories	(3,966)	3,285
Other current and noncurrent assets	(27,483)	(10,362)
Accounts payable	4,167	(1,186)
Accrued employment and benefit costs	(1,997)	(7,731)
Customer deposits and advances	(28,611)	(23,839)
Contributions to defined benefit pension plan	(5,255)	(2,030)
Other current and noncurrent liabilities	14,375	17,599
Net cash provided by operating activities	180,777	168,984
Cash flows from investing activities:
Capital expenditures	(21,759)	(26,115)
Investment in and acquisition of businesses	(8,316)	(21,971)
Proceeds from sale of property, plant and equipment	2,267	2,515
Net cash (used in) investing activities	(27,808)	(45,571)
Cash flows from financing activities:
Proceeds from long-term borrowings	650,000	—
Repayments of long-term borrowings	(786,333)	—
Proceeds from borrowings under revolving credit facility	385,501	447,300
Repayments of borrowings under revolving credit facility	(328,721)	(451,100)
Issuance costs associated with long-term borrowings	(10,778)	(2,665)
Partnership distributions	(56,159)	(111,562)
Other, net	(3,614)	(3,641)
Net cash (used in) financing activities	(150,104)	(121,668)
Net increase in cash and cash equivalents	2,865	1,745
Cash and cash equivalents at beginning of period	3,140	2,441
Cash and cash equivalents at end of period	$6,005	$4,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 26, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,529	$519,368	$(24,020)	$495,348
Net (loss)		(26,021)		(26,021)
Other comprehensive income			593	593
Partnership distributions		(18,758)		(18,758)
Common Units issued under Restricted Unit Plans	—	—		—
Recognition in earnings of net actuarial loss for pension settlement			142	142
Compensation costs recognized under Restricted Unit Plans		2,571		2,571
Balance, end of period	62,529	$477,160	$(23,285)	$453,875

	Three Months Ended June 27, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,073	$496,426	$(25,104)	$471,322
Net (loss)		(15,578)		(15,578)
Other comprehensive income			541	541
Partnership distributions		(37,279)		(37,279)
Common Units issued under Restricted Unit Plans	60	—		—
Recognition in earnings of net actuarial loss for pension settlement			900	900
Compensation costs recognized under Restricted Unit Plans		2,262		2,262
Balance, end of period	62,133	$445,831	$(23,663)	$422,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 26, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,146	$388,157	$(25,776)	$362,381
Net income		139,172		139,172
Other comprehensive income			1,779	1,779
Partnership distributions		(56,159)		(56,159)
Common Units issued under Restricted Unit Plans	383	(1,534)		(1,534)
Recognition in earnings of net actuarial loss for pension settlement			712	712
Compensation costs recognized under Restricted Unit Plans		7,524		7,524
Balance, end of period	62,529	$477,160	$(23,285)	$453,875

	Nine Months Ended June 27, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	61,735	$450,124	$(26,186)	$423,938
Net income		101,946		101,946
Other comprehensive income			1,623	1,623
Partnership distributions		(111,562)		(111,562)
Common Units issued under Restricted Unit Plans	398	(1,761)		(1,761)
Recognition in earnings of net actuarial loss for pension settlement			900	900
Compensation costs recognized under Restricted Unit Plans		7,084		7,084
Balance, end of period	62,133	$445,831	$(23,663)	$422,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,529,235 Common Units outstanding at June 26, 2021.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

	Three Months Ended
	June 26,	June 27,
	2021	2020
Retail
Residential	$120,186	$123,157
Commercial	76,215	53,502
Industrial	25,270	18,254
Agricultural	6,181	5,317
Government	9,289	6,659
Wholesale	944	17
Total revenues	$238,085	$206,906

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Retail
Residential	$605,827	$568,644
Commercial	284,541	232,165
Industrial	86,512	73,508
Agricultural	30,890	28,885
Government	44,761	38,594
Wholesale	27,983	43
Total revenues	$1,080,514	$941,839

The Partnership recognized $7,194 and $72,151 of revenue during the three and nine months ended June 26, 2021, respectively, and $8,725 and $66,321 during the three and nine months ended June 27, 2020, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $12,987 and $4,700 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 26, 2021 and September 26, 2020, respectively.

4.	Investments in and Acquisition of Businesses

On November 12, 2020, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in North Carolina for $7,685, including $1,250 for non-compete consideration, plus working capital acquired.  As of June 26, 2021, $6,588 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.  The purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

On September 17, 2020, the Operating Partnership purchased a 39% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased a secured convertible note issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. These investments were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on innovative solutions to reduce greenhouse gas emissions. The equity investment in Oberon is being accounted for under the equity method of accounting.

During the first and third quarters of fiscal 2021, the Operating Partnership purchased additional secured convertible notes issued by Oberon as they reached certain development milestones as stated in the agreement.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2021 or in fiscal 2020.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 26, 2021 and September 26, 2020, respectively:

	As of June 26, 2021		As of September 26, 2020
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$26,076	Other current assets	$1,066
	Other assets	532	Other assets	461
		$26,608		$1,527

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$6,049	Other current liabilities	$2,684
	Other liabilities	1,013	Other liabilities	—
		$7,062		$2,684

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 26, 2021		June 27, 2020
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$—	$419	$—
Beginning balance realized during the period	—	—	(419)	—
Contracts purchased during the period	2,675	182	—	—
Change in the fair value of outstanding contracts	—	—	—	—
Ending balance of over-the-counter options	$2,675	$182	$—	$—

As of June 26, 2021 and September 26, 2020, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 26, 2021 and June 27, 2020 are as follows:

	Three Months Ended June 26, 2021		Three Months Ended June 27, 2020
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$11,139	Cost of products sold	$861

	Nine Months Ended June 26, 2021		Nine Months Ended June 27, 2020
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$17,632	Cost of products sold	$(1,077)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 26, 2021			As of September 26, 2020
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$50,041	$(23,433)	$26,608	$6,836	$(5,309)	$1,527
Liability Derivatives
Commodity-related derivatives	$30,495	$(23,433)	$7,062	$7,993	$(5,309)	$2,684

The Partnership had $-0- and $4,718 posted cash collateral as of June 26, 2021 and September 26, 2020, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	June 26,	September 26,
	2021	2020
5.5% senior notes due June 1, 2024	$—	$531,563
5.75% senior notes due March 1, 2025	—	255,625
5.875% senior notes due March 1, 2027	369,250	360,063
5.0% senior notes due June 1, 2031	664,625	—
	$1,033,875	$1,147,251

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 26,	September 26,
	2021	2020
Propane, fuel oil and refined fuels and natural gas	$48,211	$44,362
Appliances	2,760	2,507
	$50,971	$46,869

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Fiscal 2021 Activity
Goodwill acquired (1)	$3,245	$—	$—	$3,245

Balance as of June 26, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Other intangible assets consist of the following:

	As of
	June 26,	September 26,
	2021	2020
Customer relationships (1)	$519,374	$517,676
Non-compete agreements (1)	38,940	37,690
Other	1,967	1,967
	560,281	557,333
Less: accumulated amortization
Customer relationships	(480,739)	(439,507)
Non-compete agreements	(33,006)	(32,154)
Other	(1,601)	(1,532)
	(515,346)	(473,193)
	$44,935	$84,140
(1)	Reflects the impact from acquisitions (See Note 4).

8.	Leases

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of June 26, 2021.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Lease expense	$9,578	$8,314	$27,870	$23,249

Other information:
Cash payments for operating leases	9,676	8,375	28,028	23,628
Right-of-use assets obtained in exchange for new operating lease liabilities	12,654	6,616	34,418	28,061
Weighted-average remaining lease term			6.2 years	6.5 years
Weighted-average discount rate			5.2%	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of June 26, 2021:

Fiscal Year	Operating Leases
2021 (remaining)	$9,538
2022	35,581
2023	29,779
2024	23,865
2025	19,374
2026 and thereafter	36,173
Total future minimum lease payments	$154,310
Less: interest	(22,922)
Total lease obligations	$131,388

9.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 464,597 and 379,808 units for the nine months ended June 26, 2021 and June 27, 2020, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 26, 2021 and June 27, 2020 does not include unvested Restricted Units (See Note 12) as their effect would be anti-dilutive.

10.Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 26,	September 26,
	2021	2020
5.5% senior notes, due June 1, 2024	$—	$525,000
5.75% senior notes, due March 1, 2025	—	250,000
5.875% senior notes due March 1, 2027	350,000	350,000
5.0% senior notes due June 1, 2031	650,000	—
Revolving Credit Facility, due March 5, 2025	151,380	94,600
Subtotal	1,151,380	1,219,600

Less: unamortized debt issuance costs	(14,269)	(9,424)
	$1,137,111	$1,210,176

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

On May 24, 2021, the Partnership repurchased, satisfied and discharged all of its previously outstanding 2024 Senior Notes and 2025 Senior Notes with net proceeds from the issuance of the 2031 Senior Notes, as defined below, and borrowings under the Revolving Credit Facility, also as defined below, pursuant to a tender offer and redemption.  In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $16,029 consisting of $6,217 and $5,241 for the redemption premium and related fees for the 2024 Senior Notes and 2025 Senior Notes, respectively, as well as the write-off of $2,855 and $1,716 in unamortized debt origination costs for the 2024 Senior Notes and 2025 Senior Notes, respectively.

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

2031 Senior Notes.  On May 24, 2021, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a private offering of $650,000 in aggregate principal amount of 5.0% senior notes due June 1, 2031 (the “2031 Senior Notes”) to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and non-U.S. persons outside the United States under Regulation S under the Securities Act.  The 2031 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2031 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the 2024 Senior Notes and 2025 Senior Notes.

At any time prior to June 1, 2024, the Partnership may on any one or more occasions redeem up to 35% of the aggregate principal amount of 2031 Senior Notes at a redemption price of 105.000% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds of one or more equity offerings, subject to the conditions described more fully in the indenture for the 2031 Senior Notes.  The 2031 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after June 1, 2026, in each case at the redemption prices described below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2026	102.500%
2027	101.667%
2028	100.833%
2029 and thereafter	100.000%

The Partnership’s obligations under the 2027 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness.  The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership.  The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes.  The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $151,380 and $94,600 was outstanding as of June 26, 2021 and September 26, 2020, respectively.  The Revolving Credit Facility matures on March 5, 2025.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of June 26, 2021, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.15%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 26, 2021, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $56,862 which expire periodically through April 30, 2022.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 26, 2021.

The aggregate amounts of long-term debt maturities subsequent to June 26, 2021 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $151,380; and thereafter: $1,000,000.

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

On July 22, 2021, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2021, payable on August 10, 2021 to holders of record on August 3, 2021.  This quarterly distribution equated to an increase of 8.3% from the previous distribution rate of $0.30 per Common Unit that was in effect for each of the first two quarters of fiscal 2021.

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

Restricted Unit Plans.  On July 22, 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of July 31, 2019, the date on which this plan expired.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership’s 2018 Restricted Unit Plan authorizing the issuance of up to 1,800,000 Common Units, which was amended to authorize the issuance of an additional 1,725,000 Common Units for a total of 3,525,000 Common Units by approval of the Unitholders at the Partnership’s Tri-Annual Meeting held on May 18, 2021 (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, from which there are still unvested awards outstanding, the “Restricted Unit Plans”).  Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, 33.33% of all outstanding awards under the Restricted Unit Plans will vest on each of the first three anniversaries of the award grant date.  Participants in the Restricted Unit Plans are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 26, 2021, the Partnership awarded 779,837 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $11,254.  The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 26, 2021:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2020	961,816	$17.60
Awarded	779,837	14.43
Forfeited	(24,937)	(15.29)
Vested (1)	(475,168)	(18.63)
Outstanding June 26, 2021	1,241,548	$15.26

(1)

During fiscal 2021, the Partnership withheld 92,336 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of June 26, 2021, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,238.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 0.9 years.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 26, 2021 was $2,571 and $7,524, respectively, and $2,262 and $7,084 for the three and nine months ended June 27, 2020, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and nine months ended June 26, 2021 was $216 and $629, respectively, and $237 and $842 for the three and nine months ended June 27, 2020, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three and nine months ended June 26, 2021 was $620 and $3,696, respectively, and $1,304 and $18 for the three and nine months ended June 27, 2020, respectively.  As of June 26, 2021, and September 26, 2020, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $8,061 and $7,718, respectively, related to estimated future payments under the LTIPs.  In the first quarter of fiscal 2021, cash payouts totaling $3,354 were made relating to the fiscal 2018 award granted under the 2014 LTIP.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of June 26, 2021 and September 26, 2020, the Partnership had accrued liabilities of $67,756 and $72,942, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,290 and $17,572 as of June 26, 2021 and September 26, 2020, respectively.

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

COVID-19 Pandemic.  The impact of the COVID-19 pandemic, and the variants thereof, continues to evolve.  Although the Partnership believes the financial information included herein properly reflects all facts known at this time, the Partnership is unable to estimate the full financial impact of the pandemic at this time.  The Partnership’s supply chain, including its suppliers and business partners, has not been materially impacted and the Partnership has been able to acquire sufficient supplies of the products it sells.  Additionally, the Partnership continues to obtain the necessary liquidity to sustain its operations through collections of accounts receivable, as well as access to its Revolving Credit Facility available under the Credit Agreement.  The Partnership will continue to actively monitor and manage the economic impact of the COVID-19 pandemic and, to the extent available, ensure new information is reflected within future financial information.

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $28,818 as of June 26, 2021.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 26, 2021 and September 26, 2020.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Interest cost	$534	$720	$1,602	$2,160
Expected return on plan assets	(319)	(321)	(957)	(961)
Amortization of net loss	899	862	2,695	2,586
Pension settlement charge	142	900	712	900
Net periodic benefit cost	$1,256	$2,161	$4,052	$4,685

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Interest cost	$20	$38	$58	$113
Amortization of prior service credits	(124)	(125)	(373)	(373)
Amortization of net (gain)	(182)	(196)	(543)	(590)
Net periodic benefit cost	$(286)	$(283)	$(858)	$(850)

The Partnership expects to contribute approximately $6,250 to the defined benefit pension plan during fiscal 2021, of which $5,255 was contributed during the nine months ended June 26, 2021.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2021 is $843, of which $525 was contributed during the nine months ended June 26, 2021. During each of the second and third quarters of fiscal 2021, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,135, which required the Partnership to recognize non-cash settlement charges of $570 and $142 for the second and third quarters of fiscal 2021, respectively.  These non-cash charges were required to accelerate the recognition of a portion of cumulative unamortized losses in the defined benefit pension plans. The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of June 26, 2021 and September 26, 2020, the Partnership’s estimated obligation to these MEPPs was $19,607 and $20,396, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 26, 2021 and June 27, 2020:

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Pension Benefits
Balance, beginning of period	$(29,920)	$(32,009)	$(32,286)	$(33,733)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	142	900	712	900
Amortization of net loss (1)	899	862	2,695	2,586
Other comprehensive income	1,041	1,762	3,407	3,486
Balance, end of period	$(28,879)	$(30,247)	$(28,879)	$(30,247)

Postretirement Benefits
Balance, beginning of period	$5,900	$6,905	$6,510	$7,547
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(306)	(321)	(916)	(963)
Other comprehensive loss	(306)	(321)	(916)	(963)
Balance, end of period	$5,594	$6,584	$5,594	$6,584

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(24,020)	$(25,104)	$(25,776)	$(26,186)
Reclassifications to earnings	593	541	1,779	1,623
Recognition of net actuarial loss for pension settlement	142	900	712	900
Other comprehensive income	735	1,441	2,491	2,523
Balance, end of period	$(23,285)	$(23,663)	$(23,285)	$(23,663)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

As described in Note 1, “Partnership Organization and Formation,” the earnings of the Corporate Entities are subject to U.S. corporate level income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of certain net operating loss carryforwards (“NOLs”), that arose after 2017) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings.  Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Revenues:
Propane	$208,689	$179,049	$958,641	$812,160
Fuel oil and refined fuels	11,314	11,702	59,075	69,095
Natural gas and electricity	5,835	6,099	23,461	25,018
All other	12,247	10,056	39,337	35,566
Total revenues	$238,085	$206,906	$1,080,514	$941,839
Operating income (loss):
Propane	$41,460	$32,074	$297,155	$233,339
Fuel oil and refined fuels	(433)	1,078	9,800	10,197
Natural gas and electricity	1,103	1,742	6,466	6,749
All other	(5,117)	(5,053)	(14,410)	(15,286)
Corporate	(29,010)	(24,961)	(86,165)	(72,640)
Total operating income	8,003	4,880	212,846	162,359

Reconciliation to net (loss) income:
Loss on debt extinguishment	16,029	—	16,029	109
Interest expense, net	16,737	18,474	52,964	56,722
Other, net	1,085	1,878	3,745	3,835
Provision for (benefit from) income taxes	173	106	936	(253)
Net (loss) income	$(26,021)	$(15,578)	$139,172	$101,946
Depreciation and amortization:
Propane	$25,083	$26,724	$75,762	$80,575
Fuel oil and refined fuels	429	451	1,225	1,426
Natural gas and electricity	6	6	18	12
All other	47	47	141	142
Corporate	1,689	1,925	5,471	5,560
Total depreciation and amortization	$27,254	$29,153	$82,617	$87,715

	As of
	June 26,	September 26,
	2021	2020
Assets:
Propane	$1,924,514	$1,934,960
Fuel oil and refined fuels	48,381	47,063
Natural gas and electricity	10,794	10,594
All other	18,594	18,733
Corporate	44,479	35,903
Total assets	$2,046,762	$2,047,253

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 26, 2021.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, significant government stimulus and uncertainty about economic conditions that will prevail in the months ahead. In response to temporary government restrictions on businesses during much of calendar year 2020, certain of our commercial and industrial customers were forced to temporarily curtail or suspend operations, or otherwise were impacted by lower economic activity as a result of the COVID-19 pandemic. As a result, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020.  Notwithstanding those challenges, we also experienced an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions.  We took decisive action in the early stages of the pandemic to adapt our business model and modify our operating protocols in order to help protect the health and safety of our employees, while ensuring seamless delivery of our essential services to the customers and communities we serve.  As COVID-19 related business restrictions continue to ease, customer demand in those sectors most impacted originally by the pandemic have started to normalize, although there continues to be a risk of permanent demand destruction if economic conditions deteriorate, or if businesses are unable to recover.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.  We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to adapt our operational model to shifting demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we navigate through the 2021 fiscal year and beyond.

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

During the third quarter of fiscal 2021, the wholesale cost of propane initially fell before rising to close well above the cost at the outset of the quarter which was reflective of the contraction in U.S. propane inventory levels resulting from higher domestic consumption, coupled with increased exports.  According to the Energy Information Administration, U.S. propane inventory levels at the end of June 2021 were 57.5 million barrels, which was 23% lower than June 2020 levels, and 10% lower than the 5-year average for June.  Average posted propane prices (basis Mont Belvieu, Texas) were 111.5% higher than the prior year third quarter, albeit 3.7% lower than the prior sequential quarter.  Consistent with our established practice, we adjusted customer pricing accordingly as market conditions allowed.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our businesses, we typically experience a net loss in the third quarter of our fiscal year.  Net loss for the third quarter of fiscal 2021 was $26.0 million, or $0.41 per Common Unit, compared to a net loss of $15.6 million, or $0.25 per Common Unit, in the prior year third quarter.  Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA,” as defined and reconciled below) for the third quarter of fiscal 2021 amounted to $23.3 million, compared to $32.2 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2021 of 76.7 million gallons increased 1.7% compared to the prior year third quarter, primarily due to an increase in commercial and industrial demand resulting from the easing of COVID-related business restrictions and an improving economy, which more than offset normalizing residential demand in this counter-seasonal quarter.  Residential volumes in the prior year third quarter benefitted from cooler average temperatures in April and May of 2020, combined with stay-at-home measures instituted in the early stages of COVID-19.  The mix of volumes between residential and non-residential customers returned to a more traditional, pre-pandemic level, during the third quarter of fiscal 2021.  Average temperatures (as measured by heating degree days) across all of our service territories for the fiscal 2021 third quarter were 9% warmer than both normal and the prior year third quarter.

Average posted propane prices (basis Mont Belvieu, Texas) for the third of fiscal 2021 were 111.5% higher than the prior year third quarter.  Total gross margins for the third quarter of fiscal 2021 of $155.0 million increased $7.8 million, or 5.3%, compared to the prior year third quarter.  Gross margins for the fiscal 2021 third quarter included an $11.1 million unrealized non-cash gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.9 million unrealized non-cash gain in the prior year third quarter.  These unrealized gains were excluded from Adjusted EBITDA for both periods in the table below.  The shift in volume mix between residential and non-residential customers, back to a more traditional level for the third quarter, also resulted in lower blended unit margins compared to the prior year third quarter.

Combined operating and general and administrative expenses of $119.8 million increased $6.6 million, or 5.8%, compared to the prior year third quarter, primarily due to higher volume-related variable operating costs, as well as an increase in self-insured medical costs and higher vehicle costs.

During the third quarter of fiscal 2021, we utilized cash flows from operating activities to repay $29.8 million of debt.  As a result of the debt repayment during the third quarter, the Consolidated Leverage Ratio for the trailing twelve-month period ending June 26, 2021 measured 3.96x.  In addition, in May 2021 we opportunistically refinanced our previously outstanding $525.0 million 5.50% Senior Notes due 2024 and $250.0 million 5.75% Senior Notes due 2025 with a combination of borrowings under the Revolving Credit Facility and the issuance of new $650.0 million 5.00% Senior Notes due 2031.  This refinancing will result in annual net interest expense savings of approximately $7.0 million and extend average debt maturities by more than 3.5 years.

As previously announced on July 22, 2021, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit effective for the distribution payable in respect of the third quarter of fiscal 2021.  This distribution is payable on August 10, 2021 to Common Unitholders of record as of August 3, 2021. This quarterly distribution equated to an increase of 8.3% from the previous distribution rate of $0.30 that was in effect for each of the first two quarters of fiscal 2021.

Our anticipated cash requirements for the remainder of fiscal 2021 include: (i) maintenance and growth capital expenditures of approximately $13.2 million; (ii) interest and income tax payments of approximately $11.7 million; and (iii) cash distributions of approximately $20.3 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

The unprecedented health crisis from COVID-19 and the variants thereof continues to represent a complex uncertainty, which has had a profound overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown instituted to mitigate the spread of the virus.  The areas of our business that have been impacted by the economic slowdown included:

•	The temporary suspension of business operations by certain of our commercial and industrial customers has resulted in lower demand, principally during calendar year 2020, from these customer markets;
•

In certain states, restrictions were placed on our business that would otherwise allow us to decline or refuse to service certain customers who have not or are unwilling to pay for product delivered or services rendered;

•	There may be potential disruptions in the propane supply chain; and
•

The potential for increasing costs to implement additional measures to help protect our employees, customers and local communities as state and federal governments provide and update guidance on workplace safety protocols.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet and reduce our cash requirements, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the 2021 fiscal year, there remains significant uncertainty regarding the longer-term economic effects and the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19, and the variants thereof, the timing of a potential economic recovery and the potential impact on the ability of our customers to recover from the effects of the slowdown.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

We made additional investments in our minority-owned subsidiary, Oberon Fuels (“Oberon”), as they achieved several milestones toward our collective efforts to commercialize clean-burning, renewable dimethyl ether (“rDME”).  Specifically, in June 2021, Oberon began production of the first-ever rDME in the United States, and is the only current commercial producer of this molecule in the world.  Additionally, Oberon, through a public-private partnership with Los Alamos National Laboratory, has secured funding from the U.S. Department of Energy to develop and scale-up steam reforming technology to produce renewable hydrogen from rDME.

Three Months Ended June 26, 2021 Compared to Three Months Ended June 27, 2020

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 26,	June 27,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenues
Propane	$208,689	$179,049	$29,640	16.6%
Fuel oil and refined fuels	11,314	11,702	(388)	(3.3)%
Natural gas and electricity	5,835	6,099	(264)	(4.3)%
All other	12,247	10,056	2,191	21.8%
Total revenues	$238,085	$206,906	$31,179	15.1%
Retail gallons sold
Propane	76,702	75,383	1,319	1.7%
Fuel oil and refined fuels	3,854	4,797	(943)	(19.7)%

As discussed above, average temperatures across all of our service territories during the third quarter of fiscal 2021 were 9% warmer than both the prior year third quarter and normal (as measured by the thirty-year average of heating days utilized by NOAA).  The decrease in heating degree days compared to the prior year was attributable to a warmer weather pattern throughout most of the third quarter, particularly during the months of April and May where average temperatures were 8% warmer than normal and 13% warmer than April and May of last year.

Revenues from the distribution of propane and related activities of $208.7 million increased $29.6 million, or 16.6%, compared to the prior year, primarily due to higher average retail selling prices, coupled with an increase in volumes sold.  Average propane selling prices increased 14.0% compared to the prior year, reflecting higher average wholesale costs, resulting in a $25.6 million increase in revenues.  Retail propane gallons sold increased 1.3 million gallons, or 1.7%, compared to the prior year, primarily due to  an increase in commercial and industrial demand resulting from the easing of COVID-19 related restrictions on businesses and improving economic conditions that more than offset lower residential demand stemming from warmer spring temperatures, resulting in a $3.1 million increase in revenues.  Included within the propane segment are revenues from other propane activities, which increased $0.9 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $11.3 million were $0.4 million, or 3.3%, lower than the prior year, primarily due to a decrease in volumes sold, offset to an extent by higher average retail selling prices.  Fuel oil and refined fuels gallons sold decreased 0.9 million gallons, or 19.7%, primarily due to warmer weather across our service territories in the northeast, resulting in a $2.3 million decrease in revenues.  Average fuel oil and refined fuels selling prices increased 20.4% compared to the prior year, reflecting higher average wholesale costs, resulting in a $1.9 million increase in revenues.

Revenues in our natural gas and electricity segment of $5.8 million were $0.3 million, or 4.3%, lower than the prior year, primarily due to a reduction to the customer base resulting from actions taken by the New York State Public Utility Commission to reregulate this segment of our business, coupled with warmer temperatures.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 26,	June 27,		Percent
	2021	2020	Increase	Increase
Cost of products sold
Propane	$68,219	$47,981	$20,238	42.2%
Fuel oil and refined fuels	7,560	5,903	1,657	28.1%
Natural gas and electricity	3,482	3,103	379	12.2%
All other	3,795	2,702	1,093	40.5%
Total cost of products sold	$83,056	$59,689	$23,367	39.1%
As a percent of total revenues	34.9%	28.8%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 111.5% and 105.5% higher than the prior year third quarter, respectively.  The net change in the fair value of derivative instruments resulted in an $11.1 million unrealized non-cash gain in the third quarter of fiscal 2021 compared to a $0.9 million unrealized non-cash gain in the prior year quarter, resulting in a decrease of $10.2 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $68.2 million increased $20.2 million, or 42.2%, compared to the prior year third quarter, primarily due to higher average wholesale costs and, to a lesser extent, higher volumes sold. Higher average wholesale costs contributed to an increase in cost of products sold of $29.0 million, and higher volumes sold contributed to an increase of $0.8 million.  Included within the propane segment are costs from other propane activities which increased $0.6 million compared to the prior year, as well as the $10.2 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $7.6 million increased $1.7 million, or 28.1%, compared to the prior year third quarter.  Higher average wholesale costs led to an increase in costs of products sold of $2.8 million, which was offset to an extent by the impact of lower volumes sold of $1.1 million.

Cost of products sold in our natural gas and electricity segment of $3.5 million increased $0.4 million, or 12.2%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 26,	June 27,		Percent
	2021	2020	Increase	Increase
Operating expenses	$102,016	$96,086	$5,930	6.2%
As a percent of total revenues	42.8%	46.4%

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

Operating expenses of $102.0 million for the third quarter of fiscal 2021 increased $5.9 million, or 6.2%, compared to the prior year third quarter, primarily due to higher volume-related variable operating costs in support of the increase in volumes sold, higher self-insured medical costs and higher vehicle costs, partially offset by a reduction in product, auto and workers compensation claims and lower provisions for doubtful accounts.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 26,	June 27,		Percent
	2021	2020	Increase	Increase
General and administrative expenses	$17,756	$17,098	$658	3.8%
As a percent of total revenues	7.5%	8.3%

All costs of our back-office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the condensed consolidated statements of operations.

General and administrative expenses of $17.8 million for the third quarter of fiscal 2021 increased $0.7 million, or 3.8%, compared to the prior year third quarter, primarily due to an increase in variable compensation costs attributable to higher fiscal year to date earnings, as well as higher professional fees.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 26,	June 27,		Percent
	2021	2020	Decrease	Decrease
Depreciation and amortization	$27,254	$29,153	$(1,899)	(6.5)%
As a percent of total revenues	11.4%	14.1%

Depreciation and amortization expense of $27.3 million for the third quarter of fiscal 2021 decreased $1.9 million, or 6.5%, compared to the prior year third quarter, primarily due to accelerated depreciation expense recorded in the prior year for assets taken out of service, coupled with lower levels of capital expenditures.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 26,	June 27,		Percent
	2021	2020	Decrease	Decrease
Interest expense, net	$16,737	$18,474	$(1,737)	(9.4)%
As a percent of total revenues	7.0%	8.9%

Net interest expense of $16.7 million in the third quarter of fiscal 2021 decreased $1.7 million, or 9.4%, compared to the prior year quarter, primarily due to a lower level of debt outstanding, as well as a decrease in short-term benchmark interest rates on outstanding borrowings under our Revolving Credit Facility and the impact of the refinancing of two tranches of Senior Notes at lower rates. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On May 24, 2021, we repurchased, satisfied and discharged all of our previously outstanding 2024 Senior Notes and 2025 Senior Notes with net proceeds from the issuance of the 2031 Senior Notes and borrowings under the Revolving Credit Facility, as described and defined below, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the third quarter of fiscal 2021, we recognized a loss on the extinguishment of debt of $16.0 million, consisting of $11.5 million for the redemption premium and related fees, as well as the write-off of $4.5 million in unamortized debt origination costs.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 26,	June 27,
	2021	2020
Net loss	$(26,021)	$(15,578)
Add:
Provision for income taxes	173	106
Interest expense, net	16,737	18,474
Depreciation and amortization	27,254	29,153
EBITDA	18,143	32,155
Unrealized non-cash gains on changes in fair value of derivatives	(11,139)	(861)
Equity in earnings of unconsolidated affiliate	116	—
Pension settlement charge	142	900
Loss on debt extinguishment	16,029	—
Adjusted EBITDA	$23,291	$32,194

Nine Months Ended June 26, 2021 Compared to Nine Months Ended June 27, 2020

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 26,	June 27,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenues
Propane	$958,641	$812,160	$146,481	18.0%
Fuel oil and refined fuels	59,075	69,095	(10,020)	(14.5)%
Natural gas and electricity	23,461	25,018	(1,557)	(6.2)%
All other	39,337	35,566	3,771	10.6%
Total revenues	$1,080,514	$941,839	$138,675	14.7%
Retail gallons sold
Propane	357,443	341,632	15,811	4.6%
Fuel oil and refined fuels	21,301	23,354	(2,053)	(8.8)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2021 were 9% warmer than normal and 1% cooler than the prior year period.  The weather during the first nine months of fiscal 2021 was characterized by widespread unseasonably warm temperatures during the first and third fiscal quarters, with sustained and widespread cooler temperatures throughout much of the second quarter. The cooler second quarter temperatures compared to the prior year were experienced throughout most of our operating territories, with cooler temperatures occurring during December 2020 through February 2021, which are the most critical months for heat-related demand.  The cooler weather pattern during the critical months of the heating season, combined with improving economic conditions from the easing of restrictions on certain commercial and industrial businesses contributed to an increase in customer demand and volumes sold.

Revenues from the distribution of propane and related activities of $958.6 million increased $146.5 million, or 18.0%, compared to the prior year period, primarily due to higher average retail selling prices and an increase in volumes sold.  Average propane selling prices increased 9.5% compared to the prior year period, reflecting a rise in average wholesale costs, resulting in an $81.0 million increase in revenues.  Retail propane gallons sold increased 15.8 million gallons, or 4.6%, compared to the prior year, resulting in a $37.6 million increase in revenues.  Included within the propane segment are revenues from other propane activities, which increased $27.9 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $59.1 million decreased $10.0 million, or 14.5%, compared to the prior year period, primarily due to lower volumes sold and lower average selling prices.  Fuel oil and refined fuels volumes sold decreased 2.1 million gallons, or 8.8%, resulting in a $6.1 million decrease in revenues.  Average selling prices for fuel oil and refined fuels decreased 6.2%, resulting in a $3.9 million decrease in revenues.

Revenues in our natural gas and electricity segment of $23.5 million were $1.6 million, or 6.2%, lower than the prior year, resulting from actions taken by the New York State Public Utility Commission that limited energy service companies, including our natural gas and electricity business, from servicing certain customers in the state of New York.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 26,	June 27,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of products sold
Propane	$358,292	$261,798	$96,494	36.9%
Fuel oil and refined fuels	35,203	42,780	(7,577)	(17.7)%
Natural gas and electricity	12,858	13,532	(674)	(5.0)%
All other	11,649	10,297	1,352	13.1%
Total cost of products sold	$418,002	$328,407	$89,595	27.3%
As a percent of total revenues	38.7%	34.9%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 83.1% and 12.4% higher than the prior year period, respectively.  The net change in the fair value of derivative instruments resulted in a $17.6 million unrealized non-cash gain and a $1.1 million unrealized non-cash loss in the first nine months of fiscal 2021 and 2020, respectively, resulting in a decrease of $18.7 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $358.3 million increased $96.5 million, or 36.9%, compared to the prior year period.  Increases in average wholesale costs and an increase in volumes sold contributed to increases in cost of products sold of $81.0 million and $11.7 million, respectively.  Included within the propane segment are costs from other propane activities which increased $22.5 million compared to the prior year, as well as the $18.7 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $35.2 million decreased $7.6 million, or 17.7%, compared to the prior year period.  Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $3.8 million each, respectively.

Cost of products sold in our natural gas and electricity segment of $12.9 million decreased $0.7 million, or 5.0%, compared to the prior year, primarily due to lower usage given the decline in customers as noted above.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 26,	June 27,		Percent
	2021	2020	Decrease	Decrease
Operating expenses	$309,183	$313,550	$(4,367)	(1.4)%
As a percent of total revenues	28.6%	33.3%

Operating expenses of $309.2 million for the first nine months of fiscal 2021 decreased $4.4 million, or 1.4%, compared to the corresponding prior year period, as the impact of higher volume-related variable operating costs in support of the increase in volumes sold was substantially offset by a reduction in product, auto and workers compensation claims, lower provisions for doubtful accounts, and operating efficiencies.  The corresponding period of fiscal 2020 included a charge of approximately $5.0 million for the settlement of certain product liability and other legal matters.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 26,	June 27,		Percent
	2021	2020	Increase	Increase
General and administrative expenses	$57,866	$49,808	$8,058	16.2%
As a percent of total revenues	5.4%	5.3%

General and administrative expenses of $57.9 million for the first nine months of fiscal 2021 increased $8.1 million, or 16.2%, compared to the prior year period, primarily due to higher variable compensation expenses given the year-over-year increase in earnings.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 26,	June 27,		Percent
	2021	2020	Decrease	Decrease
Depreciation and amortization	$82,617	$87,715	$(5,098)	(5.8)%
As a percent of total revenues	7.6%	9.3%

Depreciation and amortization expense of $82.6 million in the first nine months of fiscal 2021 decreased $5.1 million, or 5.8%, primarily as a result of accelerated depreciation recorded in the prior year for assets taken out of service, coupled with lower levels of capital expenditures.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 26,	June 27,		Percent
	2021	2020	Decrease	Decrease
Interest expense, net	$52,964	$56,722	$(3,758)	(6.6)%
As a percent of total revenues	4.9%	6.0%

Net interest expense of $53.0 million in the first nine months of fiscal 2021 decreased $3.8 million, or 6.6%, compared to the prior year period, primarily due to a lower level of debt outstanding, as well as a decrease in short-term benchmark interest rates on outstanding borrowings under the Revolving Credit Facility and the impact of the refinancing of two tranches of Senior Notes at lower rates. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On May 24, 2021, we repurchased, satisfied and discharged all of our previously outstanding 2024 Senior Notes and 2025 Senior Notes with net proceeds from the issuance of the 2031 Senior Notes and borrowings under the Revolving Credit Facility, as described and defined below, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the third quarter of fiscal 2021, we recognized a loss on the extinguishment of debt of $16.0 million, consisting of $11.5 million for the redemption premium and related fees, as well as the write-off of $4.5 million in unamortized debt origination costs.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 26,	June 27,
	2021	2020
Net income	$139,172	$101,946
Add:
Provision for (benefit from) income taxes	936	(253)
Interest expense, net	52,964	56,722
Depreciation and amortization	82,617	87,715
EBITDA	275,689	246,130
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(17,632)	1,077
Equity in earnings of unconsolidated affiliate	552	—
Pension settlement charge	712	900
Loss on debt extinguishment	16,029	109
Adjusted EBITDA	$275,350	$248,216

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2021 increased $11.8 million compared to the corresponding prior year period.  This increase was primarily due to higher earnings, offset to an extent by a larger increase in working capital compared to the prior year which stemmed from the rise in average wholesale costs of propane (discussed above).

Investing Activities.  Net cash used in investing activities of $27.8 million for the first nine months of fiscal 2021 consisted of capital expenditures of $21.8 million (including approximately $11.3 million to support the growth of operations and $10.5 million for maintenance expenditures), $8.3 million used to fund the acquisition of a retail propane business and other investment activities (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $2.3 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $45.6 million for the first nine months of fiscal 2020 consisted of capital expenditures of $26.1 million (including approximately $15.5 million to support the growth of operations and $10.6 million for maintenance expenditures), and $22.0 million used to fund the acquisitions of two retail propane businesses, partially offset by approximately $2.5 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2021 reflected $56.2 million paid for the quarterly distributions to Common Unitholders at a rate of $0.30 per Common Unit paid in respect of the fourth quarter of fiscal 2020 and the first and second quarters of fiscal 2021, and other financing activities of $3.6 million.  Also reflected in financing activities for the first nine months of fiscal 2021 was proceeds of $650.0 million from the issuance of the 2031 Senior Notes which were used, along with borrowings of $125.0 million under the Revolving Credit Facility, to repurchase, satisfy and discharge all of the previously outstanding 2024 Senior Notes and 2025 Senior Notes, with an aggregate par value of $775.0 million, as well as to pay tender premiums and other related fees of $11.3 million and debt issuance costs of $10.8 million, pursuant to a tender offer and redemption.  For the nine months ended June 26, 2021, we utilized excess cash flows to repay $68.2 million of total debt.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 26, 2021, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $151.4 million outstanding under our Revolving Credit Facility.  See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve-month period ended June 26, 2021, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of June 26, 2021, our borrowing capacity under the Revolving Credit Facility was $291.8 million.

The aggregate amounts of long-term debt maturities subsequent to June 26, 2021 are as follows: fiscal 2021: $-0-; fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $151.4 million; and thereafter: $1,000.0 million.

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

On July 22, 2021, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the third quarter of fiscal 2021, payable on August 10, 2021 to holders of record on August 3, 2021.  This quarterly distribution equated to an increase of 8.3% from the previous distribution rate of $0.30 per Common Unit that was in effect for each of the first two quarters of fiscal 2021.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At June 26, 2021, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $30.6 million and $8.4 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At June 26, 2021, we had accrued insurance liabilities of $67.8 million, and a receivable of $16.3 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At June 26, 2021, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of June 26, 2021.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 26, 2021 indicates a decrease in potential future net gains of $8.8 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 26, 2021.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 26, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 26, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report.  Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

4.1

Indenture, dated as of May 24, 2021, relating to the 5.000% Senior Notes due 2031, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 21, 2021).

10.1	Amended and Restated 2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 18, 2021).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

August 5, 2021	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 5, 2021	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller