Form 10-K
period 2021-09-25
SUBURBAN PROPANE PARTNERS LP
filed 2021-11-24
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 25, 2021

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

The aggregate market value as of March 26, 2021 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($15.06 per unit), was approximately $941,690,000.  As of November 22, 2021, there were 62,963,712 Common Units of Suburban Propane Partners, L.P. outstanding.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 128

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

•	The ability of the Partnership to acquire sufficient volumes of, and the costs to the Partnership of acquiring, transporting and storing, propane, fuel oil and other refined fuels;
•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;
•	The ability of the Partnership to attract and retain employees and key personnel to support the growth of our business;
•	The ability of the Partnership to retain customers or acquire new customers;
•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;
•	The ability of management to continue to control expenses;
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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers.  We specialize in the distribution of propane, renewable propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and are an investor in low carbon fuel alternatives.  In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation.  We believe, based on LP/Gas Magazine dated February 2021, that we are the third-largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2020.  As of September 25, 2021, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  We sold approximately 419.8 million gallons of propane and 24.0 million gallons of fuel oil and refined fuels to retail customers during the year ended September 25, 2021. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

During fiscal 2020, our Operating Partnership acquired a 39% equity interest in Oberon Fuels, Inc. (“Oberon”), which is a development-stage producer of an innovative, low carbon renewable dimethyl ether (“rDME”) transportation fuel.  Oberon is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process.  Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity.  In addition, rDME is also a cost-effective carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell industry.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 25, 2021, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Requests should be directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.  The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Strategy

Our business strategy is to deliver increasing value to our unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth. In advancing this strategy, we consider the interests of our employees, customers and the communities in which we operate, as exemplified by our three corporate pillars; Go Green with Suburban Propane, SuburbanCares, and Suburban Commitment to Excellence. The following are key elements of our strategy:

Strategic Investments in the Continued Build Out of Our Renewable Energy Platform. The economy-wide energy transition to a low carbon world offers an opportunity for us to realize top-line organic growth through advancing the significant air quality and climate benefits of traditional propane, and through continued investments in the next generation of even cleaner and lower carbon renewable energy products. This dual approach has driven our engagement in particularly hard to abate segments, including heavy duty transportation and rural heating and cooking; and our investments in renewable propane and renewable dimethyl ether, and our ongoing pursuit of additional emerging renewable energy technologies. Through our minority-owned subsidiary, Oberon, we are also supporting research into the development of a renewable hydrogen solution given the exceptional hydrogen carrier characteristics of rDME and our ability to leverage existing assets for the safe storage and transportation of our current product offerings. As a company with a more than 90-year legacy of being a trusted and reliable provider of energy and exceptional customer service, our goal is to lead the propane industry in the transition to a renewable energy future that provides value to our customers, unitholders, employees, and the communities we serve in a way that ensures we can thrive in a carbon constrained world for the next 90 years.

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

Selective Acquisitions of Complementary Businesses or Assets. We supplement our organic customer base growth and retention initiatives with selective acquisitions of high-quality propane businesses in strategic markets, as well as identifying and fostering new market expansion efforts to establish or extend our presence and expand market share.  Our acquisition strategy is to focus on businesses with a relatively steady or predictable cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations. We are very patient, disciplined and deliberate in evaluating both traditional and renewable energy acquisition opportunities.

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix. We focus internally on improving the efficiency of our existing operations, customer support, managing our cost structure, improving our customer mix, and hardening our cybersecurity defenses. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed. We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making. Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, customer onboarding and support, inventory control, cash management and customer tracking. We will continue to pursue operational efficiencies while staying focused on providing exceptional service to our customer base. Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management.

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

The Three Pillars of the Suburban Propane Experience. We execute the foregoing strategy with support from our three corporate pillars:

•

Go Green with Suburban Propane: our commitment to advancing the clean air and low carbon benefits of traditional propane, and to invest in innovative technologies to bring the next generation of renewable energy solutions to market in support of the energy transition;

•

SuburbanCares: our devotion to the safety and career development of our people, and our philanthropic activities to be a critical positive contributor in the local communities we serve and in our national partnership with the American Red Cross; and

•

Suburban Commitment to Excellence: our value proposition for our customers, employees and the communities we serve and, in particular, the reliability, dependability and flexibility in our commitment to excellence in safety and customer service.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 700 locations in 41 states as of September 25, 2021.  Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska.  As of September 25, 2021, we serviced approximately 855,000 propane customers.  Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises.  Approximately 60% of our residential customers receive their propane supply through an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service heating and cooking appliances to customers who purchase propane from us and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale.  Approximately 91% of the propane gallons sold by us in fiscal 2021 was to retail customers: 44% of those propane gallons to residential customers, 36% to commercial customers, 9% to industrial customers, 4% to government customers, 4% to agricultural customers and 3% to other retail users.  The balance of approximately 9% of the propane gallons sold by us in fiscal 2021 were for risk management activities and wholesale customers.  No single customer accounted for 10% or more of our propane revenues during fiscal 2021.

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

Supply

Our propane supply is purchased from approximately 40 wholesalers at approximately 160 supply points located throughout the United States and Canada.  We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market.  Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices.  Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars.  See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2022.  During fiscal 2021, Crestwood Equity Partners L.P. (“Crestwood”) and Targa Liquids Marketing and Trade LLC (“Targa”) provided approximately 29% and 16% of our total propane purchases, respectively.  No other single supplier accounted for 10% or more of our propane purchases in fiscal 2021.  The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil.  We believe that if supplies from Crestwood or Targa were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.  Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected.  Approximately 85% of our total propane purchases were from domestic suppliers in fiscal 2021.

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

We own and operate a large propane storage facility in Elk Grove, California.  We also operate smaller storage facilities in other locations throughout the Unites States and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months.  This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.  As of September 25, 2021, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

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

Propane has some relative advantages over other energy sources.  For example, in certain geographic areas, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking.  Utilization of fuel oil is geographically limited (primarily in the northeast), and even in that region, propane and fuel oil are not significant competitors because of the cost of converting from one source to the other.

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2019 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in December 2020, and LP/Gas Magazine dated February 2020, the ten largest retailers, including us, account for approximately 31% of total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service.  Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices.  Most of our customer service centers compete with five or more marketers or distributors at any point in time.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 35,000 residential and commercial customers primarily in the northeast region of the United States.  Sales of fuel oil and refined fuels for fiscal 2021 amounted to 24.0 million gallons. Approximately 67% of the fuel oil and refined fuels gallons sold by us in fiscal 2021 were to residential customers, principally for home heating, 7% were to commercial customers, and 7% to other users.  Sales of diesel and gasoline accounted for the remaining 19% of total volumes sold in this segment during fiscal 2021.  Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings.  We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 45% of our fuel oil customers receive their fuel oil under an automatic delivery system.  These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions.  Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period.  From our customer service centers, we also sell, install and service heating equipment to customers who purchase fuel oil from us.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons.  Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer.  The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil and refined fuels revenues during fiscal 2021.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities that we do not own.  We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast.  Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks.  In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery, plus or minus a differential for transportation and volume discounts.  We purchase fuel oil from approximately 20 suppliers at approximately 45 supply points.  While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources.  Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2022.

Competition

The fuel oil industry is a mature industry with total demand expected to remain relatively flat to moderately declining. The fuel oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors.  We compete with other fuel oil distributors offering a broad range of services and prices, from full service distributors to those that solely offer the delivery service. We are a full-service energy provider and have developed a wide range of sales programs and service offerings for our fuel oil customer base that are intended to build customer loyalty. For instance, we provide home heating equipment repair service to our fuel oil customers on a 24-hour a day basis. The fuel oil business unit also competes for retail customers with suppliers of alternative energy sources, principally natural gas, propane and electricity.

Natural Gas and Electricity

We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York, Pennsylvania and Maryland, primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution.  However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers.  In essence, the local utility companies distribute electricity and natural gas on their distribution systems and we arrange for the supply of electricity or natural gas to specific delivery points. The business strategy of this segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

We serve approximately 39,000 natural gas and electricity customers in New York, Pennsylvania and Maryland.  An Order from the New York Public Service Commission (“NY PSC“) regarding low income consumers went into effect in 2018 and required that all energy service companies (“ESCOs”) stop serving certain low-income consumers. As a result, AES returned approximately 7,900 of our customers to local utility service. A second order (“Reset Order”) issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.”  In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”).  AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings.  In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue.  Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic.  While the New York State of Emergency Order for COVID-19 ended in June 2021, other state of emergency orders were issued in July 2021 and remain in effect. Under New York laws, telemarketers are prevented from making sales calls during states of emergency.  As a result, AES halted all telemarketing sales efforts in New York in March 2020, and this condition continues to remain in effect as of the date of this Annual Report.

During fiscal 2021, we sold approximately 1.7 million dekatherms of natural gas and 214.9 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 87% of our customers were residential households and the remainder were small commercial and industrial customers.  New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives.  Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer.  We have arrangements with several local utility companies that provide billing and collection services for a fee.  Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Trademarks and Tradenames

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights.  We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane,” and “Agway Energy Services” and related marks or designs incorporating such related logos such as “Go Green with Suburban Propane” and “Energy Guard.”  All of the trademarks and tradenames used by Suburban Propane and Agway Energy Services are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office.  We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental, Health and Safety Matters

Our operations are subject to numerous federal, state and local environmental, health and safety laws and regulations. Generally, these laws and regulations impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes, which may require the investigation, assessment, cleanup, or monitoring of, or compensation for, environmental impacts, including natural resource damages. Notably, these laws include the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); Resource Conservation and Recovery Act (“RCRA”); Clean Air Act; Clean Water Act; National Environmental Policy Act, and their implementing regulations, as well as comparable state laws and regulations. Additionally, there are environmental laws and regulations specific to the sale of electricity and natural gas in the retail energy market by our wholly owned subsidiary Agway Energy Services, LLC. Under the various laws and regulations to which we are subject, we must maintain various permits and comply with various monitoring and reporting requirements.

We own real property at locations where hazardous materials may be or may have been present as a result of prior activities.  We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with aboveground and underground fuel storage tanks.  We will also incur other expenses associated with environmental compliance.  We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.  As of September 25, 2021, we had accrued environmental liabilities of $1.9 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

Certain rules and procedures imposed by the National Fire Protection Association (“NFPA”), as well as comparable state laws and regulations, govern the safe handling of propane and establish industry standards for propane storage, distribution and equipment installation and operation in all of the states in which we operate.  In some states, these laws and regulations are administered by state agencies, and in others they are administered on a municipal level.

The NFPA’s rules and procedures, as well as comparable state laws and regulations govern the safe handling of distillates (fuel oil, kerosene and diesel fuel) and gasoline and establish industry standards for fuel oil, kerosene, diesel fuel and gasoline storage, distribution and equipment installation and operation in all of the states in which we sell those products.  In some states these laws and regulations are administered by state agencies and in others they are administered on a municipal level.

With respect to the transportation of propane, distillates and gasoline by truck, we are subject to laws and regulations that cover the transportation of hazardous materials and are administered, respectively, by the Federal Motor Carrier Safety Administration and the Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation (“DOT”), or comparable state agencies.  We conduct ongoing training programs to help ensure that our operations are in compliance with these and other applicable safety laws and regulations.  We maintain various permits that are necessary to operate our equipment and facilities, some of which may be material to our operations.  In compliance with the DOT’s pipeline safety regulations for “jurisdictional” propane systems that serve multiple customers, we provide training and written instruction for our employees, provide customers with periodic awareness notices and safety information, have established written procedures to minimize the hazards resulting from gas pipeline emergencies and keep records of inspections.

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

The U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities.  While propane itself is not considered a greenhouse gas, these regulations impact both our core business, as well as the retail sale of electricity and natural gas by AES. The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.  Changes in the EPA administration may result in the prioritization of climate change mitigation and adaptation measures and a push for significant reduction in GHG emissions.  We may incur costs associated with operational changes required to comply with any such new regulations over the coming years.

Both Houses of the United States Congress have considered adopting legislation to reduce emissions of GHGs.  While the bipartisan infrastructure bill that was signed into law in November 2021 does not impose GHG emissions reductions, it provides measures of protection against climate change disasters, including investments in clean energy. At this time, we cannot speculate as to the extent or impact of the new infrastructure law, the development of alternative energy sources or any future climate change legislation may have on our business or results of operations.

Regardless of what happens at the national level, numerous states and municipalities have begun to adopt laws and policies to regulate GHG emissions.  These regulatory actions could require us to incur increased expenses or lost revenue. We cannot predict whether, or in what form, additional climate change laws and regulations will be enacted, and what effect such laws and regulations may have on our business, financial condition or operations in the future. These local, state, and prospective national laws and regulations have sparked a shift in our industry toward the next generation of clean energy. We are an industry leader in this regard by making strategic investments so we can be positioned to have an adequate clean energy supply as these laws and regulations become operative. For example, we have taken a 39% equity stake in Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, with the goal of commercializing an rDME+propane blended product. We have also executed agreements to purchase and distribute renewable propane, which offers a low carbon emissions alternative compared to traditional propane, gasoline or diesel.  We are committed to increasing the availability of both rDME blended propane and renewable propane in the coming years.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price. We cannot predict whether, or in what form, climate change legislation provisions and renewable energy standards may be enacted, and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products will be affected by increased temperature volatility, or increased temperatures generally, although if there is an overall trend of unseasonably warmer temperatures in the winter months, it could adversely affect our business.

Future developments, such as stricter environmental, health or safety laws and regulations, could affect our operations. We do not anticipate that the cost of our compliance with environmental, health and safety laws and regulations, including RCRA and CERCLA, as currently in effect and applicable to known sites will have a material adverse effect on our financial condition or results of operations.  However, there can be no assurance that our financial condition or operations will not be materially adversely affected by future discovery of presently unknown, environmental liabilities or future environmental regulations.

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

ESG Strategy and Initiatives

We are committed to delivering safe, reliable, affordable, and sustainable energy solutions to our customers and local communities, and have made significant progress on our environmental, social and governance (“ESG”) initiatives, which accelerated with the launch of our Three Pillars of the Suburban Propane Experience in June 2019.  The three essential pillars are: i) Go Green with Suburban Propane, ii) SuburbanCares, and iii) Suburban Commitment to Excellence.  We launched this corporate initiative to emphasize our commitment to excellence for the comfort and safety of our customers, our devotion to our dedicated employees to provide for their safety and career development, our philanthropic efforts to give back to the communities we serve, our work to advocate for the inherent environmental benefits of using propane as a clean energy solution, our focus on supporting the sustainability needs of our customers and our strategic vision to invest in and develop innovative solutions to help pave the way to lowering greenhouse gas emissions.  We are committed to implementing business strategies using a holistic approach to doing what is best for our customers, employees, investors, our business and the community at large.  Effective ESG management for us supports our goal to create long-term value for our Unitholders and to support the interests of our other stakeholders.  Our Board of Supervisors takes an active role in overseeing the management of risks facing Suburban, including those impacted by ESG issues.

In support of our efforts to successfully manage and grow our business, we will continue to identify ways to include more ESG initiatives in our strategies that support our customers, employees, investors, and the communities in which we serve, including initiatives that support our three-pillars strategic plan.  Advancing our focus on ESG initiatives will allow for increased engagement across our business and help us to continue to identify and meet the evolving expectations of our customers, employees, investors, and other stakeholders.

Environmental Initiatives

Our Go Green with Suburban Propane corporate pillar encompasses our commitment and efforts to promote the versatile, affordable and clean-burning attributes of propane as one solution that can contribute to our customers achieving their sustainability goals and our efforts to contribute to the overall goals of reducing the nation’s carbon footprint, lowering greenhouse gas emissions and having a positive effect on climate change.  This pillar is supported by the tagline, “Serving communities today, leading the way to a sustainable tomorrow.”  Recognized for its low environmental impact by the Clean Air Act Amendments, propane can offer immediate opportunities to reduce carbon emissions over other traditional fuels, particularly in the transportation sector.  Propane is non-toxic, does not produce sulfur dioxide (a primary cause of the greenhouse effect) and emits 60% to 70% fewer smog producing hydrocarbons than gasoline and diesel.  Several states have implemented low carbon fuel standards that recognize the environmental benefits of using propane to power over-the-road vehicles and forklifts.  Through our dedicated sales efforts, we are actively promoting the use of propane in the transportation sector to replace diesel, and for each of the last three fiscal years, we sold more than 2.7 million gallons of propane annually to the over-the-road vehicle market, which helped reduce carbon emissions annually by approximately 19 million pounds, or 55%, compared to diesel.

With advancements in new technologies for the production of propane from renewable sources, as well as other technological advances to reduce the carbon intensity of traditional propane, our Go Green with Suburban Propane corporate pillar also underscores our commitment to invest in innovative solutions that can contribute to a sustainable energy future.  Starting in fiscal year 2020, the Partnership made great strides in advancing our strategic growth initiatives through our Go Green with Suburban Propane corporate pillar.   Specifically, we contracted for the supply and distribution of approximately 1.0 million gallons annually of renewable propane, produced from waste fats and oils, to meet customer demand for a renewable energy source.  In support of our long-term strategic growth initiatives to begin to build out a renewable energy platform, we acquired a 39% equity stake in Oberon Fuels, Inc. (“Oberon”), a development-stage producer of a low carbon renewable dimethyl either (“rDME”) transportation fuel, which can be produced from renewable sources such as timber waste from the paper and pulp industry or dairy manure from the farming industry.  The Partnership will have the exclusive rights to market and sell rDME in North America, and is collaborating with the Oberon management team to commercialize rDME as a solution toward a pathway to zero emission transportation in one of three applications for rDME, either as: (i) a diesel replacement, (ii) a hydrogen carrier, or (iii) a blend with propane, or renewable propane, to reduce its carbon intensity.

In further support of the Partnership’s efforts to advance its Go Green with Suburban Propane corporate initiative, we have officially registered the Go Green with Suburban Propane logo with the United States Patent and Trademark office.  As part of our commitment to innovating for a sustainable energy future, and in support of our strategic growth initiatives to build out a renewable energy platform, the Partnership also created a new executive-level position (reporting directly to our President and Chief Executive Officer) entitled Vice President, Strategic Initiatives – Renewable Energy.  This new position focuses on identifying, analyzing and developing opportunities within the renewable energy space for potential future acquisitions, partnerships or collaborative arrangements that support the Partnership’s efforts to grow its overall business through investment in, and development of, innovative solutions that will help pave the way to lowering greenhouse gas emissions.

We present information about our commitment to sustainable and environmentally sound practices on the “Go Green” page on our website, which may be accessed at www.suburbanpropane.com/suburban-propane-experience/go-green.  The information included on our “Go Green” page is not intended to be incorporated by reference into this Form 10-K Annual Report.

Social Initiatives

The Partnership has a more than 90-year legacy of an unwavering commitment to the highest standards for safety and outstanding customer service.  From our origins as a family-owned business in 1928, we have maintained a family-oriented culture with deep roots in each of the local communities we serve.  Our SuburbanCares corporate pillar highlights our continued dedication to philanthropic endeavors through the Partnership’s national partnership with the American Red Cross and countless local community sponsorships and events, as well as the many employee-focused initiatives that differentiate the Partnership as a great place to work.  This pillar is supported by the tagline, “Suburban cares about our people and the communities we serve.”

During the fiscal year ended September 25, 2021, the Partnership placed a specific focus on partnering with organizations that provide much needed assistance to women and children in underserved communities throughout our operating footprint with food, shelter, educational supplies and many other essential items.  We also entered into a partnership with the United States Army’s Partnership for Youth Success (“PaYS”) program, which guarantees soldiers an interview and possible employment within the Partnership upon completion of their service, and includes the Partnership in recruiting functions, community events and various outreach initiatives undertaken through the PaYS program.   This year, our SuburbanCares activities were recognized by NJ Biz as a finalist for Corporate Citizen of the Year. We also expanded our efforts to support the American Red Cross, especially given the need for blood donations during the pandemic.

Safety

Embedded in our culture and the Partnership’s mission statement is our commitment to safety.  We believe that the safety and well-being of our employees, customers, and communities is of the utmost importance.  Safety is the top priority for our business and we continue to invest in programs, technology, and training to improve safety throughout our operations.  We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in supporting our business and managing our operations.

Human Capital Management

Our Board, and our management, consider effective talent development and human capital management to be critical components to the Partnership’s continued success.  Our Board is involved in leadership development and actively oversees the Partnership’s succession planning, which includes periodic reviews of our talent management strategies, leadership pipeline and succession planning for key executive positions.  Our Board oversees the process of succession planning and the Compensation Committee of our Board implements programs to compensate, retain and motivate key talent.

In further support of our SuburbanCares corporate pillar, and our commitment to building a diverse and inclusive culture, we have developed many employee-focused initiatives to support employee career development and hiring, such as our “Steer Your Career” program, which encourages and supports employees to further their education and enhance their knowledge and skills to prepare them for expanded opportunities and responsibilities; our “Heroes Hired Here” program, in which we take pride in our efforts to attract and employ military veterans in recognition and appreciation for the values, leadership, dedication and unique skills that they bring to the Partnership, and support provided to their family members; and our “Apprentice Program,” which provides company-paid, on-the-job training for apprentices to develop their careers and provide them the necessary skills and tools to prepare them for a successful career within the Partnership.

Governance Initiatives

The Board believes that sound corporate governance practices and policies provide an important framework to assist the Board in fulfilling its duty to Unitholders. Our corporate governance practices and policies, which are periodically reassessed, are reflected in our committee charters, Code of Business Conduct and Ethics, and our Corporate Governance Guidelines & Principles.  A copy of each is available from our website at www.suburbanpropane.com.

The Partnership was one of the first publicly traded partnerships to eliminate the “incentive distribution rights” of its general partner, which we completed in 2006.  This removed the potential for conflicts of interest between our general partner and limited partners, and simplified our capital structure.  The general partner of both the Partnership and our Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company, the sole member of which is the Partnership’s Chief Executive Officer.  Other than as a holder of 784 Common Units that will remain in the General Partner, the General Partner does not have any economic interest in us or our Operating Partnership.  Accordingly, and unlike many publicly traded partnerships, the Partnership is controlled by our Unitholders through the independently elected Board.

Governance Highlights

Several highlights that demonstrate our commitment to sound corporate governance include:

•	Supervisor and Committee Independence
o	Six of our seven Supervisors are independent, as of September 25, 2021
o	Our Audit, Compensation and Nominating/Governance Committees are fully independent
o	Independent Supervisors chair each of our Committees
•	Board Leadership and Engagement
o	An independent Supervisor chairs our Board
o	Independent Supervisors conduct executive sessions at meetings without the presence of members of management
o	Supervisors attended more than 75% of the total number of meetings of the Board and of the Committees of the Board on which such Supervisor served in fiscal 2021
•	Board Evaluations and Effectiveness
o	Our Board conducts annual self-assessments to evaluate Board and Committee effectiveness, and identify opportunities for improving our Board and Committee operations
•	Clawback, Insider Trading and Anti-Hedging Policies
o

Performance-based incentive awards or payments for our officers are subject to our Incentive Compensation Recoupment Policy, which permits the Partnership to recoup incentive compensation in the event of a material restatement of financial results, or other events that negatively impact the Partnership, including fraudulent or intentional misconduct that results in an adverse impact on our financial performance

o

Our Insider Trading Policy prohibits our Supervisors, executive officers and certain other key employees from engaging in insider trading, or in hedging transactions or derivative investments involving the Partnership’s equity securities

•	Share Ownership
o	Our Equity Holding Policy establishes guidelines for the level of equity holdings in the Partnership that Supervisors and our executive officers are expected to maintain

o

Supervisors are required to hold Common Units, the value of which is equivalent to 4x the cash portion of their annual retainer (including additional fees to Committee chairs) no later than the measurement date next following the second anniversary of the date upon which the Supervisor joined the Board

o	Our CEO is required to hold Common Units, the value of which is equivalent to 5x base salary
o	Other named executive officers are required to hold Common Units, the value of which is equivalent to 2.5x to 3x their base salary, depending upon their position

Board Diversity Highlights

Our Supervisors have extensive and diverse experience relevant to our business and strategy that enhances the knowledge of our Board and the insight that they provide the Partnership, including significant experience in the following industries:

•	Retail distribution of energy and other products;
•	Energy infrastructure and logistics;
•	Chemical processing and refining;
•	Energy consulting;
•	Public policy and government relations;
•	Mergers and acquisitions;
•	Investment banking and financial management; and
•	Business assurance.

Our Supervisors also currently hold, or have held, a diverse range of leadership positions, including:

•	Chairman;
•	President;
•	Chief Executive Officer;
•	Chief Financial Officer;
•	State governor;
•	General external auditor; and
•	Business owner/entrepreneur.

If a vacancy on our Board arises, then our Nominating/Governance Committee is instructed by its charter to consider candidates from various disciplines and diverse backgrounds that optimally enhance the current mix of talent and experience on the Board.  While industry-specific expertise is an essential component of our Board’s oversight of the Partnership, we consider all aspects of a candidate’s qualifications and skills in the context of the Partnership’s needs, with a view to creating a Board with a diversity of experience and perspectives; including diversity with respect to race, gender, age, background and areas of expertise.  We also benefit from the viewpoints of supervisors with expertise outside of our industry and our Nominating/Governance Committee includes, and has any search firm that it may engage include, women and minority candidates in the pool from which the Nominating/Governance Committee selects supervisor candidates.

Safety and Ethics Hotline

It is the Partnership’s policy to encourage the communication of bona fide concerns relating to the lawful and ethical conduct of its business, and its audit and accounting procedures or related matters.  It is also the policy of the Partnership to protect those who communicate their bona fide concerns from any retaliation for such reporting.  All employees, customers, vendors and other stakeholders can communicate concerns by calling our Safety and Ethics Hotline, which is hosted by a third party to maintain confidentiality and anonymity when requested.  Our senior leadership team, along with our Audit Committee, review matters reported through the Safety and Ethics Hotline.  Confidential and anonymous mechanisms for reporting concerns are also available and described in our Code of Business Conduct and Ethics.

Cybersecurity

The Partnership’s cybersecurity program is based upon the National Institute of Standards of Technology (NIST) Cybersecurity Framework.  Our program is comprehensive in scope and covers all of the Partnership’s general corporate Information Technology (IT) systems, as well as operational technology systems supporting our business.  Our senior leadership team, along with our Audit Committee, receive regular and recurring program updates, metrics, and roadmaps to promote the effectiveness of the program and the alignment with the Partnership’s business objectives.  Our program and controls are periodically reviewed by independent third parties to enable the Partnership to employ industry best practices.

Employees

As of September 25, 2021, we had 3,131 full time employees, of whom 573 were engaged in general and administrative activities (including fleet maintenance), 34 were engaged in transportation and product supply activities and 2,524 were customer service center employees, as well as 95 part time employees.  As of September 25, 2021, 72 of our employees were represented by 8 different local chapters of labor unions.  We believe that our relations with both our union and non-union employees are satisfactory.  In addition, we hire temporary workers to meet peak seasonal demands.

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

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has adversely impacted our business, as well as the operations of our customers and suppliers and may continue to impact us in the future.

The ongoing global spread of COVID-19, and variants thereof, and the fear that has been created and continues has resulted in significant economic uncertainty, significant declines in business and consumer confidence, negative impacts and disruptions to our operations and those of our customers and suppliers.  The degree of disruption associated with the COVID-19 pandemic has been and remains difficult to predict due to many factors, including:

•	the scope and uncertainty surrounding the magnitude and duration of the pandemic;
•	the spread and severity of the pandemic;
•	the availability, adoption and protection provided by vaccines;
•	the emergence and severity of any new COVID-19 variants;
•	governmental actions that have been and may continue to be imposed on businesses such as ours; and
•	the rate and sustainability of economic recovery after the pandemic subsides.

Our operations could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19 or any related variants, or if government policies restrict the ability of our employees to perform their critical functions or require employers to impose vaccine mandates on their employees, who in turn resign or otherwise leave their positions for other businesses that are not required to impose employee vaccinations.  We are also unable to predict the extent to which the pandemic may continue to impact our operations, as well as our customers and suppliers and their financial conditions. Finally, the COVID-19 pandemic may make it harder for our management to estimate the future performance of our business. The unpredictable nature and uncertainty of the current COVID-19 pandemic could also magnify and exacerbate the other risks discussed elsewhere in this “Risk Factors” section.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance.  For example, average temperatures in our service territories were 10%, 10% and 6% warmer than normal for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).  Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations.  Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions.  We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

If the frequency or magnitude of significant weather conditions or natural disasters such as floods, droughts, wildfires, hurricanes, blizzards or earthquakes increase, as a result of climate change or for other reasons, our results of operations and our financial performance could be negatively impacted by the extent of damage to our facilities or to our customers’ residential homes and business structures, or of disruption to the supply or delivery of the products we sell.

Deterioration of general economic conditions have harmed and could continue to harm our business and results of operations.

Our business and results of operations have been, and may continue to be, adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, unemployment rates, energy availability and costs, the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), and the effects of governmental initiatives to manage economic conditions.

Volatility in financial markets and deterioration of national and global economic conditions have impacted, and may again impact, our business and operations in a variety of ways, including as follows:

•

certain of our commercial, industrial and governmental customers who have temporarily curtailed or suspended operations in light of the COVID-19 pandemic may continue to do so or reinstitute such efforts;

•

while 2020 and 2021 operating results were favorably impacted by increased usage of our products and services by certain of our residential customers as a result of COVID-19 stay at home and quarantine mandates, such usage levels were higher than usual for our operations and may not continue, or could be reduced in the future, to the extent our residential customers return to a more traditional work environment, or experience a decreased use of our products and services in the future;

•

our customers may reduce their discretionary spending, or may forego certain purchases altogether, during economic downturns, and may reduce or delay their payments for our products as a result of significant unemployment or an inability to operate or make payments due to COVID-19;

•

while we have seen some improvements in the economy generally, if volatile or negative economic conditions continue to impact our customers, it could lead to increases in customer payment default rates and/or related challenges in collecting on accounts receivable;

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

•	volatility in commodity and other input costs could substantially impact our result of operations;
•	if our indebtedness increases, or our consolidated EBITDA declines, it could adversely affect our liquidity and lead to increased risks of default under our credit agreement; and
•

it may become more costly or difficult to obtain debt or equity financing to fund investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Disruption of our supply chain could have an adverse impact on our business and our operating results.

Damage or disruption to our supply chain, including third-party production or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disasters, fires or explosions, terrorism, pandemics (such as the COVID-19 pandemic or otherwise), strikes, government action, economic and operational considerations of producers and refineries, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to acquire sufficient supplies of the products we sell.

We have actively monitored and managed supply chain and logistical (including transport) issues to the extent needed as a result of the ongoing COVID-19 pandemic and its potential impact on our supply chain and the overall global supply chain. Although we source our propane, fuel oil and refined fuels, and natural gas from a broad group of suppliers, restrictions on businesses or volatility in the economy or supply chain resulting from the COVID-19 pandemic could otherwise cause global supply, logistics and transport of these fuels to become constrained, which may cause the price to increase and/or adversely affect our ability to acquire adequate supplies to meet customer demand. The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and increased freight expenses in general.  We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, and strategically managing our purchasing functions and logistics in delivering our products and services.  Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, our ability to deliver our products and services or the costs associated therewith, will not have a material adverse effect on our business, financial condition and results of operations.

Sudden increases in our costs to acquire and transport propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product, and retail sales price.  Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity and length of winter weather, natural disasters, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints, or delays in shipping availability, backlogs at shipping ports or other points of entry, and lack of available trucking or other shipping means. Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense.  As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities may be materially higher at least on a short-term basis.  Because we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability.  In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

In general, product supply contracts permit suppliers to charge posted prices at the time of delivery, or the current prices established at major supply points, including Mont Belvieu, Texas, and Conway, Kansas.  We engage in transactions to manage the price risk associated with certain of our product costs from time to time in an attempt to reduce cost volatility and to help ensure availability of product.  We can give no assurance that future increases in our costs to acquire and transport propane, fuel oil and natural gas will not have a material adverse effect on our profitability and cash flow, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to our Unitholders.

High prices for propane, fuel oil and other refined fuels and natural gas can lead to customer conservation, resulting in reduced demand for our product.

Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control.  Therefore, our average retail sales prices can vary significantly within a heating season, or from year to year, as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions.  During periods with high product costs for propane, fuel oil and other refined fuels and natural gas, our selling prices generally increase.  High prices can lead to customer conservation, resulting in reduced demand for our products.

Because of the highly competitive nature of the retail propane and fuel oil businesses, we may not be able to retain existing customers or acquire or attract new customers, which could have an adverse impact on our operating results and financial condition.

The retail propane and fuel oil industries are mature and highly competitive.  We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years.  Year-to-year industry volumes of propane and fuel oil are expected to be primarily affected by weather patterns and from competition intensifying during warmer than normal winters, as well as from the impact of a sustained higher commodity price environment on customer conservation, and the impact of perceived uncertainty about the economy on customer buying habits.

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

As a result of the highly competitive nature of the retail propane and fuel oil businesses, our growth within these industries depends on our ability to acquire other well-run retail distributors, open new customer service centers, acquire or attract new customers and retain existing customers.  We can give no assurance that we will be able to acquire other retail distributors, add new customers or retain existing customers.

Energy efficiency, general economic conditions and technological advances have affected and may continue to affect demand for propane and fuel oil by our retail customers.

The national trend toward increased conservation and technological advances, including installation of improved insulation and other advancements in building materials, as well as the development of more efficient furnaces and other heating and energy sources, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers.  In addition, perceived uncertainty about the economy may lead to additional conservation by retail customers seeking to further reduce their heating costs, particularly during periods of sustained higher commodity prices.  Future technological advances in heating, conservation and energy generation and continued economic weakness may adversely affect our volumes sold, which, in turn, may adversely affect our financial condition and results of operations.

Current conditions in the global capital and credit markets, and general economic pressures, may adversely affect our financial position and results of operations.

Our business and operating results are materially affected by worldwide economic conditions.  Conditions in the global capital and credit markets, as well as general economic pressures, could impact consumer and/or business confidence and increase market volatility, which could negatively affect business activity generally.  This situation, especially when coupled with increasing energy prices, may cause our customers to experience cash flow shortages which in turn may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products.  In addition, any disruptions in the U.S. residential mortgage market (as a result of changes in tax laws or otherwise) and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

We may not be able to attract and retain qualified employees or find, develop and retain key employees to support and grow our business, which may adversely affect our business and results of operations.

Like most companies in the markets in which we operate, we are continuously challenged in attracting, developing and retaining a sufficient number of employees to operate our businesses throughout our operating geographies, particularly with regard to our driver and technician positions.  Our industry in general, as well as the overall trucking industry, is currently experiencing a shortage of qualified drivers and technicians that is exacerbated by several factors, including:

•	an overall market where high driver turnover exists due to an increased number of alternative employment opportunities;
•	increased competition for drivers and technicians in the industry, which impacts compensation for those positions;
•	a changing workforce demographic with a lack of younger employees who are qualified to join or replace aging drivers and technicians as they retire; and
•	ongoing COVID-19 related issues that negatively impact employee retention, turnover rates and eligible candidate pools for key positions such as our drivers and technicians.

We may also have difficulty recruiting and retaining new employees beyond our driver and technician positions with adequate qualifications and experience.  The challenge of hiring new employees at times is further exacerbated by the rural nature of our business, which provides for a smaller pool of skilled employee candidates who meet our hiring criteria and the licensing and qualification requirements that may exist for certain types of positions such as our driver and technician positions.  If we are unable to continue to attract and retain a sufficient number of new employees or retain existing employees with the technical skills upon which our business depends, we may be forced to adjust our compensation packages to pay higher wages, or offer other benefits that might impact our cost of labor, or force us at times to operate with fewer employees and face difficulties in meeting delivery demands for our customers, any of which could adversely affect our profitability and results of operations.

We are dependent on our senior management and other key personnel.

Our success depends on our senior management team and other key personnel with technical skills upon which our business depends and our ability to effectively identify, attract, retain and motivate high quality employees, and replace those who retire or resign.  We believe that we have an experienced and highly qualified senior management team and the loss of service of any one or more of these key personnel could have a significant adverse impact on our operations and our future profitability.  Failure to retain and motivate our senior management team and to hire, retain and develop other important personnel could generally impact other levels of our management and operations, ability to execute our strategies and adversely affect our business and results of operations.

The risk of terrorism, political unrest and the current hostilities in the Middle East or other energy producing regions may adversely affect the economy and the price and availability of propane, fuel oil and other refined fuels and natural gas.

Terrorist attacks, political unrest and hostilities in the Middle East or other energy producing regions could likely lead to increased volatility in the price and availability of propane, fuel oil and other refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth.  The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time.  An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane and fuel oil), and our infrastructure facilities could be direct or indirect targets.  Terrorist activity may also hinder our ability to transport propane, fuel oil and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack.  A lower level of economic activity could result in a decline in energy consumption, which could adversely impact our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital.  We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

Our financial condition and results of operations may be adversely affected by governmental regulation and associated environmental and health and safety costs.

Our business is subject to a wide and ever-increasing range of federal, state and local laws and regulations related to environmental, health and safety matters; including those concerning, among other things, the investigation and remediation of contaminated soil, groundwater and other environmental resources, the transportation of hazardous materials and guidelines and other mandates with regard to the health and safety of our employees and customers.  These requirements are complex, changing and tend to become more stringent over time.  In addition, we are required to maintain various permits that are necessary to operate our facilities and equipment, some of which are material to our operations.  There can be no assurance that we have been, or will be, at all times in complete compliance with all legal, regulatory and permitting requirements or that we will not incur significant costs in the future relating to such requirements.  Violations could result in penalties, or the curtailment or cessation of operations.

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

The deregulated retail natural gas and electricity industries in which AES participates are highly competitive.  New York has instituted major new regulation of these industries, and other states have changed business rules to provide further protections to consumers.  An Order from the New York Public Service Commission (“NY PSC“) regarding low income consumers went into effect in 2018 and required that all energy service companies (“ESCOs”) stop serving low-income consumers. As a result, AES returned approximately 7,900 of our customers to local utility service. A second order (“Reset Order”) issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.”  In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”).  AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings.  In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue.

Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic.  While the New York State of Emergency Order for COVID-19 ended in June 2021, other state of emergency orders were issued in July 2021 and remain in effect. Under New York laws, telemarketers are prevented from making sales calls during states of emergency.  As a result, AES halted all telemarketing sales efforts in New York in March 2020, and this condition continues to remain in effect as of the date of this Annual Report.  At this time, we are unable to predict the ultimate outcome of the rulemaking, or the impact of such eventual outcome on AES’ business, but it could impact the ability of AES to acquire and retain natural gas and electricity customers.

These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies and practices. Two such lawsuits were commenced against AES in 2017 and 2018, involving New York and Pennsylvania customers.  AES filed motions to dismiss both actions on procedural and substantive grounds.  The United States District Court for the Western District of Pennsylvania granted AES’s motion and dismissed the plaintiff’s complaint with prejudice, finding that AES did not breach its contract or defraud customers.  In August of 2020, the Third Circuit Court of Appeals affirmed the dismissal of plaintiff’s complaint.  In the New York action, the United States District Court for the Northern District of New York granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s statutory consumer fraud and breach of contract causes of action to proceed.  While AES believes the remaining claims in the New York action are devoid of merit and intends to vigorously defend itself in the matter, we are unable to predict at this time the ultimate outcome of the New York action.  However, if we are ultimately unable to successfully defend our AES business in this class action lawsuit, a decision rendered against AES could have an adverse impact on our business and operations.

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

From time to time, our Partnership and/or other companies in the segments in which we operate may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties, or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations.  We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies.  We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices, or that all legal matters that arise will be covered by our insurance programs.

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

The retail propane and fuel oil industries are mature.  We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years.  With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. As a result, we may engage in strategic transactions involving the acquisition of, or investment in, other retail propane and fuel oil distributors, other energy-related businesses or other related cross-functional lines of business. The competition for these acquisitions is intense and we can make no assurance that we will be able to successfully acquire other businesses on economically acceptable terms or, if we do, that we can integrate the operations of acquired businesses effectively or to realize the expected benefits of such transactions within the anticipated timeframe, or at all, such as cost savings, synergies, sales and growth opportunities.  In addition, the integration of an acquired business may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

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

The EPA issued an Endangerment Finding under the federal Clean Air Act, which determined that emissions of GHGs, such as carbon dioxide, present an endangerment to public health and the environment because emissions of such gases may be contributing to the warming of the earth’s atmosphere, volatility in seasonal temperatures, increased frequency and severity of storms, floods and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities.  The EPA’s authority to regulate GHGs has been upheld by the U.S. Supreme Court.  The new presidential administration has appointed new leadership at the EPA that is expected to result in the prioritization of climate change mitigation and adaptation measures and a push for significant reduction in GHG emissions.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs.  While the bipartisan infrastructure bill that was signed into law in November 2021 does not impose GHG emissions reductions, it provides measures of protection against climate change disasters, including investments in clean energy. Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and GHG emission reduction targets.  For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide climate action framework which includes a target to reduce net greenhouse gas emissions to zero by 2050.

While propane is considered a clean alternative source of energy, and demand for propane may increase over other non-renewable sources of energy if new climate change legislation is enacted, the adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand.  We cannot predict whether, when or in what form climate change legislation provisions and renewable energy standards may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future.  In addition, a possible consequence of climate change is increased volatility in seasonal temperatures.  It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer winter temperatures, it could adversely affect our business.

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

We depend heavily on the performance and availability of our management information systems, websites and network infrastructure to attract and retain customers, process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations, assist in delivering our products on a timely basis and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. Any failure or disruption in the availability or operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key third-party providers or failure to continue to modify such systems effectively as our business expands could create negative publicity that damages our reputation or otherwise adversely impact our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks, but they cannot fully eliminate the risks as a failure or disruption could be experienced in any of our information systems.

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

As of September 25, 2021, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $132.0 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes or the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

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

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 25, 2021.

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

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us.  A disruption in the capital and credit markets or increased volatility could impair our ability to access capital and credit markets at rates and terms acceptable to us or not at all.  This could limit our ability to refinance long-term debt at or in advance of maturities or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable.

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

As of September 25, 2021, we owned approximately 72% of our customer service center and satellite locations and leased the balance of our retail locations from third parties.  We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California.  Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment.  The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 25, 2021, we had a fleet of 10 transport truck tractors, of which we owned 7, and 23 railroad tank cars, of which we owned none.  In addition, as of September 25, 2021 we had 1,113 bobtail and rack trucks, of which we owned 22%, 109 fuel oil tankwagons, of which we owned 43%, and 1,324 other delivery and service vehicles, of which we owned 27%.  We lease the vehicles we do not own.  As of September 25, 2021, we also owned approximately 796,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 54,000 customer propane storage tanks with typical capacities of over 500 gallons and 265,000 portable propane cylinders with typical capacities of five to ten gallons.

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
(a)

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH.  As of November 22, 2021, there were 522 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

On October 21, 2021, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 25, 2021. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit.

(b)	Not applicable.
(c)	None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations, seen from our perspective, which should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  In addition, our business is subject to the risks and uncertainties described in Item 1A of this Annual Report.  Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

COVID-19 Pandemic

The COVID-19 pandemic has resulted in commodity and stock market volatility, significant government stimulus and uncertainty about economic conditions that will prevail in the months ahead. In response to temporary government restrictions on businesses during much of calendar year 2020, certain of our commercial and industrial customers were forced to temporarily curtail or suspend operations, or otherwise were impacted by lower economic activity as a result of the COVID-19 pandemic. As a result, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020.  Notwithstanding those challenges, we also experienced an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions.  We took decisive action in the early stages of the pandemic to adapt our business model and modify our operating protocols in order to help protect the health and safety of our employees, while ensuring seamless delivery of our essential services to the customers and communities we serve.  As COVID-19 related business restrictions eased throughout fiscal 2021, customer demand in those sectors most impacted originally by the pandemic started to normalize, although there continues to be a risk of permanent demand destruction if economic conditions deteriorate, or if some businesses are unable to recover.  While we expect that many of these effects will not be permanent, it is impossible to predict their duration.  We have developed, implemented and continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and we continue to adapt our operational model to shifting demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity as we navigate through fiscal 2022 and beyond.

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

During fiscal 2021, the wholesale cost of propane rose steadily throughout the year which was reflective of the contraction in U.S. propane inventory levels resulting from higher domestic consumption, coupled with increased exports.  According to the Energy Information Administration, U.S. propane inventory levels at the end of September 2021 were 72.9 million barrels, which was 28.5% lower than September 2020 levels, and 19% lower than the 5-year average for September.  Average posted propane prices (basis Mont Belvieu, Texas) were 97.5% higher than the prior year.  Consistent with our established practice, we adjusted customer pricing accordingly as market conditions allowed.

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

Pension and Other Postretirement Benefits.  We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs.  We use the Society of Actuaries’ mortality scale (MP-2020) and other actuarial life expectancy information when developing the annual mortality assumptions for our pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.

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

Results of Operations and Financial Condition

Net income for fiscal 2021 was $122.8 million, or $1.96 per Common Unit, compared to $60.8 million, or $0.98 per Common Unit, in fiscal 2020.

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $22.0 million, or 8.7%, to $275.7 million for fiscal 2021, compared to $253.7 million in the prior year.

Retail propane gallons sold in fiscal 2021 of 419.8 million gallons increased 4.2% compared to the prior year, primarily due to an increase in weather-related customer demand during the most critical months of the heating season, an increase in commercial and industrial demand resulting from the easing of COVID-related business restrictions and an improving economy, and positive progress in our customer base growth and retention initiatives. Average temperatures (as measured by heating degree days) across all of the Partnership’s service territories for fiscal 2021 were 10% warmer than normal and comparable to the prior year. However, average temperatures during the critical months of December 2020 through February 2021 were 7% cooler than the same period in the prior year and contributed to an overall increase in heat-related demand.

Average propane prices (basis Mont Belvieu, Texas) for fiscal 2021 increased 97.5% compared to the prior year.  Total gross margin for fiscal 2021 of $803.3 million increased $78.3 million, or 10.8%, compared to the prior year, primarily due to higher volumes sold and higher unit margins.  Gross margin for fiscal 2021 included a $43.1 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.4 million unrealized loss in the prior year.  These non-cash adjustments were excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $485.5 million for fiscal 2021 increased 3.8% compared to the prior year, primarily due to higher volume-related variable operating costs and higher variable compensation, partially offset by a decrease in accruals for self-insured liabilities and bad debt expense.  Operating expenses for fiscal 2021 included a $4.3 million charge related to the Partnership’s voluntary full withdrawal from a multi-employer pension plan covering certain employees, which was excluded from Adjusted EBITDA.

During fiscal 2021, we utilized cash flows from operating activities to repay $87.6 million of debt. As a result of the combination of higher earnings and lower debt, our consolidated leverage ratio improved to 3.96x for the fiscal year ended September 25, 2021.

In addition to the improvement in earnings, we succeeded in accomplishing a number of significant goals in fiscal 2021 that will provide further support for our long-term strategic growth initiatives.  The following highlights a few noteworthy accomplishments for fiscal 2021:

•	We strengthened our balance sheet by reducing debt by nearly $88 million with cash flows from operating activities;
•

We opportunistically refinanced a significant portion of our senior debt at lower interest rates -- extending weighted average debt maturities by 3.5 years and reducing annual interest expense by $7.0 million;

•	We enhanced returns to Unitholders with an 8.3% increase in the annualized distribution rate at the end of the third quarter of fiscal 2021;
•	We acquired and successfully integrated a well-run propane business in an attractive market on the east coast;
•

We made further advancements in our efforts to advocate for the clean burning attributes of propane, while also making additional strategic investments in new technologies that can contribute to lowering greenhouse gas emissions.  More specifically, we made additional investments in our minority-owned subsidiary, Oberon Fuels (“Oberon”) (see Part IV, Note 4 of this Annual Report), which achieved several milestones toward our collective efforts to commercialize clean-burning, renewable dimethyl ether (“rDME”).  In June 2021, Oberon began production of the first-ever rDME in the United States, and is believed to be the only current commercial producer of this molecule in the world.  Additionally, Oberon, through a public-private partnership with Los Alamos National Laboratory, has secured funding from the U.S. Department of Energy to develop and scale-up steam reforming technology to produce renewable hydrogen from rDME;

•	We expanded our supply agreements to acquire renewable propane, produced entirely from renewal sources, such as waste fats and oils, to help meet customer demand for renewable energy solutions;
•	We extended our reach in certain strategic markets that were not previously served by our existing propane footprint;
•	We made further investments in new handheld technology for our drivers and service technicians to improve efficiency and enhance the customer experience; and
•

We partnered with a number of local organizations to provide donations and support to communities in multiple locations throughout our operating footprint as part of our SuburbanCares corporate pillar.

On October 21, 2021, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 25, 2021. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit.  The distribution was paid on November 9, 2021 to Common Unitholders of record as of November 2, 2021.

As we look ahead to fiscal 2022, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $35.0 million; (ii) approximately $61.3 million of interest and income tax payments; and (iii) approximately $81.9 million of distributions to Unitholders, based on the current annualized rate of $1.30 per Common Unit.  Based on our liquidity position, which includes availability of funds under the revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

The unprecedented health crisis from the COVID-19 pandemic and the variants thereof continue to represent a complex uncertainty, which has had a profound overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown instituted to mitigate the spread of the virus.  The areas of our business that have been impacted by the economic slowdown included:

•

The temporary suspension of business operations by certain of our commercial and industrial customers has resulted in lower demand, principally during the second half of fiscal 2020 and the first quarter of fiscal 2021, from these customer markets;

•

In certain states, restrictions were placed on our business that would otherwise allow us to decline or refuse to service certain customers who have not or are unwilling to pay for product delivered or services rendered;

•	There may be potential disruptions in the propane, fuel oil, natural gas and electricity supply chains;
•

The potential for increasing costs to implement additional measures to help protect our employees, customers and local communities as state and federal governments provide and update guidance on workplace safety protocols; and

•	Employee recruiting and retention challenges given rising wages and related competitive pressures.

Although uncertainty remains regarding the long-term impact of the COVID-19 pandemic on the economy and businesses, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through fiscal 2022, there remains significant uncertainty regarding the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19 and the variants thereof.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenues
Propane	$1,140,457	$955,143	$185,314	19.4%
Fuel oil and refined fuels	67,104	75,039	(7,935)	(10.6)%
Natural gas and electricity	30,425	31,184	(759)	(2.4)%
All other	50,769	46,531	4,238	9.1%
Total revenues	$1,288,755	$1,107,897	$180,858	16.3%
Retail gallons sold
Propane	419,758	402,857	16,901	4.2%
Fuel oil and refined fuels	24,039	26,039	(2,000)	(7.7)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2021 were 10% warmer than normal and flat to the prior year.  The weather during fiscal 2021 was characterized by widespread unseasonably warm temperatures during the first and third fiscal quarters, with sustained and widespread cooler temperatures throughout much of the second quarter. The cooler second quarter temperatures compared to the prior year were experienced throughout most of our operating territories, with cooler temperatures occurring during December 2020 through February 2021, which are the most critical months for heat-related demand.  The cooler weather pattern during these critical months of the heating season, combined with improving economic conditions from the easing of restrictions on certain commercial and industrial businesses, contributed to an increase in customer demand and volumes sold.

Revenues from the distribution of propane and related activities of $1,140.5 million for fiscal 2021 increased $185.3 million, or 19.4%, compared to $955.1 million for the prior year, primarily due to higher average retail selling prices associated with a steady rise in wholesale costs and higher volumes sold.  Average propane selling prices for fiscal 2021 increased 11.6% compared to the prior year, resulting in a $115.1 million increase in revenues.  Retail propane gallons sold increased 16.9 million gallons, or 4.2%, to 419.8 million gallons, resulting in an increase in revenues of $40.1 million.  Included within the propane segment are revenues from risk management activities of $30.5 million for fiscal 2021, which increased $30.1 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $67.1 million for fiscal 2021 decreased $7.9 million, or 10.6%, from $75.0 million for the prior year, primarily due to lower volumes sold and lower average selling prices. Fuel oil and refined fuels gallons sold decreased 2.0 million gallons, or 7.7%, resulting in a $5.7 million decrease in revenues.  Average selling prices for fuel oil and refined fuels decreased 3.1%, resulting in a $2.2 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $0.8 million, or 2.4%, to $30.4 million in fiscal 2021 compared to $31.2 million in the prior year, mainly due to a reduction to the customer base resulting from regulatory actions taken by the New York State Public Utility Commission that pertain to this segment of our business (see Item 1).

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of products sold
Propane	$411,720	$305,754	$105,966	34.7%
Fuel oil and refined fuels	41,158	46,256	(5,098)	(11.0)%
Natural gas and electricity	17,515	17,269	246	1.4%
All other	15,085	13,672	1,413	10.3%
Total cost of products sold	$485,478	$382,951	$102,527	26.8%
As a percent of total revenues	37.7%	34.6%

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

From a commodity perspective, wholesale propane prices trended steadily higher throughout the fiscal year. As of September 2021, propane inventory levels in the United States were 28.5% lower than at September 2020 and 19% below the 5-year average for September, as strong exports and domestic demand outpaced U.S. production.  Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2021 were 97.5% and 26.2% higher than the prior year, respectively.  The net change in the fair value of derivative instruments during the fiscal year resulted in unrealized non-cash gains of $43.1 million and unrealized non-cash losses of $0.4 million reported in cost of products sold in fiscal 2021 and 2020, respectively, resulting in a year-over-year decrease of $43.5 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $411.7 million for fiscal 2021 increased $106.0 million, or 34.7%, compared to the prior year, primarily due to higher wholesale costs and higher volumes sold, which resulted in increases in cost of products sold of $113.4 million and $12.4 million, respectively.  Cost of products sold from risk management activities decreased $19.8 million compared to the prior year, primarily due to the $43.5 million difference in mark-to-market adjustments on derivative instruments discussed above, partially offset by a higher notional amount of hedging contracts that were settled physically.

Cost of products sold associated with our fuel oil and refined fuels segment of $41.2 million for fiscal 2021 decreased $5.1 million, or 11.0%, compared to the prior year, due to lower volumes sold and lower wholesale costs, which resulted in decreases in cost of products sold of $3.6 million and $1.5 million compared to the prior year, respectively.

Cost of products sold in our natural gas and electricity segment of $17.5 million for fiscal 2021 increased $0.2 million, or 1.4%, compared to the prior year, primarily due to higher wholesale costs, offset by lower usage.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2021	2020	Increase	Increase
Operating expenses	$411,390	$401,958	$9,432	2.3%
As a percent of total revenues	31.9%	36.3%

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

Operating expenses of $411.4 million for fiscal 2021 increased $9.4 million, or 2.3%, compared to $402.0 million in the prior year, primarily due to higher payroll and benefit-related costs and higher variable volume-related operating costs, offset to an extent by decreases in accruals for self-insured liabilities and other legal matters, and lower bad debt expense.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2021	2020	Increase	Increase
General and administrative expenses	$74,096	$65,927	$8,169	12.4%
As a percent of total revenues	5.7%	6.0%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $74.1 million for fiscal 2021 increased $8.2 million, or 12.4%, compared to $65.9 million in the prior year, primarily due to higher variable compensation expenses attributable to higher earnings, offset to an extent by lower professional services fees.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2021	2020	Decrease	Decrease
Depreciation and amortization	$104,555	$116,791	$(12,236)	(10.5)%
As a percent of total revenues	8.1%	10.5%

Depreciation and amortization expense of $104.6 million in fiscal 2021 decreased $12.2 million from $116.8 million in the prior year, primarily as a result of the conclusion of the amortization period for certain intangible assets from prior business acquisitions, coupled with lower levels of capital expenditures.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2021	2020	Decrease	Decrease
Interest expense, net	$68,132	$74,727	$(6,595)	(8.8)%
As a percent of total revenues	5.3%	6.7%

Net interest expense of $68.1 million for fiscal 2021 decreased $6.6 million from $74.7 million in the prior year, primarily due to the impact of the refinancing of two tranches of senior notes at lower rates, a decrease in benchmark interest rates on outstanding borrowings under our revolving credit facility and a lower average level of outstanding borrowings under that facility.  During fiscal

2021, we reduced total outstanding borrowings by $87.6 million with cash flows from operating activities.  See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

During the third quarter of fiscal 2021, we repurchased, satisfied and discharged all of our previously outstanding $525.0 million in aggregate principal balance of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”) and $250.0 million in aggregate principal balance of 5.75% senior notes due March 1, 2025 (the “2025 Senior Notes”) with net proceeds from the issuance of $650.0 million in aggregate principal balance of 5.0% senior notes due June 1, 2031 (the “2031 Senior Notes”) and borrowings under our senior secured revolving credit facility, as described and defined below, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the third quarter of fiscal 2021, we recognized a loss on the extinguishment of debt of $16.0 million, consisting of $11.5 million for the redemption premium and related fees, as well as the write-off of $4.5 million in unamortized debt origination costs.

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2020, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs.

Net Income and Adjusted EBITDA

Net income for fiscal 2021 amounted to $122.8 million, or $1.96 per Common Unit, compared to $60.8 million, or $0.98 per Common Unit, in fiscal 2020. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2021 amounted to $296.6 million, compared to $252.1 million for fiscal 2020.

Net income and EBITDA for fiscal 2021 included (i) a $16.0 million loss on debt extinguishment; (ii) a $4.3 million charge resulting from the Partnership’s withdrawal from a multi-employer pension plan; (iii) a $1.0 million pension settlement charge; and (iv) a $0.9 million loss on our equity investment in an unconsolidated affiliate.  Net income and EBITDA for fiscal 2020 included (i) a $1.1 million pension settlement charge and (ii) a loss on debt extinguishment of $0.1 million.  Excluding the effects of these items, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $275.7 million for fiscal 2021, compared to Adjusted EBITDA of $253.7 million for fiscal 2020.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 25,	September 26,
	2021	2020
Net income	$122,793	$60,758
Add:
Provision for (benefit from) income taxes	1,110	(146)
Interest expense, net	68,132	74,727
Depreciation and amortization	104,555	116,791
EBITDA	296,590	252,130
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(43,121)	382
Loss on debt extinguishment	16,029	109
Multi-employer pension plan withdrawal charge	4,317	—
Pension settlement charge	958	1,051
Equity in earnings of unconsolidated affiliate	907	—
Adjusted EBITDA	$275,680	$253,672

Fiscal Year 2020 Compared to Fiscal Year 2019

We are omitting from this section our discussion of the earliest of the three years of financials included in this Form 10-K.  The discussion for fiscal year 2020 compared to fiscal year 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 26, 2020, which was filed with the SEC on November 25, 2020.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2021 amounted to $226.6 million, an increase of $17.2 million compared to the prior year.  The increase was primarily attributable to higher earnings (discussed above), offset to an extent by an increase in working capital compared to the prior year, which stemmed from the rise in average wholesale propane costs (discussed above).

Investing Activities. Net cash used in investing activities of $34.1 million for fiscal 2021 consisted of capital expenditures of $29.9 million (including $15.4 million to support the growth of operations and $14.5 million for maintenance expenditures), $8.7 million used in the acquisition of a retail propane business and other investing activities involving Oberon Fuels, Inc. (“Oberon”) (see Part IV, Note 4 of this Annual Report in relation to these transactions), partially offset by $4.5 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $53.2 million for fiscal 2020 consisted of capital expenditures of $32.5 million (including $19.1 million to support the growth of operations and $13.4 million for maintenance expenditures), $25.6 million used in the acquisition of two retail propane businesses and to purchase a minority stake in Oberon, partially offset by $4.9 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for fiscal 2021 of $189.8 million reflected the quarterly distribution to Common Unitholders at a rate of $0.30 per Common Unit paid in respect of the fourth quarter of fiscal 2020, the first and second quarters of fiscal 2021 and the quarterly distribution at a rate of $0.325 per Common Unit paid in respect of the third quarter of fiscal 2021. Also reflected in financing activities for fiscal 2021 was proceeds of $650.0 million from the issuance of the 2031 Senior Notes which were used, along with borrowings of $125.0 million under the revolving credit facility, to repurchase, satisfy and discharge all of the previously outstanding 2024 Senior Notes and 2025 Senior Notes, with an aggregate par value of $775.0 million, as well as to pay tender premiums and other related fees of $11.3 million and debt issuance costs of $10.8 million, pursuant to a tender offer and redemption.

Net cash used in financing activities for fiscal 2020 of $155.4 million reflected the quarterly distribution to Common Unitholders at a rate of $0.60 per Common Unit paid in respect of the fourth quarter of fiscal 2019 and the first two quarters of fiscal 2020, the quarterly distribution at a rate of $0.30 per Common Unit paid in respect of the third quarter of fiscal 2020, net repayments of borrowings under the revolving credit facility of $18.9 million, $2.7 million of debt issuance costs associated with the credit agreement and other financing activities of $3.6 million.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 25, 2021, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million of the 2031 Senior Notes and $132.0 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement.  See Part IV, Note 10 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 25, 2021 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $132.0 million; fiscal 2026: $-0-; and thereafter: $1,000.0 million.

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

 Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service.  Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated.  Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan.  We made contribution payments to the defined benefit pension plan of $6.3 million, $3.8 million and $5.4 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  As of September 25, 2021 and September 26, 2020, the plan’s projected benefit obligation exceeded the fair value of plan assets by $25.2 million and $35.2 million, respectively.  The net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $10.0 million during fiscal 2021, which was primarily attributable to the contributions made during the year, as well as the increase in the discount rate used to measure the benefit obligation.  During fiscal 2022, we expect to contribute approximately $3.3 million to the defined benefit pension plan.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management.  The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status.  The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities.  A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation.  For purposes of measuring the projected benefit obligation as of September 25, 2021 and September 26, 2020, we used a discount rate of 2.50% and 2.125%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.  With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

During fiscal 2021, lump sum pension settlement payments of $3.9 million exceeded the interest and service cost components of the net periodic pension cost of $2.3 million.  As a result, we recorded a non-cash settlement charge of $1.0 million during fiscal 2021 in order to accelerate recognition of a portion of cumulative unamortized losses.  Similarly, during fiscal 2020, lump sum pension settlement payments of $3.6 million exceeded the interest and service cost components of the net periodic pension cost of $2.7 million.  As a result, we recorded a non-cash settlement charge of $1.1 million during fiscal 2020, also in order to accelerate recognition of a portion of cumulative unamortized losses.  During fiscal 2019, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of the net periodic benefit cost); therefore, a settlement charge was not required to be recognized in that fiscal year.  These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Contractual and Other Obligations

The following table summarizes payments due under our known contractual and other obligations as of September 25, 2021:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2027 and
	2022	2023	2024	2025	2026	thereafter
Long-term debt obligations	-	-	-	132,000	-	1,000,000
Interest payments	60,505	57,799	55,612	54,762	53,062	172,781
Operating lease obligations (a)	36,726	30,568	24,522	20,297	15,585	24,066
Self-insurance obligations (b)	15,847	12,290	9,744	6,323	3,217	17,223
Pension contributions (c)	3,330	3,000	3,000	3,000	3,693	30,500
Other obligations (d)	26,352	10,378	6,388	3,048	2,535	21,319
Total	$142,760	$114,035	$99,266	$219,430	$78,092	$1,265,889
(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)

The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made.  In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.7 million, $3.1 million, $2.6 million, $1.6 million, $0.7 million and $4.3 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)	Amounts represent estimated minimum funding requirements for our pension plan.
(d)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and incentive benefits as well as other contractual obligations.

Additionally, we have standby letters of credit in the aggregate amount of $56.9 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2022.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 75% of our vehicle fleet, approximately 28% of our customer service centers and portions of our information systems equipment.  Rental expense under operating leases was $37.8 million, $31.9 million and $31.3 million for fiscal 2021, 2020 and 2019, respectively.  Future minimum rental commitments under noncancelable operating lease agreements as of September 25, 2021 are presented in the table above.

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2028, contain residual value guarantee provisions.  Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $29.4 million.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 25, 2021 and September 26, 2020.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At September 25, 2021, we were not party to any interest rate swap agreement.

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

A.	The fair value of open positions as of September 25, 2021.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 25, 2021 indicates a decrease in potential future net gains of $18.5 million.  See also Item 7A of this Annual Report.  The above hypothetical change does not reflect the worst case scenario.  Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2021
Revenues	$305,191	$537,238	$238,085	$208,241	$1,288,755
Costs of products sold	103,379	231,567	83,056	67,476	485,478
Operating income	57,686	147,157	8,003	390	213,236
Loss on debt extinguishment (a)	—	—	16,029	—	16,029
Net income (loss)	37,977	127,216	(26,021)	(16,379)	122,793
Net income (loss) per Common Unit - basic (b)	$0.61	$2.03	$(0.41)	$(0.26)	$1.96
Net income (loss) per Common Unit - diluted (b)	$0.61	$2.02	$(0.41)	$(0.26)	$1.94

Cash provided by (used in):
Operating activities	4,234	97,595	78,948	45,775	226,552
Investing activities	(11,214)	(8,091)	(8,503)	(6,267)	(34,075)
Financing activities	9,153	(88,088)	(71,169)	(39,705)	(189,809)
EBITDA (c)	$84,625	$172,921	$18,143	$20,901	$296,590
Adjusted EBITDA (c)	$80,021	$172,038	$23,291	$330	$275,680
Retail gallons sold
Propane	111,683	169,058	76,702	62,315	419,758
Fuel oil and refined fuels	6,406	11,041	3,854	2,738	24,039

Fiscal 2020
Revenues	$333,878	$401,055	$206,906	$166,058	$1,107,897
Costs of products sold	118,600	150,118	59,689	54,544	382,951
Operating income (loss)	59,854	97,625	4,880	(22,089)	140,270
Loss on debt extinguishment (a)	—	109	—	—	109
Net income (loss)	40,163	77,361	(15,578)	(41,188)	60,758
Net income (loss) per Common Unit - basic (b)	$0.65	$1.24	$(0.25)	$(0.66)	$0.98
Net income (loss) per Common Unit - diluted (b)	$0.64	$1.23	$(0.25)	$(0.66)	$0.97

Cash provided by (used in):
Operating activities	15,612	75,707	77,665	40,370	209,354
Investing activities	(33,226)	(6,880)	(5,465)	(7,672)	(53,243)
Financing activities	21,090	(69,549)	(73,209)	(33,744)	(155,412)
EBITDA (c)	$88,150	$125,825	$32,155	$6,000	$252,130
Adjusted EBITDA (c)	$85,374	$130,648	$32,194	$5,456	$253,672
Retail gallons sold
Propane	121,151	145,098	75,383	61,225	402,857
Fuel oil and refined fuels	8,437	10,120	4,797	2,685	26,039

(a)

During the third quarter of fiscal 2021, we repurchased, satisfied and discharged all of our previously outstanding 2024 Senior Notes and 2025 Senior Notes with net proceeds from the issuance of the 2031 Senior Notes, and borrowings under the Revolving Credit Facility.  In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $16.0 million consisting of $6.2 million and $5.2 million for the redemption premium and related fees for the 2024

Senior Notes and 2025 Senior Notes, respectively, as well as the write-off of $2.9 million and $1.7 million in unamortized debt origination costs for the 2024 Senior Notes and 2025 Senior Notes, respectively. During the second quarter of fiscal 2020, we entered into a Third Amended and Restated Credit Agreement that provides for a five-year $500.0 million revolving credit facility.  In connection with this amendment, we recognized a non-cash charge of $0.1 million to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2021
Net income (loss)	$37,977	$127,216	$(26,021)	$(16,379)	$122,793
Add:
Provision for income taxes	496	267	173	174	1,110
Interest expense, net	18,135	18,092	16,737	15,168	68,132
Depreciation and amortization	28,017	27,346	27,254	21,938	104,555
EBITDA	84,625	172,921	18,143	20,901	296,590
Unrealized non-cash (gains) on changes in fair value of derivatives	(4,855)	(1,638)	(11,139)	(25,489)	(43,121)
Multi-employer pension plan withdrawal charge	—	—	—	4,317	4,317
Equity in earnings of unconsolidated affiliate	251	185	116	355	907
Loss on debt extinguishment	—	—	16,029	—	16,029
Pension settlement charge	—	570	142	246	958
Adjusted EBITDA	$80,021	$172,038	$23,291	$330	$275,680

Fiscal 2020
Net income (loss)	$40,163	$77,361	$(15,578)	$(41,188)	$60,758
Add:
(Benefit from) provision for income taxes	(359)	—	106	107	(146)
Interest expense, net	19,072	19,176	18,474	18,005	74,727
Depreciation and amortization	29,274	29,288	29,153	29,076	116,791
EBITDA	88,150	125,825	32,155	6,000	252,130
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(2,776)	4,714	(861)	(695)	382
Pension settlement charge	—	—	900	151	1,051
Loss on debt extinguishment	—	109	—	—	109
Adjusted EBITDA	$85,374	$130,648	$32,194	$5,456	$253,672

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 25, 2021.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 25, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 25, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 25, 2021. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 25, 2021, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 24, 2021 on the effectiveness of our internal control over financial reporting, which is included herein.

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

All seven of our current Supervisors, namely Messrs. Matthew J. Chanin, Harold R. Logan Jr., Lawrence C. Caldwell, Terence J. Connors, William M. Landuyt, Michael A. Stivala and Ms. Jane Swift, were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 18, 2021.

Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Audit Committee with authority to review, approve or ratify, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval.  The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) the Partnership’s major financial risk exposure and the steps management has taken to monitor and mitigate such risks; (iv) review and approval of related person transactions; (v) the engagement, independence, qualifications and compensation of the internal audit function and independent registered public accounting firm; (vi) the performance of the internal audit function and the independent registered public accounting firm; and (vii) financial reporting and accounting complaints.

The Board of Supervisors has determined that all three current members of the Audit Committee, Terence J. Connors, Lawrence C. Caldwell and William M. Landuyt, are independent and are audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report.

Mr. Chanin, Chairman of the Board, presides at regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the regular meetings of the Board of Supervisors.  Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 24, 2021.  Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	52	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	51	Chief Financial Officer & Chief Accounting Officer
Steven C. Boyd	57	Chief Operating Officer
Douglas T. Brinkworth	60	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	56	Senior Vice President – Information Services
Daniel S. Bloomstein	48	Vice President and Controller
Daniel W. Boyd	54	Vice President – Area Operations
Gregory L. Boyd	56	Vice President – Area Operations
Francesca Cleffi	51	Vice President – Human Resources
M. Douglas Dagan	42	Vice President, Strategic Initiatives – Renewable Energy
A. Davin D’Ambrosio	57	Vice President and Treasurer
Bryon L. Koepke	49	Vice President – General Counsel and Secretary
Keith P. Onderdonk	57	Vice President – Operational Support
Robert T. Ross	68	Vice President – Area Operations
Nandini Sankara	42	Vice President – Marketing and Brand Strategy
Michael A. Schueler	55	Vice President – Product Supply
Dee Arthur Tate	57	Vice President – Area Operations
Matthew J. Chanin	67	Member of the Board of Supervisors (Chair)
Harold R. Logan, Jr.	77	Member of the Board of Supervisors
Jane Swift	56	Member of the Board of Supervisors (Chair of the Compensation Committee)
Lawrence C. Caldwell	75	Member of the Board of Supervisors
Terence J. Connors	67	Member of the Board of Supervisors (Chair of the Audit Committee)
William M. Landuyt	66	Member of the Board of Supervisors

Mr. Stivala has served as our President since April 2014 and as our Chief Executive Officer since September 2014.  Mr. Stivala has served as a Supervisor since November 2014.  From November 2009 until March 2014 he was our Chief Financial Officer, and, before that, our Chief Financial Officer and Chief Accounting Officer since October 2007.  Prior to that, he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001.  Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice.  Mr. Stivala currently serves on the Board of Directors of Oberon Fuels, Inc., in which we currently own a 39% equity stake and on the Board of Directors of the International DME Association. In addition, Mr. Stivala is a member of the Regional Council of the New Jersey Region of the American Red Cross and a member of the Global Industry Council of the World LPG Association.

Mr. Stivala’s qualifications to sit on our Board include his twenty years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

Mr. Kuglin has served as our Chief Financial Officer & Chief Accounting Officer since September 2014 and was our Vice President – Finance and Chief Accounting Officer from April 2014 through September 2014.  Prior to that, he served as our Vice President and Chief Accounting Officer since November 2011, our Controller and Chief Accounting Officer since November 2009 and our Controller since October 2007.  For the eight years prior to joining the Partnership, he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider.  Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently as Manager in the Assurance practice.  Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Steven Boyd has served as our Chief Operating Officer since October 2017 and before that was our Senior Vice President – Operations (September 2015 – October 2017) and our Senior Vice President – Field Operations since April 2014. Previously he was our Vice President – Field Operations (formerly Vice President – Operations) since October 2008, our Southeast and Western Area Vice President since March 2007, Managing Director – Area Operations since November 2003 and Regional Manager – Northern California since May 1997.  Mr. Steven Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

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

Mr. Daniel Boyd has served as our Vice President – Area Operations since November 2020.  Prior to that, he was Managing Director – Area Operations for our Northeast Area since October 2019 and before that, he was General Manager of our Southwest Region since October 2014.  He joined the Partnership in October 1991 as a delivery driver, and has since held various regional management positions within our field operations.  Mr. Daniel Boyd is also a US Navy Veteran who served in Operation Desert Storm, Persian Gulf War.

Mr. Gregory Boyd has served as our Vice President – Area Operations since November 2020.  Prior to that appointment, he was Managing Director for the West/Southwest Area responsible for 16 states in the region since 2012 and before that, he served as General Manager for the Northwest area covering 8 states in the region since 2006. Prior to that, he was Regional Manager for northern California, Oregon, Washington and Alaska, and before that served several management roles in the Pacific Northwest Area since 1992. Mr. Gregory Boyd started his career at the Partnership in 1989 as a driver/service technician at one of our Washington locations.

Ms. Cleffi has served as our Vice President – Human Resources since November 2020. Prior to that appointment, she served as our Managing Director – Human Resources since June 2020 and before that she served as our Managing Director – Compensation, Talent Management and Operational Human Resources since October 2017.  Prior to that, Ms. Cleffi served as our Director – Compensation and Talent Management from October 2007 to October 2017.  Ms. Cleffi joined the Partnership in October 1992 and has held various positions in the Human Resources area since that time.

Mr. Dagan has served as our Vice President, Strategic Initiatives – Renewable Energy since March 2021.  Prior to joining the Partnership, he was a senior associate at the law firm of Bevan, Mosca, & Giuditta, P.C., and the Director of Public Affairs and Government Relations for the firm’s affiliate, bmgstrategies, since 2018.  Prior to that, Mr. Dagan was engaged in the practice of law at the Law Practice of M. Douglas Dagan since 2013.  Mr. Dagan’s practice over his career has focused on advising companies on the development of renewable energy projects, environmental management, advocating for environmental and renewable energy policies, and supporting climate change strategies and initiatives.

Mr. D’Ambrosio has served as our Treasurer since November 2002 and was promoted to Vice President in October 2007.  He served as our Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000.  Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Koepke became our Vice President – General Counsel and Secretary in October 2019, after serving as our Vice President – Deputy General Counsel and Assistant Secretary since March 2019.  For the nineteen years prior to joining the Partnership, Mr. Koepke served as Senior Vice President, Chief Securities Counsel for Avis Budget Group, Inc., from October 2011 until joining the Partnership and prior to that as Corporate Counsel – Securities for Caterpillar Inc. and as a senior attorney advisor for the U.S. Securities and Exchange Commission.  Mr. Koepke also serves as the President and member of the Board of Directors for the Association of Corporate Counsel New Jersey.

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

Mr. Ross has served as our Vice President – Area Operations since November 2020 and before that was our Managing Director – Area Operations for our Southeast Area since April 2011.  Prior to that, he served in various management positions within our field operations since joining the Partnership in 1997. Mr. Ross has also served as the past President of the Florida Propane Gas Association and has served as Chair of the Florida Propane Gas Safety, Education and Research Council.

Ms. Sankara has served as our Vice President, Marketing & Brand Strategy since November 2021 and before that was our Assistant Vice President, Marketing & Brand Strategy since May 2017.  Prior to joining Suburban Propane, she held several leadership positions in her career, including Global Customer Experience, Market Intelligence, and Product Management with Sealed Air Corporation from September 2011 to December 2016. Prior to that, Ms. Sankara served as the Director and Head of Marketing & Brand with Aetna from April 2009 to September 2011. Ms. Sankara also served in several global marketing positions with Pitney Bowes from January 2001 to December 2009.

Mr. Schueler has served as our Vice President – Product Supply since October 2017 and before that was our Managing Director – Product Supply since November 2013.  Mr. Schueler joined the Partnership as Director – Product Resources in July 2005 following a nine-year career at Public Service Enterprise Group and prior to that, eight years at Kraft Foods.

Mr. Tate has served as our Vice President – Area Operations since November 2020 and before that he was our Managing Director – Area Operations for our Mid-Atlantic and Midwest territories since February 2011.  Prior to that, he served as our Regional Manager from September 1993 to February 2011. Mr. Tate joined the Partnership in 1985 and has held various management positions within field operations over his more than 35 years of service.

Mr. Chanin has served as a Supervisor since November 2012 and was elected as Chairman of the Board of Supervisors effective January 1, 2021. He was Senior Managing Director of Prudential Investment Management, a subsidiary of Prudential Financial, Inc., from 1996 until his retirement in January 2012, after which he continued to provide consulting services to Prudential until December 2016.  He headed Prudential’s private fixed income business, chaired an internal committee responsible for strategic investing and was a principal in Prudential Capital Partners, the firm’s mezzanine investment business.  He currently provides consulting services to two clients, and, until October 2017, served as a Director of two private companies that were in the fund portfolios of Prudential Capital Partners.

Mr. Chanin’s qualifications to sit on our Board, and serve as Chairman of the Board and Chair of its Nominating/Governance Committee, include 35 years of investment experience with a focus on highly structured private placements in companies in a broad range of industries, with a particular focus on energy companies.  He has previously served on the audit committee of a public company board and the compensation committee for a private company board.  Mr. Chanin has earned an MBA and is a Chartered Financial Analyst.

Mr. Logan has served as a Supervisor since March 1996 and served as Chairman of the Board of Supervisors from January 2007 until December 31, 2020.  Mr. Logan co-founded, and from 2006 to May 2018 served as a Director of Basic Materials and Services LLC, an investment company that, until it went inactive in May 2018, invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry.  From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products.  From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc.  From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil.  Mr. Logan is also a Director of Hart Energy Publishing LLP, and, through October 2021 was a Director of Cimarex Energy Co. prior to its merger with Cabot Oil & Gas Corp., through May 2019, was a Director of InfraREIT, Inc. and through May 2017, was a Director of Graphic Packaging Holding Company.

Over the past forty plus years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance.  Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies.  Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as a Supervisor.  Since 1996, Mr. Logan has been a director of ten public companies and has served on audit, compensation and governance committees.

Ms. Swift has served as a Supervisor since April 2007.  In July 2019, Ms. Swift was appointed President and Executive Director of LearnLaunch Institute, a not-for-profit educational institution in Boston, Massachusetts.  From January 2018 through February 2019, Ms. Swift served as Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence.  From August 2011 through April 2017, Ms. Swift served as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products.  From 2010 through July 2011, she served as Senior Vice President – ConnectEDU Inc., a private education technology company.  In 2007, Ms. Swift founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies.  From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001. Ms. Swift also serves as an advisor to national education organizations, including Whiteboard Advisors, a leading education research, consulting and communications firm in the United States and Edmentum, a leading national provider of online learning programs, located in Bloomington, Minnesota.  Ms. Swift also serves on the Board of Directors of Climb Credit, in Brooklyn, New York, an alternative finance company that provides funding for post-secondary education opportunities.  She has previously served on the boards of both public and private companies in the education space, including K12, Inc., Animated Speech Company, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning.

Ms. Swift’s qualifications to sit on our Board, and serve as Chair of its Compensation Committee, include her strong experience in public policy and government, and her extensive knowledge of regulatory matters arising from her fifteen years in state government.

Mr. Caldwell has served as a Supervisor since November 2012. He was a Co-Founder of New Canaan Investments, Inc. (“NCI”), a private equity investment firm, where he was one of three senior officers of the firm from 1988 to 2005. NCI was an active “fix and build” investor in packaging, chemicals, and automotive components companies. Mr. Caldwell held a number of board directorships and senior management positions in those companies until he retired in 2005. The largest of these companies was Kerr Group, Inc., a plastic closure and bottle company where Mr. Caldwell served as Director for eight years and Chief Financial Officer for six years. From 1985 to 1988, Mr. Caldwell was head of acquisitions for Moore McCormack Resources, Inc., an oil and gas exploration, shipping, and construction materials company. Mr. Caldwell also currently serves on the Board of Trustees and as Chairman of the Investment Committee of Historic Deerfield, and as the President of the Board of The New Canaan Museum and Historical Society; both of which non-profit institutions focus on enriching educational programs for K-12 children locally and nationwide.

Mr. Caldwell's qualifications to sit on our Board include over forty years of successful investing in and managing of a broad range of public and private businesses in a number of different industries. This experience has encompassed both turnaround situations, and the building of companies through internal growth and acquisitions.

Mr. Connors has served as a Supervisor since January 2017.  Mr. Connors retired in September 2015 from KPMG LLP after nearly forty years in public accounting. Prior to joining KPMG in 2002, he was a partner with another large international accounting firm. During his career, he served as a senior audit and global lead partner for numerous public companies, including Fortune 500 companies. At KPMG, he was a professional practice partner, SEC Reviewing Partner and was elected to serve as a member of KPMG’s board of directors (2011-2015), where he chaired the Audit, Finance & Operations Committee. Mr. Connors currently serves as a director and audit committee chair of FS Credit Real Estate Income Trust, Inc., a commercial mortgage nontraded real estate investment trust, and AdaptHealth Corp., a leading provider of home healthcare equipment and services in the United States.  He previously served as a director and audit committee chair of Cardone Industries, Inc., one of the largest privately-held automotive parts remanufacturers in the world.

Mr. Connors’ qualifications to sit on our Board, and serve as Chair of its Audit Committee, include his extensive experience as a lead audit partner for numerous public companies across a variety of industries, which enables him to provide helpful insights to the Board in connection with its oversight of financial, accounting and internal control matters.

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

Compensation Committee Charter

The Compensation Committee reviews the performance of, and sets the compensation for, all of the Partnership’s executives. It also approves the design of executive compensation programs. In addition, the Compensation Committee participates in executive succession planning and management development. Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Compensation Committee.  The Board of Supervisors has determined that all three current members of the Compensation Committee, Jane Swift, Matthew J. Chanin and Harold R. Logan, Jr. are independent.

During fiscal 2021 and fiscal 2020, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11 below.

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

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development and identifies individuals qualified to become Board members, recommends to the Board the persons to be nominated for election as Supervisors at any Tri-

Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board, develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines & Principles when appropriate, and oversees the evaluation of the Board and its committees.  The Committee’s current members are Matthew J. Chanin (its Chair), Harold R. Logan, Jr., Jane Swift, Lawrence C. Caldwell, Terence J. Connors and William M. Landuyt, all of whom are independent in accordance with our Corporate Governance Guidelines & Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter.  A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to:  Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis.  Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December.  In December 2020, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

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
Distribution Equivalent Rights Plan
Benefits and Perquisites

Compensation Governance

Participants in the Compensation Process

Role of the Compensation Committee

The Compensation Committee of our Board of Supervisors (the “Committee”) is responsible for overseeing our executive compensation program.  In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy.  The Committee reviews and approves the compensation packages of our managing directors, assistant vice presidents, vice presidents, senior vice presidents, and our named executive officers. The Committee establishes and oversees our general compensation philosophy in consultation with our President and Chief Executive Officer, and supplements that by seeking advice, best practices and benchmarking from outside compensation consultants on an as needed basis.

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

•	Approving, administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages;
•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation;
•	Planning for anticipated and unexpected leadership changes by engaging in a continual process of management succession planning; and
•

Reviewing human capital management matters with respect to the Partnership, which may include, but are not limited to, the development, attraction, motivation and retention of personnel, employee diversity and internal communications programs.

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of restricted units under the Restricted Unit Plans and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance and individual performance.  When recommending individual pay adjustments for the executive officers, our President and Chief Executive Officer presents the Committee with information comparing each executive officer’s current compensation to relevant benchmark data for comparable positions.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison.  The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries, total cash compensation opportunities and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 2,095 organizations and approximately 2,094 positions that may or may not include similarly-sized national propane marketers.  The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership.  There was no formal consultancy role played by Mercer.  Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer benchmarking database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resources consulting firm, in developing compensation packages for each of our named executive officers.  During fiscal 2019, the Committee engaged WTW to provide current benchmarking recommendations for each of our executive officers.  These recommendations were reviewed by the Committee to evaluate and approve compensation packages for each of our named executive officers for fiscal 2020.  WTW benchmarked the base salaries, total cash compensation opportunities and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States.  The Committee used the 2020 Mercer database and the 2019 WTW study in reviewing and establishing executive compensation for fiscal 2021.  Because the Committee has followed an informal policy of only considering increases to executive base salaries every other year, the Committee also requests WTW to update their study every other year. The Committee also engaged WTW to perform a benchmarking study of compensation for our executive officers for fiscal 2022 for purposes of establishing adjustments to base salaries, total cash compensation opportunity and total direct compensation.

Our Unitholders:  Say-on-Pay

At their May 18, 2021 Tri-Annual Meeting, our Unitholders overwhelmingly approved an advisory resolution approving executive compensation (commonly referred to as “Say-on-Pay”).  As a result, the Committee determined that no major revisions of its executive compensation practices were required. However, it remains the Committee’s practice to periodically evaluate its compensation practices for possible improvement.  The following represents the 2021 Say-on-Pay voting results:

For	Against	Abstain	Broker Non-Votes
22,189,183	2,007,031	625,130	20,733,270

The Annual Compensation Decision Making Process

Fiscal 2021 Committee Meetings

The Committee usually holds three regularly-scheduled meetings during the fiscal year:  one in October or November, one in January and one in July, and may meet at other times during the year as warranted.  During fiscal 2021, the Committee chose to meet in November, January and July.  The Committee finalized the fiscal 2021 compensation packages for our named executive officers at its November 10, 2020 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each executive officer’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive’s compensation package for fiscal 2021.  Prior to making its decisions regarding each named executive officer’s fiscal 2021 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year compared to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the recommendations provided by WTW for the November 12, 2019 Committee meeting.

Our Approach to Setting Compensation Packages

The Committee has adopted an informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances warrant adjustments); however, the Committee conducts an annual review of the compensation packages of all of our executive officers.  In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive; including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance.  The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year.  As a result, different weights may be given to different components of compensation among each of our named executive officers.

As previously stated, the Committee reviewed benchmarking data from Mercer and WTW for comparison.  This benchmarking data is just one of a number of factors considered by the Committee, but, in some cases, is not necessarily the most persuasive factor.  The Committee compared total cash compensation opportunities (comprising base salary, annual cash bonuses and distribution equivalent rights payments) to the 50th percentile for the total cash compensation opportunity for the parallel position in both the Mercer benchmarking database and the recommendations provided by WTW.  The Committee compared the total direct compensation, which includes the total cash compensation opportunity plus long-term incentives (inclusive of cash settled long-term incentives and grants under the Restricted Unit Plans) to the 75th percentile of the Mercer benchmarking database and the WTW benchmarking study.  The Committee seeks to establish an overall compensation package for each of our executive officers that provides a competitive base salary, the opportunity to earn annual cash incentives based on annual performance targets, with the goal of establishing a total cash compensation opportunity that reflects the 50th percentile of the relevant benchmark data.  The annual total cash compensation opportunity is supplemented with targeted long-term incentive opportunities, in the form of long-term performance-based awards under our Long-Term Incentive Plan and grants of restricted units under our Restricted Unit Plan, to establish the target total direct compensation for each executive officer.

Compensation Peer Group

The Committee bases its benchmarking on a broad base of companies of a size similar to the Partnership, and does not rely solely on a peer group of other propane marketers.  The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market.  Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in different economic environments and have different ownership structures which may influence the comparability of compensation data for executive officer positions. This benchmarking approach has been in place for a number of years.

The compensation packages of the named executive officers of Ferrellgas Partners, L.P. and AmeriGas Partners, L.P. were included in the benchmarking studies provided by WTW for fiscal 2020 and fiscal 2018 based on data derived from their respective disclosures in their Annual Reports on Form 10-K.  These studies were reviewed by the Committee as part of its decision-making process in establishing executive compensation for fiscal 2021, fiscal 2020, and fiscal 2019. For purposes of the benchmarking study prepared by WTW for evaluating compensation for fiscal 2022, relevant data for these two companies was no longer available.

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
Cash settled long-term incentives

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

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, annual cash bonus, and distribution equivalent rights payments.  In addition to the total cash compensation opportunity, each named executive officer is eligible to participate in our Long-Term Incentive Plan for the potential to earn cash settled long-term incentives and to receive grants of restricted units under our Restricted Unit Plans which, when combined with the total cash compensation opportunity, represents the “total direct compensation opportunity.”  This “mix” varies depending on his or her position, and the level of influence and line of sight to the activities that can help achieve the incentive targets.  The base salary for each executive officer is the only fixed component of compensation, and the Restricted Unit Plan awards are the only non-cash compensation component.  Most of the other cash compensation, including annual cash bonuses and cash settled long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, the Committee considers it crucial to emphasize the performance-based elements of the total cash compensation opportunities provided to them.  Therefore, during fiscal 2021, at least 48% of the total cash compensation opportunity for our named executive officers was performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2021, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan grants each as a percentage of the total direct compensation opportunity for fiscal 2021:

Name	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	36%	36%	18%	10%	61%	39%
Michael A. Kuglin	41%	33%	16%	10%	60%	40%
Steven C. Boyd	41%	33%	16%	10%	60%	40%
Douglas T. Brinkworth	41%	33%	16%	10%	59%	41%
Neil E. Scanlon	41%	32%	16%	11%	56%	44%

In reviewing and establishing compensation packages for our named executive officers for fiscal 2022, at its meeting on November 9, 2021, the Committee also reviewed information provided by WTW with respect to the mix of long-term incentive opportunities for our named executive officers and certain other executive officers.  In an effort to enhance the total direct compensation of these executive officers to be more competitive with the relevant benchmark data, the Committee approved an increase to the cash settled long-term incentive plan targets for our named executive officers and certain other executive officers. The increase in the cash settled long-term incentive plan target also had the effect of increasing the portion of compensation with a performance-based component and therefore, the percentage of total direct compensation that is considered “at risk.”  See section titled “Long-Term Incentive Plan” below for a description of the change to the LTIP target awards.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2022, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan grants each as a percentage of the total direct compensation opportunity for fiscal 2022:

Name	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	30%	36%	27%	7%	78%	22%
Michael A. Kuglin	38%	30%	23%	9%	66%	34%
Steven C. Boyd	38%	30%	23%	9%	66%	34%
Douglas T. Brinkworth	37%	30%	22%	11%	63%	37%
Neil E. Scanlon	37%	30%	22%	11%	62%	38%

Total Direct Compensation for Our President and Chief Executive Officer

At its meeting on November 9, 2021, the Committee reviewed a detailed benchmarking analysis of the components of total direct compensation for our President and Chief Executive Officer prepared by WTW in making decisions regarding structural changes to his compensation for fiscal 2022.  Mr. Stivala has been the Partnership’s President and Chief Executive Officer since September 2014, and has navigated the Partnership through an extraordinarily challenging operating environment during his tenure, while also beginning to shift the strategic focus of the Partnership toward the build out of a renewable energy platform.  In reviewing the relevant benchmark data for similar-sized companies, the Committee acknowledged a significant shortfall in the total cash compensation opportunity for Mr. Stivala compared to the 50th percentile of the benchmark total cash compensation opportunity.  In an effort to begin to close the gap on the perceived shortfall in the overall compensation structure for our President and Chief Executive Officer compared to the relevant benchmark, a number of changes were made to his compensation package for fiscal 2022.  As part of the structural changes to the compensation package for our President and Chief Executive Officer, the Committee also began to shift a higher percentage of the total direct compensation opportunity to performance-based compensation under the Committee’s pay for performance philosophy.

The following were the changes to the total direct compensation opportunity for our President and Chief Executive Officer for fiscal 2022:

Components of Total Direct Compensation	Fiscal 2021 Total Direct Compensation	Fiscal 2022 Total Direct Compensation
Base Salary	$600,000	$820,000
Annual Bonus Target %	100%	120%
Annual Bonus Target $	$600,000	$984,000
Distribution Equivalent Rights Payments	$141,253	$159,100
Total Cash Compensation Opportunity	$1,341,253	$1,963,100
LTIP Target $	$300,000	$738,000
Restricted Unit Plan Award $	$1,050,090	$744,247
Total Direct Compensation Opportunity	$2,691,343	$3,445,347
Performance-Based % of Total Direct Compensation Opportunity	33%	50%

As a result of the structural changes to the compensation package for our President and Chief Executive Officer, the total cash compensation opportunity is more reflective of the 50th percentile for the relevant benchmark and the percentage of “at risk” compensation for fiscal 2022 has increased from 33% to 50%.

Components of Compensation

Base Salary

Consistent with the Committee’s informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment), at its November 10, 2020 meeting, the Committee approved fiscal 2021 base salaries for our named executive officers that were identical with the fiscal 2020 base salaries for our named executive officers.

The following base salaries were in effect during fiscal 2021 and fiscal 2020 for our named executive officers:

Name	Fiscal 2021 Base Salary	Fiscal 2020 Base Salary
Michael A. Stivala	$600,000	$600,000
Michael A. Kuglin	$400,000	$400,000
Steven C. Boyd	$400,000	$400,000
Douglas T. Brinkworth	$360,000	$360,000
Neil E. Scanlon	$320,000	$320,000

The base salaries paid to our named executive officers in fiscal 2021, fiscal 2020 and fiscal 2019 are reported in the column titled “Salary” in the Summary Compensation Table below.

Using the process outlined in the section above titled “The Annual Compensation Decision Making Process,” at its November 9, 2021 meeting, the Committee approved the following base salaries for fiscal 2022:

Name	Fiscal 2022 Base Salary
Michael A. Stivala	$820,000
Michael A. Kuglin	$450,000
Steven C. Boyd	$460,000
Douglas T. Brinkworth	$400,000
Neil E. Scanlon	$350,000

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

The annual cash bonus plan contains two separate measurement components as follows:

•	Performance-based component in which Actual Adjusted EBITDA is compared to Budgeted EBITDA; and
•

Scorecard-based component in which up to 35% of the target cash bonus may be awarded by the Committee, as an enhancement to the performance-based component, based on their evaluation of several qualitative scorecard items that include the following: key safety statistics compared to the prior year, customer base trends compared to the prior year, Actual Adjusted EBITDA compared to the prior year, distributable cash flow compared to the prior year, and, in the case of our named executive officers, achievement of corporate and individual goals.  The Committee uses its discretion regarding how much weight to place on any one, or several, of the qualitative scorecard items in determining the amount, if any, of the scorecard-based component to award in any fiscal year.  Beginning with the annual cash bonus plan for fiscal 2022, the Committee modified the qualitative scorecard items for purposes of evaluating the amount, if any, of the scorecard-based component to award at the end of fiscal 2022 to include the following items:  key safety statistics compared to the prior year, customer base trends compared to the prior year, advancement of the Go Green with Suburban Propane corporate pillar and sustainability initiatives, and, in the case of our named executive officers, achievement of corporate and individual goals.

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

Fiscal 2021 Annual Cash Bonus

For fiscal 2021, our Budgeted EBITDA was $270 million.  Our Actual Adjusted EBITDA was such that each of our executive officers earned 102% of his or her target cash bonus for the performance-based component of the annual cash bonus plan.  During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 77% and 94% of his target cash bonus for fiscal 2020 and fiscal 2019, respectively.  Additionally, for fiscal 2021, fiscal 2020 and fiscal 2019, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 25%, 0% and 0%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan.  Accordingly, based on the performance of the Partnership, and the named executive officers, in fiscal 2022, 127% of target cash bonuses will be paid out in relation to fiscal 2021, in fiscal 2021, 77% of target cash bonuses were paid out in relation to fiscal 2020 and in fiscal 2020, 94% of target cash bonuses were paid out in relation to fiscal 2019.

The fiscal 2021 target cash bonus established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2021 are summarized as follows:

Name	Fiscal 2021 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2021 Target Cash Bonus	Fiscal 2021 Actual Cash Bonus Earned at 127%
Michael A. Stivala *	100%	$600,000	$914,400
Michael A. Kuglin	80%	$320,000	$406,400
Steven C. Boyd	80%	$320,000	$406,400
Douglas T. Brinkworth	80%	$288,000	$365,760
Neil E. Scanlon	80%	$256,000	$325,120

                      *Mr. Stivala was awarded a bonus percentage of 152% of his target bonus for fiscal 2021 in recognition of the Partnership’s accomplishments in achieving their corporate goals for fiscal 2021; including the efforts to navigate the business through the COVID-19 pandemic.

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

If the Committee were to exercise its discretionary authority, any such discretionary bonuses provided to our named executive officers would be reported in the column titled “Bonus” in the Summary Compensation table below.  The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2021, fiscal 2020 and fiscal 2019 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At its November 9, 2021 meeting, the Committee approved the following fiscal 2022 target cash bonus opportunities for our named executive officers:

Name	Fiscal 2022 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2022 Target Cash Bonus
Michael A. Stivala	120%	$984,400
Michael A. Kuglin	80%	$360,000
Steven C. Boyd	80%	$368,000
Douglas T. Brinkworth	80%	$320,000
Neil E. Scanlon	80%	$280,000

Long-Term Incentive Plan

To complement the annual cash bonus plan, which focuses on our short-term performance goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a cash settled phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals and operating and strategic objectives.  Under the LTIP, performance is assessed over a three-year measurement period and, as such, at the beginning of each fiscal year, there are three active award cycles.  For example, at the beginning of fiscal 2021 the active award cycles included:  the fiscal 2019 award, which started at the beginning of fiscal 2019 and ended at the conclusion of fiscal 2021; the fiscal 2020 award, which started at the beginning of fiscal 2020 and will end at the conclusion of fiscal 2022; and the fiscal 2021 award, which started at the beginning of fiscal 2021 and will end at the conclusion of fiscal 2023.  The fiscal 2020 and fiscal 2019 award cycles were granted pursuant to the provisions of the 2014 Long-Term Incentive Plan (the “2014 LTIP”), and performance is measured based on the level of our distribution coverage ratio over the respective three-year measurement period (“Distribution Coverage Ratio”), as further described below.  At its July 21, 2020 meeting, the Committee re-evaluated the performance criteria of the 2014 LTIP, and authorized a benchmarking study of long-term incentive compensation plan design and performance measures to be performed by WTW in order to ensure that the LTIP continues to be competitive with market practices, and that the performance measures continue to promote behaviors to support the long-term growth and sustainability of the Partnership.  At its November 10, 2020 meeting, the Committee adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) to replace the 2014 LTIP for future award cycles that began with the fiscal 2021 award.  The 2014 LTIP will continue to be operative for the one outstanding award cycle at the beginning of fiscal 2022 (i.e., the fiscal 2020 award, which will end at the conclusion of fiscal year 2022).  For purposes of the 2021 LTIP which governs the fiscal 2021 award, performance will be evaluated using two separate measurement components:  (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period (the “Distributable Cash Flow Component”); and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Committee, over the three-year measurement period (the “Operating/Strategic Objectives Component”), as further described below.

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

The following table summarizes the performance targets and associated level of vesting, based on the achievement level of the Distribution Coverage Ratio, for the fiscal 2019 award (the three-year measurement period of which concluded at the end of fiscal 2021).

Distribution Coverage Ratio	% of Award Earned
1.25 or higher (Maximum)	150%
1.10 (Target)	100%
1.00 (Entry)	50%
Less than 1.00	0%

For every additional 0.01 increase in the Distribution Coverage Ratio, an additional 3.3% of the award could be earned.  Between target and maximum performance, payments were earned according to the following schedule:

Distribution Coverage Ratio	% of Award Earned
1.25 or higher	150.0%
1.24	146.7%
1.23	143.3%
1.22	140.0%
1.21	136.7%
1.20	133.3%
1.19	130.0%
1.18	126.7%
1.17	123.3%
1.16	120.0%
1.15	116.7%
1.14	113.3%
1.13	110.0%
1.12	106.7%
1.11	103.3%
1.10	100.0%

At its November 12, 2019 meeting, the Committee re-evaluated the 2014 LTIP to ensure that the plan provides the opportunity to earn an incentive that is challenging, yet reasonably attainable.  With that in mind, the Committee increased the distribution coverage ratios at which target and maximum payout levels can be earned under the 2014 LTIP.  The following table summarizes the performance targets and associated level of vesting, based on the achievement of the Distribution Coverage Ratio to which the fiscal 2020 award remains subject.

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

Performance Conditions for the 2021 LTIP

Based on their evaluation of the recommendations by WTW in the benchmarking study, the Committee established a two-component performance metric for 2021 LTIP awards granted subsequent to fiscal 2020, as follows:

•	75% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•	25% based on the achievement of certain Operating and Strategic Objectives (as determined by the Committee for each award cycle).

When approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale for the 75% component of the plan that will measure the Average Distributable Cash Flow for the three-year measurement period.  The target threshold for each fiscal year’s award cycle will represent a level of Average Distributable Cash Flow that reflects approximately 5% growth compared to a baseline distributable cash flow, or some other target threshold, as determined by the Committee.  The following table illustrates the potential payout percentages associated with various levels of Average Distributable Cash Flow for the three-year measurement period of the fiscal 2021 award:

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

The Committee also established specific operating and strategic objectives (“Operating/Strategic Objectives”) for the 25% component of the plan that will measure the Partnership’s performance in achieving such Operating/Strategic Objectives for the three-year measurement period.  At the end of the three-year measurement period, the Committee will evaluate the Partnership’s performance compared to the Operating/Strategic Objectives set at the beginning of the three-year measurement period to determine the amount, if any, of the Operating/Strategic Objectives component to award.  The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2021 award:

1.	Achievement of target consolidated leverage ratio between 3.5x and 4.0x
2.	Customer base growth
3.	Advancements in the Partnership’s Go Green with Suburban Propane Initiative and other strategic growth initiatives

The Committee will use its discretion regarding how much weight to place on any one, or several, of the Operating/Strategic Objectives in determining the amount to award, if any, of the 25% Operating/Strategic Objectives Component as follows:

Percentage of Operating/Strategic Objectives Component Earned
Maximum Threshold	150%
125%
Target Threshold	100%
75%
Minimum Threshold	50%

At its meeting on November 9, 2021, the Committee approved a modification to the performance conditions of the 2021 LTIP, beginning with the fiscal 2022 award, which will start at the beginning of fiscal 2022 and end at the conclusion of fiscal 2024.  Specifically, the Committee modified the weighting between the two-component performance metrics under the 2021 LTIP awards beginning with the fiscal 2022 award, as follows:

•	50% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•	50% based on the achievement of certain Operating/Strategic Objectives (as determined by the Committee for each award cycle)

For purposes of the fiscal 2022 award, the same performance scale to measure the Average Distributable Cash Flow component as was in affect for the fiscal 2021 award (as set forth above) was approved.  For the Operating/Strategic Objectives component of the fiscal 2022 award, the Committee set the following qualitative items to be evaluated at the end of the three-year measurement period:

1	Achievement of target consolidated leverage ratio between 3.5x and 4.0x
2.	Customer base growth
3.	Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index
4.	Advancements in the Partnership’s Go Green with Suburban Propane Initiative and other strategic growth initiatives

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s salary.  In accordance with the terms of the 2014 LTIP and the 2021 LTIP, at the beginning of each three-year measurement period, the number of each named executive officer’s unvested LTIP phantom unit award was calculated by dividing his target LTIP amount (representing 50% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.  At its meeting on November 9, 2021, the Committee approved a modification to the 2021 LTIP to provide for an increase in the target LTIP amount by increasing the target amount to represent 75% of the named executive officer’s (and certain other executive officers) target cash bonus under the annual cash bonus plan.  This increased target amount is effective for the three-year measurement period beginning with the target award for the fiscal 2022 award cycle, which starts at the beginning of fiscal 2022 and will end at the conclusion of fiscal 2024.

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

Vesting of the Fiscal 2019 LTIP Award

The three-year measurement period of the fiscal 2019 award ended simultaneously with the conclusion of fiscal 2021.  The Partnership’s Distribution Coverage Ratio was such that the participants, including our named executive officers, earned 150% of their target payment amounts.

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55.  A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2021.

Outstanding Award under the 2014 LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2020 that will be used to calculate cash payments at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2022):

Name	Fiscal 2020 Award
Michael A. Stivala	12,650
Michael A. Kuglin	6,747
Steven C. Boyd	6,747
Douglas T. Brinkworth	6,072
Neil E. Scanlon	5,397

Outstanding Award under the 2021 LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2021 that will be used to calculate cash payments at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2023):

Name	Fiscal 2021 Award
Michael A. Stivala	22,036
Michael A. Kuglin	11,753
Steven C. Boyd	11,753
Douglas T. Brinkworth	10,577
Neil E. Scanlon	9,402

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2021, fiscal 2020 and fiscal 2019 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

At its meeting on November 9, 2021, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2022.  These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2024).

Name	Fiscal 2022 Award
Michael A. Stivala	48,436
Michael A. Kuglin	17,721
Steven C. Boyd	18,114
Douglas T. Brinkworth	15,752
Neil E. Scanlon	13,783

Restricted Unit Plans

At their July 22, 2009 Tri-Annual Meeting, our Unitholders approved the adoption of our 2009 Restricted Unit Plan (the “2009 RUP”) effective August 1, 2009.  Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our named executive officers, managers, other employees and to the members of our Board of Supervisors.  On May 13, 2015, following approval by our Unitholders at their 2015 Tri-Annual Meeting, we adopted an amendment to the 2009 RUP which increased the number of Common Units authorized for issuance under this plan by 1,200,000 for a total of 2,400,000.  The 2009 RUP expired on

July 31, 2019, at the end of its ten-year term, although unvested awards remained outstanding at the end of fiscal 2021 in accordance with their terms.

Because the 2009 RUP expired by its terms on July 31, 2019, at their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (the “2018 RUP”).  Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors.  At their May 18, 2021 Tri-Annual Meeting, our Unitholders authorized the issuance of another 1,725,000 Common Units under the 2018 RUP.  The provisions of the 2018 RUP are substantially identical to the provisions of the 2009 RUP with two notable exceptions:  First, for those individuals who meet the retirement-eligible criteria of the retirement provisions of the 2018 RUP, unvested awards must be held for more than twelve months in order for the retirement provisions of the plan document to apply to such award whereas the 2009 RUP required a six-month holding period.  Second, unlike the 2009 RUP, the 2018 RUP places a five percent (5%) limit on the number of units then authorized for issuance under the 2018 RUP that may (a) be awarded with a vesting schedule other than the standard vesting schedule described below, and (b) subject to certain limited exceptions, have their vesting accelerated to a date prior to the twelve-month anniversary of the effective date of their grant.  When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period.  At the conclusion of fiscal 2021, there were 2,133,744 restricted units remaining available under the 2018 RUP for future awards.

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

Outstanding Awards under the 2009 RUP and 2018 RUP

At its November 10, 2020 meeting, the Committee approved a grant of restricted units to each of our named executive officers.  In determining these fiscal 2021 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2020.  The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the 2018 RUP awards granted to our named executive officers at the Committee’s November 10, 2020 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2020	72,287
Michael A. Kuglin	November 15, 2020	45,180
Steven C. Boyd	November 15, 2020	45,180
Douglas T. Brinkworth	November 15, 2020	42,168
Neil E. Scanlon	November 15, 2020	42,168

The aggregate grant date fair values of 2009 RUP and 2018 RUP awards made during fiscal 2021, fiscal 2020 and fiscal 2019, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The 2009 RUP and the 2018 RUP contain retirement provisions that provide for the issuance of Common Units (six months and one day after the retirement date of qualifying participants) relating to unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months under the 2009 RUP and at least one year under the 2018 RUP;
•	The grantee is age 55 or older; and
•	The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom these retirement provisions applied at the end of fiscal 2021.

At its November 9, 2021 meeting, the Committee granted the following awards under the 2018 RUP to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2021	57,382
Michael A. Kuglin	November 15, 2021	47,818
Steven C. Boyd	November 15, 2021	47,818
Douglas T. Brinkworth	November 15, 2021	47,818
Neil E. Scanlon	November 15, 2021	44,631

Distribution Equivalent Rights Plan

In January 2017, the Committee adopted a Distribution Equivalent Rights Plan (the “DER Plan”) as a component of executive compensation based on data provided by WTW that indicated a DER Plan aligned with industry norms (77% of other publicly traded partnerships and 92% of a sample of broader energy/utility companies, at that time, provided such plans to their executives in one form or another).  The Committee adopted the DER Plan because the cash compensation resulting from the DER Plan would help, in certain instances, to lessen the gap between the total compensation paid to some of our named executive officers and the benchmark compensation data.  Additionally, the Committee intends for the DER Plan to provide our named executive officers with a reasonable balance between performance-based and non-performance-based cash opportunities and to assist our named executive officers to obtain funds to settle the taxes on equity-based compensation (i.e., taxes generated when restricted units vest).  Most importantly, the Committee believes that this form of compensation further aligns the interests of our named executive officers with the interests of our Unitholders because it provides an incentive for the types of behaviors that lead to distribution sustainability and growth.

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

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers.  The following table summarizes the DER payments made to our named executive officers during fiscal 2021:

Name	Payment Amount
Michael A. Stivala	$141,253
Michael A. Kuglin	$87,650
Steven C. Boyd	$87,650
Douglas T. Brinkworth	$82,289
Neil E. Scanlon	$80,579

The DER Plan payments made to our named executive officers during fiscal 2021, fiscal 2020, and fiscal 2019 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

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

The changes in the actuarial value, if any, relative to Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s participation in the Cash Balance Plan during fiscal 2021, fiscal 2020 and fiscal 2019 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2021, fiscal 2020 and fiscal 2019, all of our named executive officers participated in the 401(k) Plan.  The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership.  Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2021, fiscal 2020 and fiscal 2019 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $290,000 for calendar year 2021, $285,000 for calendar year 2020, and $280,000 for calendar year 2019. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits.  For fiscal 2021, fiscal 2020 and fiscal 2019, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2021, fiscal 2020 and fiscal 2019 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Other Benefits

Each named executive officer is eligible to participate in all of our other employee benefit plans, such as the medical, dental, group life insurance and disability plans, on the same basis as other exempt employees.  These benefit plans are offered to attract and retain talented employees by providing them with competitive benefits.

There are no post-termination or other special rights provided to any named executive officer to participate in these benefit programs other than the right to participate in such plans for a fixed period of time following termination of employment, on the same basis as is provided to other exempt employees, as required by law.  Because these plans are offered on the same basis as is provided to other employees, we have not reported the costs of these benefits incurred on behalf of our named executive officers in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation.  Each of our named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical.

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2021.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$18,324	$3,150
Michael A. Kuglin	$—	$18,203	$—
Steven C. Boyd	$4,000	$8,732	$—
Douglas T. Brinkworth	$3,200	$16,840	$3,150
Neil E. Scanlon	$3,200	$17,430	$3,100

Perquisite-related costs for fiscal 2021, fiscal 2020 and fiscal 2019 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control.  Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders.  Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate, both because these benefits are an inducement to accepting employment, and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Executive Special Severance Plan.”  During fiscal 2021, our Executive Special Severance Plan covered all of our executive officers, including our named executive officers.

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

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2021:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2021 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy, except for one of our Supervisors, who was not in compliance given the price of our Units as of the measurement date. Pursuant to the terms of the Equity Holding Policy, Supervisors are not permitted to sell or transfer Units until they have regained compliance with the Policy.

The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

The Partnership also maintains a policy that prohibits our executive officers and our Board of Supervisors from engaging in insider trading or buying or selling hedging instruments or derivative securities, or from otherwise engaging in transactions, that are designed to hedge or offset any decrease in the market value of our equity securities.

Incentive Compensation Recoupment Policy

We have a longstanding Incentive Compensation Recoupment Policy that permits the Committee to seek reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments made pursuant to the annual cash bonus plan, the Long-Term Incentive Plan, the Restricted Unit Plans and the Distribution Equivalent Rights Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported.  Such reimbursement can be sought from executives even if they were not personally responsible for the restatement.  In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary; including cancellation of any unvested restricted units.

The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis.  Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2021.

The Compensation Committee:

Jane Swift, Chair

Matthew Chanin

Harold R. Logan, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2021	$600,000	$—	$1,429,420	$1,055,653	$—	$30,174	$3,115,247
President and Chief Executive Officer	2020	$600,000	$—	$1,308,038	$655,357	$—	$30,348	$2,593,743
	2019	$550,000	$—	$1,228,007	$708,322	$—	$28,183	$2,514,512

Michael A. Kuglin	2021	$400,000	$—	$858,626	$494,050	$—	$26,903	$1,779,579
Chief Financial Officer and	2020	$400,000	$—	$781,676	$366,420	$—	$29,294	$1,577,390
Chief Accounting Officer	2019	$365,000	$—	$704,002	$394,245	$—	$28,404	$1,491,651

Steven C. Boyd	2021	$400,000	$—	$858,626	$494,050	$—	$22,194	$1,774,870
Chief Operating Officer	2020	$400,000	$—	$781,676	$365,591	$50,391	$21,875	$1,619,533
	2019	$365,000	$—	$704,002	$390,101	$53,528	$20,423	$1,533,054

Douglas Brinkworth	2021	$360,000	$—	$794,637	$448,049	$—	$32,652	$1,635,338
Senior Vice President:	2020	$360,000	$—	$722,608	$335,189	$27,969	$29,448	$1,475,214
Product Supply, Purchasing and Logistics	2019	$335,000	$—	$668,546	$363,843	$29,507	$28,982	$1,425,878

Neil E. Scanlon	2021	$320,000	$—	$774,407	$405,699	$—	$33,192	$1,533,298
Senior Vice President,	2020	$320,000	$—	$682,652	$305,489	$28,099	$32,793	$1,369,033
Information Services	2019	$300,000	$—	$630,457	$332,075	$29,527	$28,722	$1,320,781

(1)

Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.  For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, and DER Plan payments), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)

This column is reserved for discretionary cash bonuses that are not based on any performance criteria.  During fiscal years 2021, 2020 and 2019, the Committee did not provide our named executive officers with non-performance related bonus payments.  For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis” above.

(3)

The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2021, 2020 and 2019, as well as the aggregate grant date fair value of awards made in fiscal years 2021, 2020, and 2019 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions.  These amounts were calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.  For the LTIP awards granted in fiscal 2021, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth and Scanlon would be $568,994, $303,466, $303,466, $273,116, and $242,771, respectively.  Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments our named executive officers will ultimately receive under the LTIP at the end of the applicable measurement period.  The actual payments earned by our named executive officers for the 2019 LTIP awards (the measurement period of which concluded at the end of fiscal 2021) are reported in the “Equity Vested Table for 2021” below.  The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.”  The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
2021
RUP	$1,050,090	$656,315	$656,315	$612,560	$612,560
LTIP	379,330	202,311	202,311	182,077	161,847
Total	$1,429,420	$858,626	$858,626	$794,637	$774,407
2020
RUP	$916,958	$573,098	$573,098	$534,890	$515,794
LTIP	391,080	208,578	208,578	187,718	166,858
Total	$1,308,038	$781,676	$781,676	$722,608	$682,652
2019
RUP	$867,125	$512,404	$512,404	$492,700	$472,981
LTIP	360,882	191,598	191,598	175,846	157,476
Total	$1,228,007	$704,002	$704,002	$668,546	$630,457

(4)

The fiscal 2021, fiscal 2020 and fiscal 2019 breakdowns of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan” and “Distribution Equivalent Rights Plan” in the “Compensation Discussion and Analysis.”

2021	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$914,400	$406,400	$406,400	$365,760	$325,120
DER Payments	141,253	87,650	87,650	82,289	80,579
Total	$1,055,653	$494,050	$494,050	$448,049	$405,699

2020	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$462,000	$246,400	$246,400	$221,760	$197,120
DER Payments	193,357	120,020	119,191	113,429	108,369
Total	$655,357	$366,420	$365,591	$335,189	$305,489

2019	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$517,000	$274,480	$274,480	$251,920	$225,600
DER Payments	191,322	119,765	115,621	111,923	106,475
Total	$708,322	$394,245	$390,101	$363,843	$332,075

(5)

Mr. Stivala and Mr. Kuglin do not participate in the Cash Balance Plan.  The present value of benefits accrued during fiscal 2021 decreased due to increases in both the discount rate and the PPA lump sum segment rates.  Under the disclosure rules, negative values are not shown in the table.  The decreases in present values are as follows:  $6,365 for Mr. Boyd, $2,018 for Mr. Brinkworth and $4,181 for Mr. Scanlon.

(6)	The amounts reported in this column consist of the following:

Fiscal 2021
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,700	$8,700	$8,700	$8,700	$8,700
Value of Annual Physical Examination	3,150	—	—	3,150	3,100
Value of Partnership Provided Vehicles	18,324	18,203	8,732	16,840	17,430
Tax Preparation Services	—	—	4,000	3,200	3,200
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,174	$26,903	$22,194	$32,652	$33,192

Fiscal 2020
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,550	$8,550	$8,550	$8,550	$8,550
Value of Annual Physical Examination	3,150	3,150	—	—	3,150
Value of Partnership Provided Vehicles	18,648	17,594	8,563	16,936	17,131
Tax Preparation Services	—	—	4,000	3,200	3,200
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,348	$29,294	$21,875	$29,448	$32,793

Fiscal 2019
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,400	$8,400	$8,400	$8,400	$8,400
Value of Annual Physical Examination	—	2,950	—	2,950	—
Value of Partnership Provided Vehicles	19,783	17,054	7,761	13,670	16,560
Tax Preparation Services	—	—	3,500	3,200	3,000
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$28,183	$28,404	$20,423	$28,982	$28,722

Note:  Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2021

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 25, 2021:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (5)	Target	Maximum	Target	Maximum	or Units	Awards (6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 20	10 Nov 20						72,287	$1,050,090
	Bonus (2)	27 Sep 20	10 Nov 20		$600,000	$930,000
	LTIP (3)	27 Sep 20	10 Nov 20	22,036			$379,330	$568,995
	DER (4)	17 Jan 17	17 Jan 17		$141,253

Michael A. Kuglin	RUP (1)	15 Nov 20	10 Nov 20						45,180	$656,315
	Bonus (2)	28 Sep 20	10 Nov 20		$320,000	$496,000
	LTIP (3)	28 Sep 20	10 Nov 20	11,753			$202,311	$303,467
	DER (4)	17 Jan 17	17 Jan 17		$87,650

Steven C. Boyd	RUP (1)	15 Nov 20	10 Nov 20						45,180	$656,315
	Bonus (2)	28 Sep 20	10 Nov 20		$320,000	$496,000
	LTIP (3)	28 Sep 20	10 Nov 20	11,753			$202,311	$303,467
	DER (4)	17 Jan 17	17 Jan 17		$87,650

Douglas T. Brinkworth	RUP (1)	15 Nov 20	10 Nov 20						42,168	$612,560
	Bonus (2)	28 Sep 20	10 Nov 20		$288,000	$446,400
	LTIP (3)	28 Sep 20	10 Nov 20	10,577			$182,077	$273,116
	DER (4)	17 Jan 17	17 Jan 17		$82,289

Neil E. Scanlon	RUP (1)	15 Nov 20	10 Nov 20						42,168	$612,560
	Bonus (2)	28 Sep 20	10 Nov 20		$256,000	$396,800
	LTIP (3)	28 Sep 20	10 Nov 20	9,402			$161,847	$242,771
	DER (4)	17 Jan 17	17 Jan 17		$80,579

(1)

The quantity reported on these lines represents awards granted under 2018 RUP.  2018 RUP awards vest as follows:  one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date).  Under 2018 RUP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award.  Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are the only named executive officers who satisfy the age and tenure criteria of the Restricted Unit Plans. A discussion of the general terms of the 2009 RUP (which has expired and under which no additional awards can be granted) and 2018 RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2021 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”

(2)

Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.”  Actual amounts earned by the named executive officers for fiscal 2021 were equal to 127% of the “Target” amounts reported on this line.  Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment.  Because 127% of the “Target” awards were earned by our named executive officers during fiscal 2021, 127% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)

The LTIP is a phantom unit plan.  Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period.  The fiscal 2021 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding the first day of fiscal 2021) of our Common Units at the beginning of fiscal 2021, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $1.20 per Common Unit.  Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment.  The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target.  Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)

Amounts reported on these lines represent DER Plan payments made during the fiscal year.  Detailed descriptions of the DER Plan and the calculation of the payments are included in the “Compensation Discussion and Analysis” under the subheading “Distribution Equivalent Rights Plan.”

(5)

This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP phantom units each named executive officer was awarded under the LTIP during fiscal 2021.  The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column were based on the probable outcome with respect to satisfaction of the performance conditions and calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture.

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

Outstanding Equity Awards at Fiscal Year End 2021 Table

The following table sets forth certain information concerning outstanding equity awards under our 2009 RUP, 2018 RUP and LTIP unit awards for each named executive officer as of September 25, 2021:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	121,830	$1,842,070	34,686	$678,797
Michael A. Kuglin	75,602	$1,143,102	18,500	$362,041
Steven C. Boyd	75,602	$1,143,102	18,500	$362,041
Douglas T. Brinkworth	70,827	$1,070,904	16,649	$325,816
Neil E. Scanlon	69,764	$1,054,832	14,799	$289,613

(1)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested 2009 RUP and 2018 RUP awards.

The following is a schedule of when the 2009 RUP and 2018 RUP awards reported above will vest:

Name	Number of 2009 RUP and 2018 RUP Awards That Have Not Vested	Quantity That Will Vest on November 15, 2021	Quantity That Will Vest on November 15, 2022	Quantity That Will Vest on November 15, 2023
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	121,830	56,834	40,901	24,095
Michael A. Kuglin	75,602	34,978	25,564	15,060
Steven C. Boyd	75,602	34,978	25,564	15,060
Douglas T. Brinkworth	70,827	32,912	23,859	14,056
Neil E. Scanlon	69,764	32,199	23,509	14,056

(2)

The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 24, 2021, the last trading day of fiscal 2021.

(3)

The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2021 and fiscal 2020 awards under the LTIP.  Payments, if earned, will be made to participants at the end of a three-year measurement period in accordance with the performance criteria set forth by the Compensation Committee at the time an unvested award was approved.  For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(4)

The amounts reported in this column represent the estimated future target payouts of the fiscal 2021 and fiscal 2020 awards granted under the LTIP.  These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 25, 2021 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period.  Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ.  The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Fiscal 2021 Phantom Units	22,036	11,753	11,753	10,577	9,402
Value of Fiscal 2021 Phantom Units	$335,752	$179,075	$179,075	$161,156	$143,254
Estimated Distributions over Measurement Period	$101,917	$54,358	$54,358	$48,919	$43,484

Fiscal 2020 Phantom Units	12,650	6,747	6,747	6,072	5,397
Value of Fiscal 2020 Phantom Units	$192,742	$102,801	$102,801	$92,516	$82,231
Estimated Distributions over Measurement Period	$48,386	$25,807	$25,807	$23,225	$20,644

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2021 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2021

Awards under the 2009 RUP and RUP-2 are settled in Common Units upon vesting.  Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our 2009 RUP, 2018 RUP and the vesting of the fiscal 2019 award under our LTIP for each named executive officer during the fiscal year ended September 25, 2021:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	45,659	$760,222
Michael A. Kuglin	28,640	$476,856
Steven C. Boyd	28,640	$476,856
Douglas T. Brinkworth	27,255	$453,796
Neil E. Scanlon	25,896	$431,168
(1)	The value realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of units that vested.
Long-Term Incentive Plan - Fiscal 2019 (2) Award
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	11,928	$375,043
Michael A. Kuglin	6,333	$199,124
Steven C. Boyd	6,333	$199,124
Douglas T. Brinkworth	5,812	$182,742
Neil E. Scanlon	5,205	$163,657

(2)	The fiscal 2019 award’s three-year measurement period concluded on September 25, 2021.
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

Retirement Benefits Table for Fiscal 2021

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 25, 2021:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$330,904	$—
	LTIP (3)	N/A	$362,041	$—
	RUP (4)	N/A	$459,981	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$202,452	$—
	LTIP (3)	N/A	$325,816	$—
	RUP (4)	N/A	$433,324	$—

Neil E. Scanlon	Cash Balance Plan (2)	6	$170,155	$—
	LTIP (3)	N/A	$289,613	$—
	RUP (4)	N/A	$417,252	$—

(1)

Because Mr. Stivala and Mr. Kuglin commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)

On September 25, 2021, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the retirement criteria of the LTIP.  For such participants, outstanding but unvested awards under the LTIP become fully vested.  However, payouts of these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2021 and 2020 awards.  The numbers reported on these lines represent the target payout of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s outstanding fiscal 2021 and 2020 awards under the LTIP.  Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distribution coverage for the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.

(4)

On September 25, 2021, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the age and tenure requirements of the retirement provisions of the 2009 RUP and 2018 RUP.  These figures were calculated by multiplying the awards that met the holding requirements of the retirement provisions of the 2009 RUP and 2018 RUP by the average of the highest and lowest trading prices of our Common Units on September 24, 2021.  At the conclusion of fiscal 2021, taking into consideration the one-year holding requirement of the retirement provisions of 2018 RUP, 30,422 of Mr. Boyd’s, 28,659 of Mr. Brinkworth’s and 27,596 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of our Restricted Unit Plans.  For more information on the Restricted Unit Plans and the retirement provisions therein, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.”  For participants who meet the retirement criteria, upon retirement, all Restricted Unit Plan awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the Executive Special Severance Plan, the Restricted Unit Plans and the LTIP for the circumstances listed in the table assuming a September 25, 2021 termination date.  For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$600,000	$3,600,000
Accelerated Vesting of Fiscal 2021, 2020 and 2019 LTIP Awards @ 150% (5)	—	—	—	1,393,793
Accelerated Vesting of Outstanding RUP Awards (6)	1,842,070	1,842,070	—	1,842,070
Medical Benefits (3)	—	—	27,458	41,187
Total	$1,842,070	$1,842,070	$627,458	$6,877,050

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$400,000	$2,160,000
Accelerated Vesting of Fiscal 2021, 2020 and 2019 LTIP Awards @ 150% (5)	—	—	—	742,480
Accelerated Vesting of Outstanding RUP Awards (6)	1,143,102	1,143,102	—	1,143,102
Medical Benefits (3)	—	—	24,891	37,337
Total	$1,143,102	$1,143,102	$424,891	$4,082,919

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$400,000	$2,160,000
Accelerated Vesting of Fiscal 2021, 2020 and 2019 LTIP Awards @ 150% (5)	—	—	—	742,480
Accelerated Vesting of Outstanding RUP Awards (6)	1,143,102	1,143,102	459,981	1,143,102
Medical Benefits (3)			25,878	38,817
Total	$1,143,102	$1,143,102	$885,859	$4,084,399

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$360,000	$1,944,000
Accelerated Vesting of Fiscal 2021, 2020 and 2019 LTIP Awards @ 150% (5)	—	—	—	671,734
Accelerated Vesting of Outstanding RUP Awards (6)	1,070,904	1,070,904	433,324	1,070,904
Medical Benefits (3)	—	—	25,562	38,343
Total	$1,070,904	$1,070,904	$818,886	$3,724,981

Neil E. Scanlon
Cash Compensation (1) (2) (3) (4)	$—	$—	$320,000	$1,728,000
Accelerated Vesting of Fiscal 2021, 2020 and 2019 LTIP Awards @ 150% (5)	—	—	—	598,313
Accelerated Vesting of Outstanding RUP Awards (6)	1,054,832	1,054,832	417,252	1,054,832
Medical Benefits (3)	—	—	25,246	37,869
Total	$1,054,832	$1,054,832	$762,498	$3,419,014

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.
(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

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

(5)

In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows.  If a change of control event occurred at the conclusion of fiscal 2021, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 25, 2021, the fiscal 2021, fiscal 2020 and fiscal 2019 awards would have been subject to this treatment.  For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

Under circumstances unrelated to a change of control, if a Restricted Unit Plan award recipient’s employment is terminated without cause or he or she resigns for good reason, any restricted unit awards held by such recipient will be forfeited.  Because some of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested awards were subject to the retirement provisions on the last day of fiscal 2021, if Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 25, 2021, 30,422 of Mr. Boyd’s, 28,659 of Mr. Brinkworth’s and 27,596 of Mr. Scanlon’s awards would have vested in accordance with the retirement provisions of the Restricted Unit Plans.

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

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Stivala, our President and Chief Executive Officer (the “CEO):

For fiscal 2021, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $52,714; and
•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $3,115,247.

Based on this information, for fiscal 2021, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 59 to 1.

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

We determined that, as of August 15, 2021, our employee population consisted of approximately 3,382 individuals.  We selected August 15, 2021, which is within the last three months of fiscal 2021, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2021.  This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any Restricted Unit Plan awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period.  In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2021 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $52,714.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2021.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Matthew J. Chanin	$125,000	$—	$125,000
Lawrence C. Caldwell	$90,000	$—	$90,000
Terence J. Connors	$110,000	$—	$110,000
William M. Landuyt	$90,000	$—	$90,000
Harold R. Logan Jr.	$90,000	$—	$90,000
Jane Swift	$105,000	$—	$105,000
John Hoyt Stookey (Date of Death: January 31, 2021)	$22,500	$15,720	$38,220
(1)	This includes amounts earned for fiscal 2021, including quarterly retainer installments for the fourth quarter of 2021 that were paid in November 2021.
(2)

Mr. Stookey was the only Supervisor who received a restricted unit grant during fiscal 2021.  The Committee made this grant in accordance with its policy of providing retiring Supervisors with a 1,000-unit grant in anticipation of his planned retirement on May 18, 2021; unfortunately, he passed away before his planned retirement date.  Accordingly, the Committee waived the one-year holding requirement of the retirement provisions of the plan document.  At the end of fiscal 2021, Mr. Logan held 6,516 unvested restricted units and Messieurs Caldwell, Chanin, Connors, Landuyt and Ms. Swift each held 5,069 unvested restricted units.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.  As the Chairman of the Board of Supervisors, Mr. Chanin receives an annual cash retainer of $125,000, payable in quarterly installments of $31,250 each.  Each of the other non-employee Supervisors receives an annual cash retainer of $90,000 each, payable in quarterly installments of $22,500.  As Chair of the Compensation Committee, Ms. Swift receives an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each.  As Chair of the Audit Committee, Mr. Connors receives an additional annual cash retainer of $20,000, payable in quarterly installments of $5,000 each.

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

Additional Supervisor Compensation.  Non-employee Supervisors receive no other forms of remuneration from us.  The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2021 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 22, 2021 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group.  Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Invesco Ltd. (a)	5,428,077	8.6%
Michael A. Stivala (b)	163,973	*
Michael A. Kuglin (c)	70,206	*
Steven C. Boyd (c)	104,442	*
Douglas T. Brinkworth (d)	79,454	*
Neil Scanlon (e)	90,902	*
Matthew J. Chanin (f)	37,003	*
Harold R. Logan, Jr. (g)	24,599	*
Jane Swift (g)	8,819	*
Lawrence C. Caldwell (g)	40,074	*
Terence J. Connors (g)	28,267	*
William M. Landuyt (g)	38,767	*
All Members of the Board of Supervisors and Executive Officers, as a group (23 persons) (h)	1,000,463	1.6%

(1)

With the exception of the 5,428,077 units held by Invesco Ltd. (of which the Partnership has no knowledge, see note (a) below) and the 784 units held by the General Partner (see note (b) below), the above listed units may be held in brokerage accounts where they are pledged as security.

(2)	Based upon 62,963,712 Common Units outstanding on November 22, 2021.
*	Less than 1%.
(a)

Based upon a Schedule 13G/A dated May 10, 2021 filed by Invesco Ltd., which indicates that as of April 30, 2021, Invesco Ltd. had the sole power to vote or to direct the vote of 5,428,077 Common Units and the sole power to dispose or to direct the disposition of 5,428,077 Common Units.  The 13G/A indicates that Invesco Ltd. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because it and certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients.  We make no representation as to the accuracy or completeness of the information reported.  The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(b)

Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member.  Excludes 122,378 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.

(c)	Excludes 88,442 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.
(d)	Excludes 85,733 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.
(e)	Excludes 82,196 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.
(f)	Excludes 28,691 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.
(g)	Excludes 22,316 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.
(h)

Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), and (g), above, the reported number of units excludes 1,005,985 unvested restricted units, none of which will vest in the 60-day period following November 22, 2021.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 25, 2021, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	961,816	(2)	$17.60	1,166,353
Equity compensation plans not approved by security holders	—		—	—
Total	961,816		$17.60	1,166,353

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 25, 2021, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
a.

has not been employed by the Partnership and has not received more than $120,000 per year in direct compensation from the Partnership, other than Supervisor and committee fees and pension or other forms of deferred compensation for prior service;

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
2.

The Supervisor is not a spouse, parent, sibling, child, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law of, and does not share a residence with (other than a domestic employee), a person that has (i) received more than $120,000 from the Partnership, (ii) is an executive officer of the Partnership or the entities identified in (1)(a) through (1)(c) or (1)(e) above, or (iii) is a partner of an internal or external auditor of the Partnership, or is employed by such auditor and personally worked on the Partnership’s audit within the past three years;

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

The following table sets forth the aggregate fees for services related to fiscal years 2021 and 2020 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2021	Fiscal 2020
Audit Fees (a)	$2,091,935	$2,032,835
Tax Fees (b)	874,885	907,385
All Other Fees (c)	4,500	2,700
Total	$2,971,320	$2,942,920

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2021 and fiscal 2020.

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

4.3

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

10.19	Seventh Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2016). (Filed herewith). #

10.20

Third Amended and Restated Credit Agreement among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 5, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 5, 2020).

10.21	Amended and Restated 2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 18, 2021).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 24, 2021	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 24, 2021
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ MATTHEW J. CHANIN	Chairman and Supervisor	November 24, 2021
(Matthew J. Chanin)

By:	/s/ HAROLD R. LOGAN, JR.	Supervisor	November 24, 2021
(Harold R. Logan, Jr.)

By:	/s/ JANE SWIFT	Supervisor	November 24, 2021
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 24, 2021
(Lawrence C. Caldwell)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 24, 2021
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 24, 2021
(William M. Landuyt)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 24, 2021
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President and Controller	November 24, 2021
(Daniel S. Bloomstein)

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders

of Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the “Partnership”) as of September 25, 2021 and September 26, 2020, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for each of the three years in the period ended September 25, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 25, 2021 and September 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Insurance

As described in Notes 2 and 14 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $66 million as of September 25, 2021, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual historical claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to approximately $16 million as of September 25, 2021.

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

November 24, 2021

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 25,	September 26,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,808	$3,140
Accounts receivable, less allowance for doubtful accounts of $3,332 and $4,473, respectively	71,372	55,441
Inventories	61,802	46,869
Other current assets	41,126	10,508
Total current assets	180,108	115,958
Property, plant and equipment, net	569,130	597,454
Operating lease right-of-use assets	129,999	119,594
Goodwill	1,107,026	1,103,781
Other intangible assets, net	39,263	84,140
Other assets	26,204	26,326
Total assets	$2,051,730	$2,047,253
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$39,169	$31,985
Accrued employment and benefit costs	40,814	35,214
Accrued insurance	16,700	15,400
Customer deposits and advances	111,727	104,427
Operating lease liabilities	30,878	26,436
Accrued interest	13,287	13,413
Other current liabilities	34,571	17,641
Total current liabilities	287,146	244,516
Long-term borrowings	1,118,014	1,210,176
Accrued insurance	49,424	57,542
Operating lease liabilities	98,532	92,668
Other liabilities	73,193	79,970
Total liabilities	1,626,309	1,684,872
Commitments and contingencies
Partners' capital:
Common Unitholders (62,538 and 62,146 units issued and outstanding at September 25, 2021 and September 26, 2020, respectively)	443,005	388,157
Accumulated other comprehensive loss	(17,584)	(25,776)
Total partners' capital	425,421	362,381
Total liabilities and partners' capital	$2,051,730	$2,047,253

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Revenues
Propane	$1,140,457	$955,143	$1,083,446
Fuel oil and refined fuels	67,104	75,039	92,084
Natural gas and electricity	30,425	31,184	45,206
All other	50,769	46,531	46,969
	1,288,755	1,107,897	1,267,705
Costs and expenses
Cost of products sold	485,478	382,951	521,988
Operating	411,390	401,958	402,957
General and administrative	74,096	65,927	71,034
Depreciation and amortization	104,555	116,791	120,872
	1,075,519	967,627	1,116,851
Operating income	213,236	140,270	150,854
Loss on debt extinguishment	16,029	109	—
Interest expense, net	68,132	74,727	76,663
Other, net	5,172	4,822	4,702
Income before provision for (benefit from) income taxes	123,903	60,612	69,489
Provision for (benefit from) income taxes	1,110	(146)	857
Net income	$122,793	$60,758	$68,632
Net income per Common Unit - basic	$1.96	$0.98	$1.11
Weighted average number of Common Units outstanding - basic	62,713	62,299	61,992
Net income per Common Unit - diluted	$1.94	$0.97	$1.10
Weighted average number of Common Units outstanding - diluted	63,313	62,727	62,366

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Net income	$122,793	$60,758	$68,632
Other comprehensive income (loss):
Amortization of net actuarial gains (losses) and prior service credits into earnings and net change in funded status of benefit plans	7,234	(641)	(1,516)
Recognition in earnings of net actuarial loss for pension settlement	958	1,051	—
Other comprehensive income (loss)	8,192	410	(1,516)
Total comprehensive income	$130,985	$61,168	$67,116

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Cash flows from operating activities:
Net income	$122,793	$60,758	$68,632
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	104,555	116,791	120,872
Compensation costs recognized under Restricted Unit Plans	10,073	9,242	10,521
Loss on debt extinguishment	16,029	109	—
Pension settlement charge	958	1,051	—
Other, net	3,078	923	1,688
Changes in assets and liabilities:
Accounts receivable	(15,914)	4,466	11,821
Inventories	(14,797)	(1,583)	14,353
Other current and noncurrent assets	(39,952)	(9,753)	8,209
Accounts payable	6,783	1,511	(6,960)
Accrued employment and benefit costs	5,600	526	2,284
Accrued insurance	(6,818)	5,663	(3,288)
Customer deposits and advances	7,300	6,573	2,371
Contributions to defined benefit pension plan	(6,270)	(3,835)	(5,350)
Other current and noncurrent liabilities	33,134	16,912	1,628
Net cash provided by operating activities	226,552	209,354	226,781
Cash flows from investing activities:
Capital expenditures	(29,855)	(32,498)	(34,978)
Investment in and acquisition of businesses	(8,716)	(25,636)	(19,300)
Proceeds from sale of property, plant and equipment	4,496	4,891	5,763
Net cash (used in) investing activities	(34,075)	(53,243)	(48,515)
Cash flows from financing activities:
Proceeds from long-term borrowings	650,000	—	—
Repayments of long-term borrowings	(786,333)	—	—
Proceeds from borrowings under revolving credit facility	447,001	493,000	370,700
Repayments of borrowings under revolving credit facility	(409,601)	(511,900)	(400,800)
Issuance costs associated with long-term borrowings	(10,778)	(2,665)	—
Partnership distributions	(76,484)	(130,206)	(147,882)
Other, net	(3,614)	(3,641)	(3,007)
Net cash (used in) financing activities	(189,809)	(155,412)	(180,989)
Net increase (decrease) in cash and cash equivalents	2,668	699	(2,723)
Cash and cash equivalents at beginning of period	3,140	2,441	5,164
Cash and cash equivalents at end of period	$5,808	$3,140	$2,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$64,890	$72,024	$73,221

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 29, 2018	61,405	$518,494	$(24,670)	$493,824
Net income		68,632		68,632
Amortization of net actuarial (losses) and prior service credits into earnings and net change in funded status of benefit plans			(1,516)	(1,516)
Partnership distributions		(147,882)		(147,882)
Common Units issued under Restricted Unit Plans	261	(1,349)		(1,349)
Common Units issued for acquisition of business	69	1,600		1,600
Compensation costs recognized under Restricted Unit Plans		10,521		10,521
Balance at September 28, 2019	61,735	$450,016	$(26,186)	$423,830
Cumulative adjustment for lease accounting standard		108		108
Net income		60,758		60,758
Amortization of net actuarial (losses) and prior service credits into earnings and net change in funded status of benefit plans			(641)	(641)
Partnership distributions		(130,206)		(130,206)
Common Units issued under Restricted Unit Plans	411	(1,761)		(1,761)
Recognition in earnings of net actuarial loss for pension settlement			1,051	1,051
Compensation costs recognized under Restricted Unit Plans		9,242		9,242
Balance at September 26, 2020	62,146	$388,157	$(25,776)	$362,381
Net income		122,793		122,793
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans			7,234	7,234
Partnership distributions		(76,484)		(76,484)
Common Units issued under Restricted Unit Plans	392	(1,534)		(1,534)
Recognition in earnings of net actuarial loss for pension settlement			958	958
Compensation costs recognized under Restricted Unit Plans		10,073		10,073
Balance at September 25, 2021	62,538	$443,005	$(17,584)	$425,421

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,537,787 Common Units outstanding at September 25, 2021.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 41 states.  The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska.  No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2021, 2020 or 2019.

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

Fiscal Period.  The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally 13 weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.  Fiscal 2021, 2020 and 2019 included 52 weeks of operations.

Revenue Recognition.  The Partnership recognizes revenue pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Topic 606 – Revenue from Contracts with Customers (“Topic 606”) and all related amendments.  Topic 606 provides a five-step model to be applied to all contracts with customers.  The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied.  The adoption of this standard on the first day of fiscal 2019 had no impact on the Partnership’s consolidated statements of financial position, operations or cash flows.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during fiscal 2021, 2020 or 2019.

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

The Partnership has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform an impairment test.

Under the impairment test, the Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit.  Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.  If the fair value of the reporting unit exceeds its carrying value, the goodwill associated with the reporting unit is not considered to be impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying amount of the associated goodwill, if any, exceeds the implied fair value of the goodwill.

Other Intangible Assets.  Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests.  Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2022 and 2031.  Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.  Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Pension and Other Postretirement Benefits.  The Partnership estimates the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining its annual pension and other postretirement benefit costs.  The Partnership uses Society of Actuaries mortality tables (RP-2014), mortality improvement scales (MP-2020) and other actuarial life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.

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

Net Income Per Unit.  Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 599,481, 427,504 and 373,370 units for fiscal 2021, 2020 and 2019, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

Comprehensive Income.  The Partnership reports comprehensive income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of comprehensive income.  Other comprehensive income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges and reclassifications of realized gains and losses on cash flow hedges into earnings, amortization of net actuarial losses and prior service credits into earnings and changes in the funded status of pension and other postretirement benefit plans, and net actuarial losses recognized in earnings associated with pension settlements.

Recently Adopted Accounting Pronouncements.   On the first day of fiscal 2020, the Partnership adopted the new leases accounting guidance under Accounting Standards Update (“ASU”) 2016-02 “Leases” (“Topic 842”), including the related amendments thereto.  Topic 842 amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets.  The Partnership adopted the guidance under Topic 842 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application.  The adoption of Topic 842 resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities on the Partnership’s consolidated balance sheet as of September 29, 2019 of approximately $103,100, but did not have an impact on the Partnership’s other consolidated financial statements or on its financial metrics used for debt covenant compliance.  See Note 8, “Leases” for more information.

On the first day of fiscal 2021, the Partnership adopted the guidance under ASU 2017-04 “Simplifying the Test for Goodwill Impairment” (“Topic 350”). This update eliminated the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  In testing goodwill for impairment, an entity may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment indicates that goodwill impairment is more likely than not, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The adoption of Topic 350 did not have an impact on the Partnership’s consolidated financial statements.

On the first day of fiscal 2021, the Partnership adopted the guidance under ASU 2016-13 “Financial Instruments - Measurement of Credit Losses on Financial Instruments” (“Topic 326”), including the related amendments thereto.  The new guidance introduced an approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments including, but not limited to, trade and other receivables, held-to-maturity debt securities, loans and net investments in leases. The Partnership adopted the guidance under Topic 326 using a modified retrospective transition approach for all financial instruments existing at, or entered into after, the date of initial application. The adoption of Topic 326 did not have an impact on the Partnership’s consolidated financial statements.

3.	Disaggregation of Revenue

The following table disaggregates revenue for each customer type.  See Note 17, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 88%, 5% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Retail
Residential	$703,263	$654,265	$731,468
Commercial	353,365	283,021	333,078
Industrial	111,723	92,969	104,992
Agricultural	37,873	33,718	39,937
Government	51,917	43,441	53,764
Wholesale	30,614	483	4,466
Total revenues	$1,288,755	$1,107,897	$1,267,705

The Partnership recognized $72,955, $67,117 and $66,697 of revenue during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period.  Contract assets of $6,004 and $4,700 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 25, 2021 and September 26, 2020, respectively.

4.	Investment in and Acquisition of Businesses

On September 17, 2020, the Operating Partnership purchased a 39% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased a secured convertible note issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process.  Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity.  Additionally, rDME is a cost-effective carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry.  Pursuant to the agreements, as amended, between the parties, the Operating Partnership also committed to provide additional funding to support continued development efforts to begin commercializing a rDME/propane blended product.  During fiscal 2021, the Operating Partnership purchased additional secured convertible notes issued by Oberon as they reached certain development milestones as stated in the agreement. These investments were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on innovative solutions to reduce greenhouse gas emissions. The investment in Oberon is being accounted for under the equity method of accounting, included within “Other assets” within the consolidated balance sheets and its results are included within “Other, net” within the consolidated statements of operations.

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

Fiscal Year	Total consideration (1)

2021	$9,813	(2)
2020	$27,065	(3)
2019	$22,850	(4)

(1)

Total consideration includes non-compete consideration, which will be paid over the respective non-compete periods subject to compliance with the terms of the respective agreements, and excludes working capital adjustments.

(2)	Includes an investment in Oberon and one acquisition of a propane retailer located in North Carolina.

(3)	Includes an investment in Oberon and two acquisitions of propane retailers located in Georgia and California.

(4)	Includes three acquisitions of propane retailers located in Texas, Florida and the West Coast. Total consideration includes the issuance of $1,600 in Common Units.

5.	Distributions of Available Cash

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the last three fiscal years:

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
First Quarter	$0.3000	$0.6000	$0.6000
Second Quarter	0.3000	0.6000	0.6000
Third Quarter	0.3250	0.3000	0.6000
Fourth Quarter	0.3250	0.3000	0.6000

On July 22, 2021, the Partnership announced an increase to the quarterly distribution of 8.3% to $0.325 per Common Unit, in respect of the third quarter of fiscal 2021.

6.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 25,	September 26,
	2021	2020
Propane, fuel oil and refined fuels and natural gas	$59,492	$44,362
Appliances	2,310	2,507
	$61,802	$46,869

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas.  Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 25,	September 26,
	2021	2020
Land and improvements	$187,106	$188,011
Buildings and improvements	114,309	114,934
Transportation equipment	27,848	35,495
Storage facilities	114,328	113,921
Equipment, primarily tanks and cylinders	901,945	887,512
Computer software	52,752	51,473
Construction in progress	8,627	5,054
	1,406,915	1,396,400
Less: accumulated depreciation	(837,785)	(798,946)
	$569,130	$597,454

Depreciation expense for fiscal 2021, 2020 and 2019 amounted to $56,501, $59,726 and $64,500, respectively.

7.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2021 and fiscal 2020 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 26, 2020
Goodwill	$1,091,443	$10,900	$7,900	$1,110,243
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,091,443	$4,438	$7,900	$1,103,781

Fiscal 2021 Activity
Goodwill acquired (1)	$3,245	$—	$—	$3,245

Balance as of September 25, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Other intangible assets consist of the following:

	As of
	September 25,	September 26,
	2021	2020
Customer relationships (1)	$519,604	$517,676
Non-compete agreements (1)	38,940	37,690
Other	1,967	1,967
	560,511	557,333
Less: accumulated amortization
Customer relationships	(486,395)	(439,507)
Non-compete agreements	(33,229)	(32,154)
Other	(1,624)	(1,532)
	(521,248)	(473,193)
	$39,263	$84,140

(1)	Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2021, 2020 and 2019 was $48,054, $57,065 and $56,372, respectively.  Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 25, 2021 is estimated as follows: 2022 - $7,408; 2023 - $6,808; 2024 - $6,643; 2025 - $4,558; and 2026 - $3,802.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of September 25, 2021.

Quantitative information on the Partnership’s lease population for fiscal 2021 is as follows:

	Year Ended	Year Ended
	September 25, 2021	September 26, 2020
Lease expense	$37,782	$31,889

Other information:
Cash payments for operating leases	37,919	32,306
Right-of-use assets obtained in exchange for new operating lease liabilities	40,043	35,817
Weighted-average remaining lease term	6.2 years	6.5 years
Weighted-average discount rate	5.1%	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of September 25, 2021:

Fiscal Year	Operating Leases
2022	$36,726
2023	30,568
2024	24,523
2025	20,297
2026	15,585
2027 and thereafter	24,066
Total future minimum lease payments	$151,765
Less: interest	(22,242)
Total lease obligations	$129,523

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

As described in Note 1, “Partnership Organization and Formation,” the earnings of the Corporate Entities are subject to U.S. corporate level income tax.  However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes.  A full valuation allowance has been provided against the deferred tax assets (with the exception of certain net operating loss carryforwards (“NOLs”) that arose after 2017) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets.  Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

As a result of the Tax Cuts and Jobs Act (“the 2017 Act”), NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely.  As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act, which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Current
Federal	$7	$4	$67
State and local	1,001	346	790
	1,008	350	857
Deferred	102	(496)	—
	$1,110	$(146)	$857

The provision for income taxes differs from income taxes computed at the U.S. federal statutory rate as a result of the following:

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Income tax provision at federal statutory tax rate	$26,020	$12,728	$14,593
Impact of Partnership income not subject to federal income taxes	(26,444)	(13,045)	(14,925)
Permanent differences	174	127	162
Change in valuation allowance	570	(298)	115
State income taxes	929	403	707
Other	(139)	(61)	205
Provision for income taxes - current and deferred	$1,110	$(146)	$857

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 25,	September 26,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$37,806	$38,217
Allowance for doubtful accounts	208	156
Inventory	264	250
Deferred revenue	557	575
Other accruals	2,671	2,092
Total deferred tax assets	41,506	41,290
Deferred tax liabilities:
Intangible assets	1,189	1,197
Property, plant and equipment	1,655	1,899
Total deferred tax liabilities	2,844	3,096
Net deferred tax assets	38,662	38,194
Valuation allowance	(38,268)	(37,698)
Net deferred tax assets	$394	$496

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 25,	September 26,
	2021	2020
5.5% senior notes, due June 1, 2024	$—	$525,000
5.75% senior notes, due March 1, 2025	—	250,000
5.875% senior notes, due March 1, 2027	350,000	350,000
5.0% senior notes, due June 1, 2031	650,000	—
Revolving Credit Facility, due March 5, 2025	132,000	94,600
Subtotal	1,132,000	1,219,600

Less: unamortized debt issuance costs	(13,986)	(9,424)
	$1,118,014	$1,210,176

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

2031 Senior Notes

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $132,000 and $94,600 was outstanding as of September 25, 2021 and September 26, 2020, respectively.  The Revolving Credit Facility matures on March 5, 2025.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of September 25, 2021, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.2%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of September 25, 2021, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $56,862 which expire periodically through April 30, 2022.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of September 25, 2021.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Credit Agreement.  During fiscal 2020, the Partnership recognized a charge of $109 to write-off unamortized debt origination costs and capitalized $2,717 in costs incurred in connection with the amendment to the Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. Other assets at September 25, 2021 and September 26, 2020 include debt origination costs associated with the Credit Agreement with a net carrying amount of $2,238 and $3,164, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 25, 2021 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $132,000; fiscal 2026: $-0-; and thereafter: $1,000,000.

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

Restricted Unit Plans.  On July 22, 2009

, the Partnership adopted the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, as amended (the “2009 Restricted Unit Plan”), which authorized the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership.  The total number of Common Units authorized for issuance under the 2009 Restricted Unit Plan was 2,400,000 as of July 31, 2019, the date on which this plan expired.  At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved the Partnership’s 2018 Restricted Unit Plan authorizing the issuance of up to 1,800,000 Common Units, which was amended and restated to authorize the issuance of an additional 1,725,000 Common Units for a total of 3,525,000 Common Units by approval of the Unitholders at the Partnership’s Tri-Annual Meeting held on May 18, 2021, (the “2018 Restricted Unit Plan” and together with the 2009 Restricted Unit Plan, from which there are still unvested awards outstanding, the “Restricted Unit Plans”).  Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, 33.33% of all outstanding awards under the Restricted Unit Plans will vest on each of the first three anniversaries of the award grant date.  Participants in the Restricted Unit Plans are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested.  Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period.  Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2018	696,131	$19.47
Awarded	618,268	18.13
Forfeited	(5,904)	(18.34)
Vested (1)	(320,156)	(21.08)
Outstanding September 28, 2019	988,339	18.12
Awarded	471,111	18.19
Forfeited	(9,975)	(18.01)
Vested (1)	(487,659)	(19.22)
Outstanding September 26, 2020	961,816	17.60
Awarded	779,837	14.43
Forfeited	(26,070)	(15.29)
Vested (1)	(483,720)	(18.58)
Outstanding September 25, 2021	1,231,863	$15.26

(1)

During fiscal 2021, 2020 and 2019, the Partnership withheld 92,336, 76,453 and 59,227 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 25, 2021, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $3,673. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years.  Compensation expense for the Restricted Unit Plans for fiscal 2021, 2020 and 2019 was $10,073, $9,242 and $10,521, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan was $874, $842 and $1,048 for fiscal 2021, 2020 and 2019, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP” and together with the 2014 LTIP, “the LTIPs”).  The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The 2014 LTIP document governs the terms and conditions of the outstanding fiscal 2019 and fiscal 2020 awards and the 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 award and any awards granted in fiscal years thereafter.  The level of compensation earned under the 2014 LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the 2014 LTIP document, for the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership.  The level of compensation earned under the 2021 LTIP is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors, over the three-year measurement period. The distributable cash flow component and operating/strategic objectives component are defined and described in the 2021 LTIP document.  Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2021, 2020 and 2019 was $4,819, $480 and $5,385, respectively. The cash payout in fiscal 2021, which related to the fiscal 2018 award, was $3,354, and the cash payout in fiscal 2020, which related to the fiscal 2017 award, was $2,963.   There was no cash payout in fiscal 2019 which would have related to the fiscal 2016 award.

12.	Employee Benefit Plans

Defined Contribution Plan.  The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees.  Employer matching contributions relating to the 401(k) Plan represent a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved.  These contribution costs were $3,880, $3,934 and $3,782 for fiscal 2021, 2020 and 2019, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership.  Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time.  Contributions of $6,270, $3,835 and $5,350 were made by the Partnership in fiscal 2021, 2020 and 2019, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula.  However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2021 and 2020 and a statement of the funded status for both years.  Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2021	2020	2021	2020
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$115,232	$115,471	$5,999	$6,929
Interest cost	2,263	2,726	77	151
Actuarial (gain) loss	(4,461)	7,005	(431)	(246)
Lump sum benefits paid	(3,859)	(3,623)	—	—
Ordinary benefits paid	(6,060)	(6,347)	(683)	(835)
Benefit obligation at end of year	$103,115	$115,232	$4,962	$5,999

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$80,001	$80,913	$—	$—
Actual gain return on plan assets	1,540	5,223	—	—
Employer contributions	6,270	3,835	683	835
Lump sum benefits paid	(3,859)	(3,623)	—	—
Ordinary benefits paid	(6,060)	(6,347)	(683)	(835)
Fair value of plan assets at end of year	$77,892	$80,001	$—	$—

Funded status:
Funded status at end of year	$(25,223)	$(35,231)	$(4,962)	$(5,999)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(25,223)	$(35,231)	$(4,962)	$(5,999)
Less: current portion	—	—	710	843
Noncurrent benefit liability	$(25,223)	$(35,231)	$(4,252)	$(5,156)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(23,303)	$(32,286)	$4,465	$4,757
Prior service credits	—	—	1,255	1,753
Net amount recognized in accumulated other comprehensive (loss) income	$(23,303)	$(32,286)	$5,720	$6,510

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

The following table presents the actual allocation of assets held in trust as of:

	September 25,	September 26,
	2021	2020
Fixed income securities	86%	86%
Equity securities	14%	14%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments.  Commingled funds are valued at the net asset value of its underlying securities.  The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 25,	September 26,
	2021	2020
Short term investments (1)	$1,467	$1,485

Equity securities: (1) (2)
Domestic	4,129	4,138
International	7,167	7,117

Fixed income securities (1) (3)	65,129	67,261
	$77,892	$80,001

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments.  The Partnership expects to contribute approximately $3,330 to the defined benefit pension plan during fiscal 2022.  Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2022	$25,105	$710
2023	8,908	638
2024	7,984	567
2025	7,613	500
2026	7,362	437
2027 through 2031	27,912	1,394

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2022 will elect to receive a benefit payment in fiscal 2022.  In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2021, 2020 and 2019:

	Pension Benefits			Retiree Health and Life Benefits
	2021	2020	2019	2021	2020	2019
Interest cost	$2,263	$2,726	$3,943	$77	$151	$275
Expected return on plan assets	(1,266)	(1,270)	(1,723)	—	—	—
Amortization of prior service credit	—	—	—	(498)	(498)	(498)
Settlement charge	958	1,051	—	—	—	—
Recognized net actuarial loss (gain)	3,289	3,448	3,466	(723)	(786)	(761)
Net periodic benefit costs	$5,244	$5,955	$5,686	$(1,144)	$(1,133)	$(984)

During fiscal 2021, fiscal 2020 and fiscal 2019, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,859, $3,623 and $3,869, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $2,263, $2,726 and $3,943, respectively.  In fiscal 2021 and fiscal 2020, lump sum pension settlement payments exceeded the respective settlement thresholds, which required the Partnership to recognize non-cash settlement charges of $958 and $1,051, respectively.  The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions.  The assumptions used in the measurement of the Partnership’s benefit obligations as of September 25, 2021 and September 26, 2020 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2021	2020	2021	2020
Weighted-average discount rate	2.500%	2.125%	1.750%	1.375%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	5.400%	5.720%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2021, 2020 and 2019 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average discount rate	2.125%	2.875%	4.000%	1.375%	2.375%	3.750%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	1.850%	1.800%	2.550%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	5.720%	6.010%	6.290%

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

The 5.40% increase in health care costs assumed at September 25, 2021 is assumed to decrease gradually to 4.50% in fiscal 2040 and to remain at that level thereafter.  An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 25, 2021 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2021.  The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans.  As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  During the fourth quarter of fiscal 2021, the Partnership accrued approximately $4,300 for its voluntary full withdrawal from one MEPP. As of September 25, 2021 and September 26, 2020, the Partnership’s estimated obligation for MEPP established withdrawals was $23,567 and $20,396, respectively.  Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes.  The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary.  Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded.  Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2021	2020	FIP/RP Status	2021	2020	2019	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$277	$272	$272	No	August 2024
Western Conference of Teamsters Pension Plan (2)	91-6145047	Green	Green	n/a	17	24	27	No	February 2024
					$294	$296	$299

(1)	Based on most recent available valuation information for plan year ended February 2021.
(2)	Based on most recent available valuation information for plan year ended December 2020.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans.  Contributions to those plans were $1,241, $1,151 and $1,220 for fiscal 2021, 2020 and 2019, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 25, 2021 and September 26, 2020, respectively:

	As of September 25, 2021		As of September 26, 2020
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$53,019	Other current assets	$1,066
	Other assets	1,813	Other assets	461
		$54,832		$1,527

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$8,715	Other current liabilities	$2,684
	Other liabilities	1,632	Other liabilities	—
		$10,347		$2,684

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2021		Fiscal 2020
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$—	$419	$—
Beginning balance realized during the period	—	—	(419)	—
Contracts purchased during the period	4,626	451	—	—
Change in the fair value of outstanding contracts	—	—	—	—
Ending balance of over-the-counter options	$4,626	$451	$—	$—

As of September 25, 2021 and September 26, 2020, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and six months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2021, 2020 and 2019 are as follows:

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2021	Cost of products sold	$43,121

Fiscal 2020	Cost of products sold	$(382)

Fiscal 2019	Cost of products sold	$(8,008)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 25, 2021
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$76,508	$(21,676)	$54,832
	$76,508	$(21,676)	$54,832

Liability Derivatives
Commodity-related derivatives	$32,023	$(21,676)	$10,347
	$32,023	$(21,676)	$10,347

	As of September 26, 2020
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$6,836	$(5,309)	$1,527
	$6,836	$(5,309)	$1,527

Liability Derivatives
Commodity-related derivatives	$7,993	$(5,309)	$2,684
	$7,993	$(5,309)	$2,684

The Partnership had $-0- and $4,718 posted cash collateral as of September 25, 2021 and September 26, 2020, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations.  The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 41 states.  No single customer accounted for more than 10% of revenues during fiscal 2021, 2020 or 2019 and no concentration of receivables exists as of September 25, 2021 or September 26, 2020.

During fiscal 2021, Crestwood Equity Partners L.P. and Targa Liquids Marketing, provided approximately 29% and 16% of the Partnership’s total propane purchases, respectively.  No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2021.  The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes.  The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices, the fair value of the Partnership’s 2027 Senior Notes and 2031 Senior Notes was $367,063 and $676,000, respectively, as of September 25, 2021.

14.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.

Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of September 25, 2021 and September 26, 2020, the Partnership had accrued liabilities of $66,124 and $72,942, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,101 and $17,572 as of September 25, 2021 and September 26, 2020, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2028.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $29,371 as of September 25, 2021.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 25, 2021 and September 26, 2020.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 25, 2021, September 26, 2020 and September 28, 2019:

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Pension Benefits
Balance, beginning of period	$(32,286)	$(33,733)	$(33,180)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	4,736	(3,052)	(4,019)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	958	1,051	—
Amortization of net loss (1)	3,289	3,448	3,466
Other comprehensive income (loss)	8,983	1,447	(553)
Balance, end of period	$(23,303)	$(32,286)	$(33,733)

Postretirement Benefits
Balance, beginning of period	$6,510	$7,547	$8,510
Other comprehensive income before reclassifications:
Net change in plan obligation	430	247	296
Reclassifications to earnings:
Amortization of prior service credits (1)	(498)	(498)	(498)
Amortization of net gain (1)	(723)	(786)	(761)
Other comprehensive (loss) income	(791)	(1,037)	(963)
Balance, end of period	$5,719	$6,510	$7,547

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(25,776)	$(26,186)	$(24,670)
Other comprehensive income before reclassifications	5,166	(2,805)	(3,723)
Recognition of net actuarial loss for pension settlement	958	1,051	—
Reclassifications to earnings	2,068	2,164	2,207
Other comprehensive (loss) income	8,192	410	(1,516)
Balance, end of period	$(17,584)	$(25,776)	$(26,186)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Employee Benefit Plans”.

17.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
Revenues:
Propane	$1,140,457	$955,143	$1,083,446
Fuel oil and refined fuels	67,104	75,039	92,084
Natural gas and electricity	30,425	31,184	45,206
All other	50,769	46,531	46,969
Total revenues	$1,288,755	$1,107,897	$1,267,705

Operating income (loss):
Propane	$330,443	$239,771	$254,447
Fuel oil and refined fuels	7,716	9,338	8,489
Natural gas and electricity	7,409	7,459	8,758
All other	(20,119)	(20,377)	(19,516)
Corporate	(112,213)	(95,921)	(101,324)
Total operating income	213,236	140,270	150,854

Reconciliation to net income:
Loss on debt extinguishment	16,029	109	—
Interest expense, net	68,132	74,727	76,663
Other, net	5,172	4,822	4,702
Provision for (benefit from) income taxes	1,110	(146)	857
Net income	$122,793	$60,758	$68,632

Depreciation and amortization:
Propane	$95,616	$106,725	$108,763
Fuel oil and refined fuels	1,654	1,843	2,083
Natural gas and electricity	24	18	—
All other	188	189	196
Corporate	7,073	8,016	9,830
Total depreciation and amortization	$104,555	$116,791	$120,872

	As of
	September 25,	September 26,
	2021	2020
Assets:
Propane	$1,935,399	$1,934,960
Fuel oil and refined fuels	47,039	47,063
Natural gas and electricity	11,275	10,594
All other	17,767	18,733
Corporate	40,250	35,903
Total assets	$2,051,730	$2,047,253

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 25, 2021, September 26, 2020 and September 28, 2019	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 28, 2019
Allowance for doubtful accounts	$3,629	$2,580	$—	$(3,636)	$2,573
Valuation allowance for deferred tax assets	37,881	115	—	—	37,996
Year Ended September 26, 2020
Allowance for doubtful accounts	$2,573	$3,855	$—	$(1,955)	$4,473
Valuation allowance for deferred tax assets	37,996	(298)	—	—	37,698
Year Ended September 25, 2021
Allowance for doubtful accounts	$4,473	$770	$—	$(1,911)	$3,332
Valuation allowance for deferred tax assets	37,698	570	—	—	38,268

(a)	Represents amounts that did not impact earnings.

S-2