Form 10-Q
period 2021-12-25
SUBURBAN PROPANE PARTNERS LP
filed 2022-02-03
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2021

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

At January 31, 2022, there were 62,965,218 Common Units of Suburban Propane Partners, L.P. outstanding.

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.  On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers.  Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made.  The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law.  All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 25,	September 25,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,528	$5,808
Accounts receivable, less allowance for doubtful accounts of $3,632 and $3,332, respectively	123,056	71,372
Inventories	68,619	61,802
Other current assets	28,175	41,126
Total current assets	223,378	180,108
Property, plant and equipment, net	563,701	569,130
Operating lease right-of-use assets	140,428	129,999
Goodwill	1,107,026	1,107,026
Other intangible assets, net	37,829	39,263
Other assets	24,564	26,204
Total assets	$2,096,926	$2,051,730
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$66,273	$39,169
Accrued employment and benefit costs	23,392	40,814
Customer deposits and advances	100,410	111,727
Operating lease liabilities	32,752	30,878
Other current liabilities	56,301	64,558
Total current liabilities	279,128	287,146
Long-term borrowings	1,162,842	1,118,014
Accrued insurance	54,143	49,424
Operating lease liabilities	106,845	98,532
Other liabilities	66,620	73,193
Total liabilities	1,669,578	1,626,309
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,964 and 62,538 units issued and outstanding at December 25, 2021 and September 25, 2021, respectively)	444,638	443,005
Accumulated other comprehensive loss	(17,290)	(17,584)
Total partners’ capital	427,348	425,421
Total liabilities and partners’ capital	$2,096,926	$2,051,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 25,	December 26,
	2021	2020
Revenues
Propane	$331,117	$268,624
Fuel oil and refined fuels	20,966	15,750
Natural gas and electricity	9,223	6,876
All other	14,101	13,941
	375,407	305,191
Costs and expenses
Cost of products sold	196,338	103,379
Operating	105,730	97,979
General and administrative	19,798	18,130
Depreciation and amortization	16,285	28,017
	338,151	247,505
Operating income	37,256	57,686
Interest expense, net	15,299	18,135
Other, net	1,130	1,078
Income before (benefit from) provision for income taxes	20,827	38,473
(Benefit from) provision for income taxes	(471)	496
Net income	$21,298	$37,977
Net income per Common Unit - basic	$0.34	$0.61
Weighted average number of Common Units outstanding - basic	63,032	62,544
Net income per Common Unit - diluted	$0.34	$0.61
Weighted average number of Common Units outstanding - diluted	63,309	62,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 25,	December 26,
	2021	2020
Net income	$21,298	$37,977
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	294	593
Other comprehensive income	294	593
Total comprehensive income	$21,592	$38,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 25,	December 26,
	2021	2020
Cash flows from operating activities:
Net income	$21,298	$37,977
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	16,285	28,017
Compensation costs recognized under Restricted Unit Plans	2,709	2,358
Other, net	1,092	724
Changes in assets and liabilities:
Accounts receivable	(51,684)	(51,472)
Inventories	(6,817)	(9,514)
Other current and noncurrent assets	4,308	(14,889)
Accounts payable	27,290	23,831
Accrued employment and benefit costs	(17,468)	(12,261)
Customer deposits and advances	(11,317)	(11,005)
Other current and noncurrent liabilities	969	10,468
Net cash (used in) provided by operating activities	(13,335)	4,234
Cash flows from investing activities:
Capital expenditures	(10,673)	(5,812)
Investment in and acquisition of businesses	(850)	(6,078)
Proceeds from sale of property, plant and equipment	1,152	676
Net cash (used in) investing activities	(10,371)	(11,214)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	114,600	93,900
Repayments of borrowings under revolving credit facility	(70,200)	(63,700)
Partnership distributions	(20,325)	(18,644)
Other, net	(2,649)	(2,403)
Net cash provided by financing activities	21,426	9,153
Net (decrease) increase in cash and cash equivalents	(2,280)	2,173
Cash and cash equivalents at beginning of period	5,808	3,140
Cash and cash equivalents at end of period	$3,528	$5,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 25, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,538	$443,005	$(17,584)	$425,421
Net income		21,298		21,298
Other comprehensive income			294	294
Partnership distributions		(20,325)		(20,325)
Common Units issued under Restricted Unit Plans	426	(2,049)		(2,049)
Compensation costs recognized under Restricted Unit Plans		2,709		2,709
Balance, end of period	62,964	$444,638	$(17,290)	$427,348

	Three Months Ended December 26, 2020
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,146	$388,157	$(25,776)	$362,381
Net income		37,977		37,977
Other comprehensive income			593	593
Partnership distributions		(18,644)		(18,644)
Common Units issued under Restricted Unit Plans	376	(1,503)		(1,503)
Compensation costs recognized under Restricted Unit Plans		2,358		2,358
Balance, end of period	62,522	$408,345	$(25,183)	$383,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,963,712 Common Units outstanding at December 25, 2021.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed.  These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.  Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The Partnership incurs incremental direct costs, such as commissions to its salesforce, to obtain certain contracts.  These costs are expensed as incurred, consistent with the practical expedients issued by the Financial Accounting Standards Board (“FASB”), since the expected amortization period is one year or less.  The Partnership generally determines selling prices based on, among other things, the current weighted average cost and the current replacement cost of the product at the time of delivery, plus an applicable margin.  Except for tank rental agreements, maintenance service contracts, fixed price contracts and budgetary programs, customer payments for the satisfaction of a performance obligation are due upon receipt.

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

Recently Issued Accounting Pronouncements. In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 “Reference Rate Reform” (“Topic 848”).  This update provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform.  Topic 848 became effective for all entities as of March 12, 2020, and will continue through December 31, 2022, which will be the Partnership’s first quarter of fiscal 2023.  LIBOR rates based on US dollars will have an extended expiration date of June 30, 2023.  Borrowings under the Partnership’s revolving credit facility bear interest at prevailing interest rates based partially on LIBOR (refer to Note 10, “Long-Term Borrowings” for more details).  The Partnership does not expect that the adoption of Topic 848 will have a material impact on the Partnership’s condensed consolidated financial statements.
3.	Disaggregation of Revenue

The following table disaggregates revenue for each customer type.  See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 88%, 6% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	December 25,	December 26,
	2021	2020
Retail
Residential	$198,005	$174,711
Commercial	110,952	79,440
Industrial	34,194	25,795
Agricultural	13,803	11,138
Government	15,984	11,900
Wholesale	2,469	2,207
Total revenues	$375,407	$305,191

The Partnership recognized $33,288 and $32,419 of revenue during the three months ended December 25, 2021 and December 26, 2020, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $8,122 and $6,004 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 25, 2021 and September 25, 2021, respectively.

4.	Investments in and Acquisition of Businesses

The Operating Partnership owns a 39% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased certain secured convertible notes issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity.  Additionally, rDME is a cost-effective carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry.  Pursuant to the agreements, as amended, between the parties, the Operating Partnership also committed to provide additional funding to support continued development efforts to begin commercializing a propane+rDME blended product.  During the first quarter of fiscal 2022, the Operating Partnership purchased an additional secured convertible note issued by Oberon.  These investments were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on innovative solutions to reduce greenhouse gas emissions.  The investment in Oberon is being accounted for under the equity method of accounting, included within “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in Oberon’s earnings are included within “Other, net” within the condensed consolidated statements of operations.

During the first quarter of fiscal 2022, the Operating Partnership acquired certain assets from a propane retailer for $500 including non-compete consideration.

5.	Financial Instruments and Risk Management

Cash and Cash Equivalents.  The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short-term maturity of these instruments.

Derivative Instruments and Hedging Activities

Commodity Price Risk.  Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to help ensure its field operations have adequate supply commensurate with the time of year.  The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations.  The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations, and to help ensure adequate supply during periods of high demand.  In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts.  Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts.  All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values.  In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts.  Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract.  The Partnership does not use derivative instruments for speculative trading purposes.  Market risks associated with derivative instruments are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions.  Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first quarter of fiscal 2022 or in fiscal 2021.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 25, 2021 and September 25, 2021, respectively:

	As of December 25, 2021		As of September 25, 2021
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$13,800	Other current assets	$53,019
	Other assets	—	Other assets	1,813
		$13,800		$54,832

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,491	Other current liabilities	$8,715
	Other liabilities	—	Other liabilities	1,632
		$2,491		$10,347

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 25, 2021		December 26, 2020
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,626	$(451)	$—	$—
Beginning balance realized during the period	(1,629)	—	—	—
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	(2,137)	3	—	—
Ending balance of over-the-counter options	$860	$(448)	$—	$—

As of December 25, 2021 and September 25, 2021, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 25, 2021 and December 26, 2020 are as follows:

	Three Months Ended December 25, 2021		Three Months Ended December 26, 2020
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(33,505)	Cost of products sold	$4,855

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 25, 2021			As of September 25, 2021
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$22,708	$(8,908)	$13,800	$76,508	$(21,676)	$54,832
Liability Derivatives
Commodity-related derivatives	$11,399	$(8,908)	$2,491	$32,023	$(21,676)	$10,347

The Partnership had $-0- posted cash collateral as of December 25, 2021 and September 25, 2021 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	December 25,	September 25,
	2021	2021
5.875% senior notes due March 1, 2027	363,125	367,063
5.0% senior notes due June 1, 2031	654,875	676,000
	$1,018,000	$1,043,063

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 25,	September 25,
	2021	2021
Propane, fuel oil and refined fuels and natural gas	$66,894	$59,492
Appliances	1,725	2,310
	$68,619	$61,802

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 25, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Fiscal 2022 Activity
Goodwill acquired	$—	$—	$—	$—

Balance as of December 25, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Other intangible assets consist of the following:

	As of
	December 25,	September 25,
	2021	2021
Customer relationships (1)	$519,777	$519,604
Non-compete agreements (1)	39,190	38,940
Other	1,967	1,967
	560,934	560,511
Less: accumulated amortization
Customer relationships	(488,006)	(486,395)
Non-compete agreements	(33,452)	(33,229)
Other	(1,647)	(1,624)
	(523,105)	(521,248)
	$37,829	$39,263
(1)	Reflects the impact from acquisitions (See Note 4).

8.	Leases

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of December 25, 2021.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended
	December 25,	December 26,
	2021	2020
Lease expense	$9,838	$8,933

Other information:
Cash payments for operating leases	10,074	8,941
Right-of-use assets obtained in exchange for new operating lease liabilities	18,904	12,387
Weighted-average remaining lease term	6.1 years	6.4 years
Weighted-average discount rate	4.9%	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of December 25, 2021:

Fiscal Year	Operating Leases
2022 (remaining)	$29,735
2023	34,198
2024	28,192
2025	23,925
2026	19,280
2027 and thereafter	27,381
Total future minimum lease payments	$162,711
Less: interest	(22,770)
Total lease obligations	$139,941

9.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 277,223 and 196,729 units for the three months ended December 25, 2021 and December 26, 2020, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 25,	September 25,
	2021	2021
5.875% senior notes due March 1, 2027	350,000	350,000
5.0% senior notes due June 1, 2031	650,000	650,000
Revolving Credit Facility, due March 5, 2025	176,400	132,000
Subtotal	1,176,400	1,132,000

Less: unamortized debt issuance costs	(13,558)	(13,986)
	$1,162,842	$1,118,014

Senior Notes

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

2031 Senior Notes.  On May 24, 2021, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a private offering of $650,000 in aggregate principal amount of 5.0% senior notes due June 1, 2031 (the “2031 Senior Notes”) to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and non-U.S. persons outside the United States under Regulation S under the Securities Act.  The 2031 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December.  The net proceeds from the issuance of the 2031 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 5.5% senior notes due in 2024 and 5.75% senior notes due in 2025.

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $176,400 and $132,000 was outstanding as of December 25, 2021 and September 25, 2021, respectively.  The Revolving Credit Facility matures on March 5, 2025.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of December 25, 2021, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.16%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 25, 2021, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $48,862 which expire periodically through November 1, 2022.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of December 25, 2021.

The aggregate amounts of long-term debt maturities subsequent to December 25, 2021 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $176,400; fiscal 2026: $-0-; and thereafter: $1,000,000.

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

On January 20, 2022, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2022, payable on February 8, 2022 to holders of record on February 1, 2022.

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

During the three months ended December 25, 2021, the Partnership awarded 876,688 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $11,371.  The following is a summary of activity for the Restricted Unit Plans for the three months ended December 25, 2021:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 25, 2021	1,231,863	$15.26
Awarded	876,688	12.97
Forfeited	(1,666)	(14.67)
Vested (1)	(559,761)	(16.42)
Outstanding December 25, 2021	1,547,124	$13.54

(1)

During fiscal 2022, the Partnership withheld 133,836 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 25, 2021, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $12,154.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three months ended December 25, 2021 and December 26, 2020 was $2,709 and $2,358, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three months ended December 25, 2021 and December 26, 2020 was $299 and $207, respectively.

Long-Term Incentive Plan.  On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP” and together with the 2014 LTIP,  “the LTIPs”).  The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period.  The 2014 LTIP document governs the terms and conditions of the outstanding fiscal 2020 award and the 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 and fiscal 2022 awards and any awards granted in fiscal years thereafter.  The level of compensation earned under the 2014 LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period.  The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the 2014 LTIP document, for the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership.  The level of compensation earned under the fiscal 2021 award is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors, over that award’s three-year measurement period.  The level of compensation earned under the fiscal 2022 award, and measurement periods thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors for that award’s three-year measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three months ended December 25, 2021 and December 26, 2020 was $2,067 and $1,820, respectively.  As of December 25, 2021, and September 25, 2021, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $7,266 and $9,184, respectively, related to estimated future payments under the LTIPs.  In the first quarter of fiscal 2022 and 2021, cash payouts totaling $3,985 and $3,354 were made relating to the fiscal 2019 and 2018 awards, respectively.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of December 25, 2021 and September 25, 2021, the Partnership had accrued liabilities of $66,173 and $66,124, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,101 as of December 25, 2021 and September 25, 2021.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $33,997 as of December 25, 2021.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 25, 2021 and September 25, 2021.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 25,	December 26,
	2021	2020
Interest cost	$559	$534
Expected return on plan assets	(354)	(319)
Amortization of net loss	599	898
Net periodic benefit cost	$804	$1,113

	Postretirement Benefits
	Three Months Ended
	December 25,	December 26,
	2021	2020
Interest cost	$20	$19
Amortization of prior service credits	(124)	(124)
Amortization of net (gain)	(181)	(181)
Net periodic benefit cost	$(285)	$(286)

The Partnership expects to contribute approximately $3,330 to the defined benefit pension plan during fiscal 2022.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2022 is $710, of which $167 was contributed during the three months ended December 25, 2021. The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of December 25, 2021 and September 25, 2021, the Partnership’s estimated obligation to these MEPPs was $23,302 and $23,567, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 25, 2021 and December 26, 2020:

	Three Months Ended
	December 25,	December 26,
	2021	2020
Pension Benefits
Balance, beginning of period	$(23,303)	$(32,286)
Reclassifications to earnings:
Amortization of net loss (1)	599	898
Other comprehensive income	599	898
Balance, end of period	$(22,704)	$(31,388)

Postretirement Benefits
Balance, beginning of period	$5,719	$6,510
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(305)	(305)
Other comprehensive loss	(305)	(305)
Balance, end of period	$5,414	$6,205

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(17,584)	$(25,776)
Reclassifications to earnings	294	593
Other comprehensive income	294	593
Balance, end of period	$(17,290)	$(25,183)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

As a result of the Tax Cuts and Jobs Act, NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely.  The Corporate Entities generated a taxable loss during the 2021 tax year, which resulted in a $638 discrete deferred tax benefit recorded during the first quarter of fiscal 2022.

18.	Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments.  Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations.  In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments.  Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment.  The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 25,	December 26,
	2021	2020
Revenues:
Propane	$331,117	$268,624
Fuel oil and refined fuels	20,966	15,750
Natural gas and electricity	9,223	6,876
All other	14,101	13,941
Total revenues	$375,407	$305,191
Operating income (loss):
Propane	$66,575	$83,604
Fuel oil and refined fuels	1,694	2,625
Natural gas and electricity	1,670	1,959
All other	(5,790)	(5,061)
Corporate	(26,893)	(25,441)
Total operating income	37,256	57,686

Reconciliation to net income:
Interest expense, net	15,299	18,135
Other, net	1,130	1,078
(Benefit from) provision for income taxes	(471)	496
Net income	$21,298	$37,977

Depreciation and amortization:
Propane	$13,734	$25,691
Fuel oil and refined fuels	428	400
Natural gas and electricity	5	6
All other	45	47
Corporate	2,073	1,873
Total depreciation and amortization	$16,285	$28,017

	As of
	December 25,	September 25,
	2021	2021
Assets:
Propane	$1,968,010	$1,935,399
Fuel oil and refined fuels	52,101	47,039
Natural gas and electricity	13,737	11,275
All other	19,513	17,767
Corporate	43,565	40,250
Total assets	$2,096,926	$2,051,730

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 25, 2021, as seen from our perspective.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

Executive Overview

The following are factors that regularly affect our operating results and financial condition.  Our business is furthermore subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2021 and in this Quarterly Report.  Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

Coming into the first quarter of fiscal 2022, the wholesale cost of propane was elevated compared to the prior year, which was reflective of the contraction in U.S. propane inventory levels.  During the quarter, propane inventory levels began to moderate, demand levels remained uncertain and wholesale costs generally declined.  According to the Energy Information Administration, U.S.

propane inventory levels at the end of December 2021 were 66.5 million barrels, which was 11.5% lower than December 2020 levels and 9.7% lower than the 5-year average for December.  Average posted propane prices (basis Mont Belvieu, Texas) were 118.5% and 7.1% higher than the prior year first quarter and prior sequential quarter, respectively.  Consistent with our established practice, we adjusted customer pricing as market conditions allowed.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings.  Historically, approximately two‑thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March.  Consequently, sales and operating profits are concentrated in our first and second fiscal quarters.  Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season.  We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters).  To the extent necessary, we will reserve cash from the second and first quarters for distribution to holders of our Common Units in the fourth quarter and the following fiscal year first quarter.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2022 was $21.3 million, or $0.34 per Common Unit, compared to $38.0 million, or $0.61 per Common Unit, in the fiscal 2021 first quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $6.5 million, or 8.1%, to $86.5 million for the first quarter of fiscal 2022, compared to $80.0 million in the prior year.

Retail propane gallons sold in the first quarter of fiscal 2022 of 105.3 million gallons decreased 5.7% compared to the prior year, primarily due to the adverse impact of widespread unseasonably warm temperatures on heat-related customer demand, particularly during the month of December 2021.  According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories during the first quarter were 16% warmer than normal and 3% warmer than the prior year. Average temperatures during the month of December 2021, which is the most critical month for heat-related demand in the first quarter, was 14% warmer than normal and 5% warmer than December 2020.

Average propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2022 increased 118.5% compared to the prior year and 7.1% compared to the prior sequential quarter.  Net income for the first quarter of fiscal 2022 included a $33.5 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $4.9 million unrealized gain in the prior year.  These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods in the table below.  Total gross margin for the first quarter of fiscal 2022 was $179.1 million compared to $201.8 million in the prior year.  Excluding the impact of the unrealized mark-to-market adjustments, total gross margin of $212.6 million for the first quarter of fiscal 2022 increased $15.6 million, or 7.9%, compared to the prior year, primarily due to prudent margin management during a volatile commodity price environment, as well as from the favorable impact of commodity hedges that matured during the period.  Our hedging and risk management activities are intended to reduce the effect of price volatility associated with forecasted purchases of propane, and propane sold on a fixed price basis.  The commodity hedges that matured during the first quarter of fiscal 2022 were principally comprised of net long positions purchased in fiscal 2021 that were favorably impacted from the significant rise in commodity prices.

  Combined operating and general and administrative expenses of $125.5 million for the first quarter of fiscal 2022 increased 8.1% compared to the prior year, primarily due to higher payroll and benefit-related expenses and higher vehicle lease and operating costs, as well as other inflationary effects on our operating costs.

Total debt outstanding as of December 2021 was $73.4 million lower than at the end of the first quarter of the prior year, and our Consolidated Leverage Ratio for the twelve-month period ending December 25, 2021 was 4.02x.

As previously announced on January 20, 2022, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit effective for the distribution payable in respect of the first quarter of fiscal 2022.  This distribution is payable on February 8, 2022 to Common Unitholders of record as of February 1, 2022.

Our anticipated cash requirements for the remainder of fiscal 2022 include: (i) maintenance and growth capital expenditures of approximately $24.3 million; (ii) interest and income tax payments of approximately $41.8 million; and (iii) cash distributions of approximately $61.5 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our credit agreement’s revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

The unprecedented health crisis from the COVID-19 pandemic continues to represent a complex uncertainty, which has had a profound overall impact on employment and the economy.  While our business is considered an essential critical service, our business is not immune to the challenges presented by the dramatic economic slowdown instituted to mitigate the spread of the virus.  The areas of our business that have been impacted by the economic slowdown included:

•	The temporary suspension of business operations by certain of our commercial and industrial customers has impacted demand from these customer markets;
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

Although uncertainty remains regarding the long-term impact of the COVID-19 pandemic on the economy and businesses, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through fiscal 2022, there remains significant uncertainty regarding the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

We also continue to make additional investments in our minority-owned subsidiary, Oberon Fuels, Inc. (“Oberon”), as they achieved several milestones toward our collective efforts to commercialize clean-burning, renewable dimethyl ether (“rDME”) (see Item 1, Note 4 of this Quarterly Report).  Specifically, Oberon continues to expand production capacity and we are making investments in new equipment in one of our locations in California to handle, store and distribute propane+rDME blended products.  Additionally, during December 2021, we, along with Oberon, announced a global collaboration with Empresas Lipigas – a leading distributor of propane in Chile, Columbia and Peru -- for the purpose of testing propane+rDME blended products in residential and commercial heating and cooking appliances.

Three Months Ended December 25, 2021 Compared to Three Months Ended December 26, 2020

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 25,	December 26,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenues
Propane	$331,117	$268,624	$62,493	23.3%
Fuel oil and refined fuels	20,966	15,750	5,216	33.1%
Natural gas and electricity	9,223	6,876	2,347	34.1%
All other	14,101	13,941	160	1.1%
Total revenues	$375,407	$305,191	$70,216	23.0%
Retail gallons sold
Propane	105,265	111,683	(6,418)	(5.7)%
Fuel oil and refined fuels	6,134	6,406	(272)	(4.2)%

As discussed above, average temperatures (as measured by heating degree days) across all of our service territories during the first quarter of fiscal 2022 were 16% and 3% warmer than normal and the prior year first quarter, respectively.  The decrease in heating degree days compared to the prior year was attributable to a warmer weather pattern throughout most of our service territories, particularly during the critical month of December during which average temperatures were 14% and 5% warmer than normal and December 2020, respectively.  The combination of widespread warmer weather on heat-related customer demand, reduced demand for outdoor temporary heat and less agricultural demand for crop drying given the low moisture content had an adverse impact on volumes sold compared to the prior year.

Revenues from the distribution of propane and related activities of $331.1 million increased $62.5 million, or 23.3%, compared to the prior year, primarily due to higher average retail selling prices, offset to an extent by lower volumes sold.  Average propane selling prices increased 30.9% compared to the prior year, reflecting higher average wholesale costs, resulting in a $77.5 million increase in revenues.  Retail propane gallons sold decreased 6.4 million gallons, or 5.7%, compared to the prior year, primarily due to lower heat-related demand as described above, resulting in a $15.3 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which increased $0.3 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $21.0 million were $5.2 million, or 33.1%, higher than the prior year, primarily due to higher average retail selling prices, offset to an extent by a decrease in volumes sold.  Average fuel oil and refined fuels selling prices increased 39.1% compared to the prior year, reflecting higher average wholesale costs, resulting in a $5.9 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 4.2%, primarily due to the impact of warmer weather on customer demand across our service territories in the northeast, resulting in a $0.7 million decrease in revenues.

Revenues in our natural gas and electricity segment of $9.2 million were $2.3 million, or 34.1%, higher than the prior year, primarily due to higher average selling prices, reflecting higher average wholesale costs, offset to an extent by lower volumes sold, primarily due to the impact of warmer temperatures on customer demand and a lower customer base.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	December 25,	December 26,		Percent
	2021	2020	Increase	Increase
Cost of products sold
Propane	$171,271	$87,181	$84,090	96.5%
Fuel oil and refined fuels	14,641	8,671	5,970	68.9%
Natural gas and electricity	6,189	3,391	2,798	82.5%
All other	4,237	4,136	101	2.4%
Total cost of products sold	$196,338	$103,379	$92,959	89.9%
As a percent of total revenues	52.3%	33.9%

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

Given the retail nature of our operations, we maintain a certain level of priced physical inventory to help ensure that our field operations have adequate supply commensurate with the time of year.  Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations.  Consistent with past practices, we principally utilize futures and/or options contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil.  In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts.  At expiration, the derivative contracts are settled by the delivery of the product to the respective party or are settled by the payment to the respective party of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price.  Under this risk management strategy, realized gains or losses on futures or options contracts, which are reported in cost of products sold, that are used to hedge price risk associated with our priced physical inventory or fixed price volumes sold will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts (which may or may not occur in the same accounting period).  We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes.  Unrealized non-cash gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded within cost of products sold.  Cost of products sold excludes depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 118.5% and 85.5% higher than the prior year first quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $33.5 million unrealized non-cash loss in the first quarter of fiscal 2022 compared to a $4.9 million unrealized non-cash gain in the prior year quarter, resulting in a net increase of $38.4 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $171.3 million increased $84.1 million, or 96.5%, compared to the prior year first quarter, primarily due to higher average wholesale costs (net of realized gains and losses on derivative instruments settled during the period), partially offset by lower volumes sold. Higher average wholesale costs contributed to an increase in cost of products sold of $52.2 million, while lower volumes sold contributed to a decrease of $5.2 million.  Included within the propane segment are costs from other propane activities which decreased $1.3 million compared to the prior year, as well as the $38.4 million impact of mark-to-market adjustments on derivative instruments discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $14.6 million increased $6.0 million, or 68.9%, compared to the prior year first quarter.  Higher average wholesale costs led to an increase in costs of products sold of $6.4 million, which was minimally offset by the impact of lower volumes.

Cost of products sold in our natural gas and electricity segment of $6.2 million increased $2.8 million, or 82.5%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 25,	December 26,		Percent
	2021	2020	Increase	Increase
Operating expenses	$105,730	$97,979	$7,751	7.9%
As a percent of total revenues	28.2%	32.1%

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

Operating expenses of $105.7 million for the first quarter of fiscal 2022 increased $7.8 million, or 7.9%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, higher vehicle lease and operating costs, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 25,	December 26,		Percent
	2021	2020	Increase	Increase
General and administrative expenses	$19,798	$18,130	$1,668	9.2%
As a percent of total revenues	5.3%	5.9%

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

General and administrative expenses of $19.8 million for the first quarter of fiscal 2022 increased $1.7 million, or 9.2%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, as well as other inflationary increases.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 25,	December 26,		Percent
	2021	2020	Decrease	Decrease
Depreciation and amortization	$16,285	$28,017	$(11,732)	(41.9)%
As a percent of total revenues	4.3%	9.2%

Depreciation and amortization expense of $16.3 million for the first quarter of fiscal 2022 decreased $11.7 million, or 41.9%, compared to the prior year first quarter, primarily as a result of the conclusion of the amortization period for certain intangible assets from prior business acquisitions, offset to an extent by higher levels of investments in properties in support of our new market expansion initiatives as well as new handheld technology for our drivers and service technicians.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 25,	December 26,		Percent
	2021	2020	Decrease	Decrease
Interest expense, net	$15,299	$18,135	$(2,836)	(15.6)%
As a percent of total revenues	4.1%	5.9%

Net interest expense of $15.3 million in the first quarter of fiscal 2022 decreased $2.8 million, or 15.6%, compared to the prior year quarter, due to the impact of the refinancing of two tranches of senior notes at lower rates in the third quarter of the prior year, as well as a lower average level of outstanding debt.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 25,	December 26,
	2021	2020
Net income	$21,298	$37,977
Add:
(Benefit from) provision for income taxes	(471)	496
Interest expense, net	15,299	18,135
Depreciation and amortization	16,285	28,017
EBITDA	52,411	84,625
Unrealized non-cash losses (gains) on changes in fair value of derivatives	33,505	(4,855)
Equity in earnings of unconsolidated affiliate	610	251
Adjusted EBITDA	$86,526	$80,021

We also reference gross margins, computed as revenues less cost of products sold as those amounts are reported on the condensed consolidated financial statements. Our management uses gross margin as a supplemental measure of operating performance and we are including it as we believe that it provides our investors and industry analysts with additional information that we determined is useful to evaluate our operating results. As cost of products sold does not include depreciation and amortization expense, the gross margin we reference is considered a non-GAAP financial measure.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash used in operating activities for the first quarter of fiscal 2022 was $13.3 million compared to the $4.2 million provided by operating activities in the corresponding prior year period.  The change was primarily due to a higher level of variable-based compensation payments for awards earned in the respective prior fiscal year, the timing of interest payments on outstanding borrowings, the payment of the employer portion of social security payroll tax that was deferred during a certain portion of fiscal 2020 under the CARES Act, and a larger increase in working capital compared to the prior year which stemmed from the rise in average wholesale costs of propane (discussed above).

Investing Activities.  Net cash used in investing activities of $10.4 million for the first quarter of fiscal 2022 consisted of capital expenditures of $10.7 million (including approximately $6.3 million to support the growth of operations and $4.4 million for maintenance expenditures), $0.9 million used to fund the acquisition of certain assets of a retail propane business and an additional investment in Oberon (see Item 1, Note 4 of this Quarterly Report), partially offset by approximately $1.2 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $11.2 million for the first quarter of fiscal 2021 consisted of capital expenditures of $5.8 million (including approximately $3.0 million to support the growth of operations and $2.8 million for maintenance expenditures), $6.1 million used to fund the acquisition of a retail propane business and an additional investment in Oberon, partially offset by approximately $0.7 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities for the first quarter of fiscal 2022 reflected $44.4 million in net borrowings under our credit agreement’s revolving credit facility which were used to fund a portion of our seasonal working capital needs and the acquisition spending and investment noted above, offset to an extent by $20.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2021, and other financing activities of $2.6 million.

Net cash provided by financing activities for the first quarter of fiscal 2021 reflected $30.2 million in net borrowings under the revolving credit facility, which were used to fund a portion of our seasonal working capital needs and the acquisition and investment noted above, offset to an extent by $18.6 million paid for the quarterly distributions to Common Unitholders at a rate of $0.30 per Common Unit paid in respect of the fourth quarter of fiscal 2020 and other financing activities of $2.4 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 25, 2021, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $176.4 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement.  Total long-term borrowings as of December 25, 2021 and December 26, 2020 was $1,176.4 million and $1,249.8 million, respectively.  See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the credit agreement, for the trailing twelve-month period ended December 25, 2021, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of December 25, 2021, our borrowing capacity under the Revolving Credit Facility was $274.7 million.

The aggregate amounts of long-term debt maturities subsequent to December 25, 2021 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $176.4 million; fiscal 2026: $-0-; and thereafter: $1,000.0 million.

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

On January 20, 2022, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the first quarter of fiscal 2022, payable on February 8, 2022 to holders of record on February 1, 2022.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At December 25, 2021, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $25.4 million and $7.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At December 25, 2021, we had accrued insurance liabilities of $66.2 million, and a receivable of $16.1 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At December 25, 2021, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of December 25, 2021.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 25, 2021 indicates a decrease in potential future net gains of $7.8 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 25, 2021.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 25, 2021, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 25, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended December 25, 2021 of its Common Units:
			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 26, 2021 through October 23, 2021	—	—	N/A	N/A
October 24, 2021 through November 20, 2021	133,836	15.31	N/A	N/A
November 21, 2021 through December 25, 2021	—	—	N/A	N/A
Total	133,836	$15.31	N/A	N/A
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

On February 2, 2022, the Partnership adopted an amendment (the “LTIP Amendment”) to the 2021 Long-Term Incentive Plan. The LTIP Amendment adjusts the percentage of unvested phantom units that are eligible for vesting upon the achievement of certain performance measures. A copy of the LTIP Amendment is attached as Exhibit 10.1 hereto and is incorporated herein by reference. The foregoing description of the LTIP Amendment does not purport to be complete and is qualified in its entirety by reference to such exhibit.

ITEM 6.	EXHIBITS
(a)	Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report.  Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1	Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020, as amended on February 2, 2022. (Filed herewith). #

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

February 3, 2022	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 3, 2022	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller