Form 10-Q
period 2022-03-26
SUBURBAN PROPANE PARTNERS LP
filed 2022-05-05
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2022

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

At May 3, 2022, there were 62,973,125 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•

The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, including the Russia/Ukraine conflict, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters such as pandemics, including the COVID-19 pandemic;

•	The ability of the Partnership to acquire sufficient volumes of, and the costs to the Partnership of acquiring, transporting and storing, propane, fuel oil and other refined fuels;
•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;
•	The ability of the Partnership to attract and retain employees and key personnel to support the growth of our business;
•	The ability of the Partnership to retain customers or acquire new customers;
•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;
•	The ability of management to continue to control expenses and manage inflationary increases in fuel, labor and other operating costs;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 26,	September 25,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,826	$5,808
Accounts receivable, less allowance for doubtful accounts of $5,347 and $3,332, respectively	162,419	71,372
Inventories	72,618	61,802
Other current assets	57,343	41,126
Total current assets	299,206	180,108
Property, plant and equipment, net	562,141	569,130
Operating lease right-of-use assets	139,681	129,999
Goodwill	1,106,627	1,107,026
Other intangible assets, net	35,968	39,263
Other assets	56,234	26,204
Total assets	$2,199,857	$2,051,730
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$70,877	$39,169
Accrued employment and benefit costs	33,970	40,814
Customer deposits and advances	58,200	111,727
Operating lease liabilities	32,365	30,878
Other current liabilities	73,093	64,558
Total current liabilities	268,505	287,146
Long-term borrowings	1,121,371	1,118,014
Accrued insurance	52,459	49,424
Operating lease liabilities	106,405	98,532
Other liabilities	65,968	73,193
Total liabilities	1,614,708	1,626,309
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,968 and 62,538 units issued and outstanding at March 26, 2022 and September 25, 2021, respectively)	602,145	443,005
Accumulated other comprehensive loss	(16,996)	(17,584)
Total partners’ capital	585,149	425,421
Total liabilities and partners’ capital	$2,199,857	$2,051,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 26,	March 27,
	2022	2021
Revenues
Propane	$516,821	$481,328
Fuel oil and refined fuels	43,501	32,011
Natural gas and electricity	14,395	10,750
All other	13,378	13,149
	588,095	537,238
Costs and expenses
Cost of products sold	239,031	231,567
Operating	119,418	109,188
General and administrative	23,623	21,980
Depreciation and amortization	14,062	27,346
	396,134	390,081
Operating income	191,961	147,157
Interest expense, net	15,254	18,092
Other, net	1,234	1,582
Income before provision for income taxes	175,473	127,483
Provision for income taxes	371	267
Net income	$175,102	$127,216
Net income per Common Unit - basic	$2.77	$2.03
Weighted average number of Common Units outstanding - basic	63,268	62,744
Net income per Common Unit - diluted	$2.74	$2.02
Weighted average number of Common Units outstanding - diluted	63,796	63,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 26,	March 27,
	2022	2021
Revenues
Propane	$847,938	$749,952
Fuel oil and refined fuels	64,467	47,761
Natural gas and electricity	23,618	17,626
All other	27,479	27,090
	963,502	842,429
Costs and expenses
Cost of products sold	435,369	334,946
Operating	225,148	207,167
General and administrative	43,421	40,110
Depreciation and amortization	30,347	55,363
	734,285	637,586
Operating income	229,217	204,843
Interest expense, net	30,553	36,227
Other, net	2,364	2,660
Income before (benefit from) provision for income taxes	196,300	165,956
(Benefit from) provision for income taxes	(100)	763
Net income	$196,400	$165,193
Net income per Common Unit - basic	$3.11	$2.64
Weighted average number of Common Units outstanding - basic	63,150	62,643
Net income per Common Unit - diluted	$3.09	$2.62
Weighted average number of Common Units outstanding - diluted	63,612	62,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Net income	$175,102	$127,216	$196,400	$165,193
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	294	593	588	1,186
Recognition in earnings of net actuarial loss for pension settlement	—	570	—	570
Other comprehensive income	294	1,163	588	1,756
Total comprehensive income	$175,396	$128,379	$196,988	$166,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 26,	March 27,
	2022	2021
Cash flows from operating activities:
Net income	$196,400	$165,193
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30,347	55,363
Pension settlement charge	—	570
Compensation costs recognized under Restricted Unit Plans	5,609	4,953
Other, net	1,939	1,825
Changes in assets and liabilities:
Accounts receivable	(91,047)	(89,984)
Inventories	(10,816)	(10,015)
Other current and noncurrent assets	(23,892)	(12,800)
Accounts payable	32,104	30,929
Accrued employment and benefit costs	(6,971)	(2,382)
Customer deposits and advances	(53,527)	(49,934)
Contributions to defined benefit pension plan	(1,110)	(3,690)
Other current and noncurrent liabilities	16,503	11,801
Net cash provided by operating activities	95,539	101,829
Cash flows from investing activities:
Capital expenditures	(22,319)	(14,271)
Investment in and acquisition of businesses	(33,775)	(6,441)
Proceeds from sale of business	850	—
Proceeds from sale of property, plant and equipment	2,192	1,407
Net cash (used in) investing activities	(53,052)	(19,305)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	221,700	172,400
Repayments of borrowings under revolving credit facility	(219,200)	(210,800)
Partnership distributions	(40,789)	(37,401)
Other, net	(3,180)	(3,134)
Net cash (used in) financing activities	(41,469)	(78,935)
Net increase in cash and cash equivalents	1,018	3,589
Cash and cash equivalents at beginning of period	5,808	3,140
Cash and cash equivalents at end of period	$6,826	$6,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 26, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,964	$444,638	$(17,290)	$427,348
Net income		175,102	—	175,102
Other comprehensive income		—	294	294
Partnership distributions		(20,464)	—	(20,464)
Common Units issued under Restricted Unit Plans	4	(31)	—	(31)
Compensation costs recognized under Restricted Unit Plans		2,900	—	2,900
Balance, end of period	62,968	$602,145	$(16,996)	$585,149

	Three Months Ended March 27, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,522	$408,345	$(25,183)	$383,162
Net income		127,216	—	127,216
Other comprehensive income		—	593	593
Partnership distributions		(18,757)	—	(18,757)
Common Units issued under Restricted Unit Plans	7	(31)	—	(31)
Recognition in earnings of net actuarial loss for pension settlement		—	570	570
Compensation costs recognized under Restricted Unit Plans		2,595	—	2,595
Balance, end of period	62,529	$519,368	$(24,020)	$495,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 26, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,538	$443,005	$(17,584)	$425,421
Net income		196,400	—	196,400
Other comprehensive income		—	588	588
Partnership distributions		(40,789)	—	(40,789)
Common Units issued under Restricted Unit Plans	430	(2,080)	—	(2,080)
Compensation costs recognized under Restricted Unit Plans		5,609	—	5,609
Balance, end of period	62,968	$602,145	$(16,996)	$585,149

	Six Months Ended March 27, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,146	$388,157	$(25,776)	$362,381
Net income		165,193	—	165,193
Other comprehensive income		—	1,186	1,186
Partnership distributions		(37,401)	—	(37,401)
Common Units issued under Restricted Unit Plans	383	(1,534)	—	(1,534)
Recognition in earnings of net actuarial loss for pension settlement		—	570	570
Compensation costs recognized under Restricted Unit Plans		4,953	—	4,953
Balance, end of period	62,529	$519,368	$(24,020)	$495,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets.  In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation.  The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,968,442 Common Units outstanding at March 26, 2022.  The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended.  Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Suburban Renewable Energy, LLC (“Suburban Renewables”) is a wholly-owned subsidiary of the Operating Partnership that was formed in January 2022.  Suburban Renewables will serve as the platform for the Partnership’s investments in innovative, renewable energy technologies and businesses.

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

Fiscal Period.  The Partnership uses a 52/53-week fiscal year which ends on the last Saturday in September.  The Partnership’s fiscal quarters are generally thirteen weeks in duration.  When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is fourteen weeks in duration.

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

The following table disaggregates revenue for each customer type.  See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 88%, 7% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented.  The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 26,	March 27,
	2022	2021
Retail
Residential	$342,560	$310,930
Commercial	151,833	128,886
Industrial	41,376	35,447
Agricultural	15,916	13,571
Government	28,281	23,572
Wholesale	8,129	24,832
Total revenues	$588,095	$537,238

	Six Months Ended
	March 26,	March 27,
	2022	2021
Retail
Residential	$540,565	$485,641
Commercial	262,785	208,326
Industrial	75,570	61,242
Agricultural	29,719	24,709
Government	44,265	35,472
Wholesale	10,598	27,039
Total revenues	$963,502	$842,429

The Partnership recognized $35,486 and $68,774 of revenue during the three and six months ended March 26, 2022, respectively, and $32,538 and $64,957 during the three and six months ended March 27, 2021, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $26,275 and $6,004 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 26, 2022 and September 25, 2021, respectively.

4.	Investments in and Acquisitions and Dispositions of Businesses

On March 9, 2022, Suburban Renewables invested $30,000, plus direct transaction costs, in Independence Hydrogen, Inc. (“IH”), in exchange for a 25% equity interest.  IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications.

The Operating Partnership also owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and also purchased certain secured convertible notes issued by Oberon.  Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity.  Additionally, rDME is a cost-effective carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry.  Pursuant to the agreements, as amended, between the parties, the Operating Partnership also committed to provide additional funding to support continued development efforts to begin commercializing a propane+rDME blended product.  During the first half of fiscal 2022, the Operating Partnership purchased two additional secured convertible notes issued by Oberon.

The IH and Oberon investments were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on innovative solutions to reduce greenhouse gas emissions.  These investments are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in Oberon’s and IH’s earnings were included in “Other, net” within the condensed consolidated statements of operations.

On February 17, 2022, the Operating Partnership sold certain assets and operations in a non-strategic market of its propane segment for $850, resulting in a gain of $363 that was recognized during the second quarter of fiscal 2022.  The corresponding net assets and results of operations were not material to the Partnership’s condensed consolidated results of operations, financial position and cash flows.

During the first quarter of fiscal 2022, the Operating Partnership acquired certain assets from a propane retailer for $500, including non-compete consideration.
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

Interest Rate Risk.  A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)).  Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate.  From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements.  The Partnership did not enter into any interest rate swap agreements during the first half of fiscal 2022 or in fiscal 2021.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 26, 2022 and September 25, 2021, respectively:

	As of March 26, 2022		As of September 25, 2021
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$57,470	Other current assets	$53,019
	Other assets	—	Other assets	1,813
		$57,470		$54,832

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$14,162	Other current liabilities	$8,715
	Other liabilities	—	Other liabilities	1,632
		$14,162		$10,347

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 26, 2022		March 27, 2021
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,626	$(451)	$—	$—
Beginning balance realized during the period	(4,615)	11	—	—
Contracts purchased during the period	—	—	750	—
Change in the fair value of outstanding contracts	(11)	346	—	—
Ending balance of over-the-counter options	$—	$(94)	$750	$—

As of March 26, 2022 and September 25, 2021, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 26, 2022 and March 27, 2021 are as follows:

	Three Months Ended March 26, 2022		Three Months Ended March 27, 2021
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$32,984	Cost of products sold	$1,638

	Six Months Ended March 26, 2022		Six Months Ended March 27, 2021
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(521)	Cost of products sold	$6,493

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 26, 2022			As of September 25, 2021
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$69,022	$(11,552)	$57,470	$76,508	$(21,676)	$54,832
Liability Derivatives
Commodity-related derivatives	$25,714	$(11,552)	$14,162	$32,023	$(21,676)	$10,347

The Partnership had $-0- posted cash collateral as of March 26, 2022 and September 25, 2021 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes.  The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions.  Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	March 26,	September 25,
	2022	2021
5.875% senior notes due March 1, 2027	357,000	367,063
5.0% senior notes due June 1, 2031	609,375	676,000
	$966,375	$1,043,063

6.	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 26,	September 25,
	2022	2021
Propane, fuel oil and refined fuels and natural gas	$70,275	$59,492
Appliances	2,343	2,310
	$72,618	$61,802

7.	Goodwill and Other Intangible Assets

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 25, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Fiscal 2022 Activity
Goodwill disposed (1)	$(399)	$—	$—	$(399)

Balance as of March 26, 2022
Goodwill	$1,094,289	$10,900	$7,900	$1,113,089
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,289	$4,438	$7,900	$1,106,627

Other intangible assets consist of the following:

	As of
	March 26,	September 25,
	2022	2021
Customer relationships (2)	$519,777	$519,604
Non-compete agreements (2)	39,190	38,940
Other	1,967	1,967
	560,934	560,511
Less: accumulated amortization
Customer relationships	(489,622)	(486,395)
Non-compete agreements	(33,675)	(33,229)
Other	(1,669)	(1,624)
	(524,966)	(521,248)
	$35,968	$39,263
(1)	Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (See Note 4),
(2)	Reflects the impact from acquisitions (See Note 4).

8.	Leases

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of March 26, 2022.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Lease expense	$10,548	$9,358	$20,386	$18,292

Other information:
Cash payments for operating leases	10,601	9,412	20,675	18,353
Right-of-use assets obtained in exchange for new operating lease liabilities	5,885	9,377	24,789	21,764
Weighted-average remaining lease term			6.2 years	6.3 years
Weighted-average discount rate			4.9%	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of March 26, 2022:

Fiscal Year	Operating Leases
2022 (remaining)	$19,877
2023	35,507
2024	29,600
2025	25,259
2026	20,511
2027 and thereafter	30,800
Total future minimum lease payments	$161,554
Less: interest	(22,784)
Total lease obligations	$138,770

9.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees.  Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans.  In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 528,153 and 462,458 units for the three and six months ended March 26, 2022, respectively, and 344,387 and 327,743 for the three and six months ended March 27, 2021, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 26,	September 25,
	2022	2021
5.875% senior notes due March 1, 2027	350,000	350,000
5.0% senior notes due June 1, 2031	650,000	650,000
Revolving Credit Facility, due March 5, 2025	134,500	132,000
Subtotal	1,134,500	1,132,000

Less: unamortized debt issuance costs	(13,129)	(13,986)
	$1,121,371	$1,118,014

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

Credit Agreement.  The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $134,500 and $132,000 was outstanding as of March 26, 2022 and September 25, 2021, respectively.  The Revolving Credit Facility matures on March 5, 2025.  Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions.  The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate.  The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio.  As of March 26, 2022, the interest rate for borrowings under the Revolving Credit Facility was approximately 2.81%.  The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 26, 2022, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $48,862 which expire periodically through January 28, 2023.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.  Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1.  The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 26, 2022.

The aggregate amounts of long-term debt maturities subsequent to March 26, 2022 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $134,500; fiscal 2026: $-0-; and thereafter: $1,000,000.

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

On April 21, 2022, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2022, payable on May 10, 2022 to holders of record on May 3, 2022.
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

During the six months ended March 26, 2022, the Partnership awarded 884,658 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $11,471.  The following is a summary of activity for the Restricted Unit Plans for the six months ended March 26, 2022:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 25, 2021	1,231,863	$15.26
Awarded	884,658	12.97
Forfeited	(2,165)	(14.65)
Vested (1)	(566,542)	(16.40)
Outstanding March 26, 2022	1,547,814	$13.53

(1)

During fiscal 2022, the Partnership withheld 135,887 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 26, 2022, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $9,345.  Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year.  Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 26, 2022 was $2,900 and $5,609, respectively, and $2,595 and $4,953, for the three and six months ended March 27, 2021, respectively.

Distribution Equivalent Rights Plan.  On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership.  Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit.  Compensation expense recognized under the DER Plan for the three and six months ended March 26, 2022 was $295 and $594, respectively, and $206 and $413 for the three and six months ended March 27, 2021, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three and six months ended March 26, 2022 was $1,205 and $3,272, respectively, and $1,255 and $3,076 for the three and six months ended March 27, 2021, respectively.  As of March 26, 2022, and September 25, 2021, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $8,471 and $9,184, respectively, related to estimated future payments under the LTIPs.  In the first quarter of fiscal 2022 and 2021, cash payouts totaling $3,985 and $3,354 were made relating to the fiscal 2019 and 2018 awards, respectively.

13.	Commitments and Contingencies

Accrued Insurance.  The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies.  As of March 26, 2022 and September 25, 2021, the Partnership had accrued liabilities of $64,679 and $66,124, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims.  For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,748 and $16,101 as of March 26, 2022 and September 25, 2021, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane.  The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business.  In this regard, the Partnership’s natural gas and electricity business was a defendant in a putative class action suit in the Northern District of New York.  The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states.  During the first quarter of fiscal 2022, the complaint was dismissed in part by the district court, but causes of action based on the New York consumer statute were allowed to proceed.  On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full.  The plaintiff in this action has 30 days to file an appeal should they decide to do so.  Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032.  Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference.  Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $37,921 as of March 26, 2022.  The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 26, 2022 and September 25, 2021.

15.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Interest cost	$560	$534	$1,119	$1,068
Expected return on plan assets	(354)	(319)	(708)	(638)
Amortization of net loss	600	898	1,199	1,796
Pension settlement charge	—	570	—	570
Net periodic benefit cost	$806	$1,683	$1,610	$2,796

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Interest cost	$20	$19	$40	$38
Amortization of prior service credits	(125)	(125)	(249)	(249)
Amortization of net (gain)	(181)	(180)	(362)	(361)
Net periodic benefit cost	$(286)	$(286)	$(571)	$(572)

The Partnership expects to contribute approximately $3,330 to the defined benefit pension plan during fiscal 2022, of which $1,110 was contributed during the six months ended March 26, 2022.  The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2022 is $710, of which $332 was contributed during the six months ended March 26, 2022. During the second quarter of fiscal 2021, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,135, which required the Partnership to recognize a non-cash settlement charge of $570.  This non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans.  The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees.  As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding.  As of March 26, 2022 and September 25, 2021, the Partnership’s estimated obligation to these MEPPs was $23,035 and $23,567, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 26, 2022 and March 27, 2021:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Pension Benefits
Balance, beginning of period	$(22,704)	$(31,388)	$(23,303)	$(32,286)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	—	570	—	570
Amortization of net loss (1)	600	898	1,199	1,796
Other comprehensive income	600	1,468	1,199	2,366
Balance, end of period	$(22,104)	$(29,920)	$(22,104)	$(29,920)

Postretirement Benefits
Balance, beginning of period	$5,414	$6,205	$5,719	$6,510
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(306)	(305)	(611)	(610)
Other comprehensive loss	(306)	(305)	(611)	(610)
Balance, end of period	$5,108	$5,900	$5,108	$5,900

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(17,290)	$(25,183)	$(17,584)	$(25,776)
Reclassifications to earnings	294	593	588	1,186
Recognition of net actuarial loss for pension settlement	—	570	—	570
Other comprehensive income	294	1,163	588	1,756
Balance, end of period	$(16,996)	$(24,020)	$(16,996)	$(24,020)

(1)	These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.	Income Taxes

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation.  In addition, the Partnership’s equity investment in IH is included within “all other”.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Revenues:
Propane	$516,821	$481,328	$847,938	$749,952
Fuel oil and refined fuels	43,501	32,011	64,467	47,761
Natural gas and electricity	14,395	10,750	23,618	17,626
All other	13,378	13,149	27,479	27,090
Total revenues	$588,095	$537,238	$963,502	$842,429

Operating income (loss):
Propane	$221,386	$172,090	$287,961	$255,695
Fuel oil and refined fuels	7,185	7,608	8,879	10,233
Natural gas and electricity	3,450	3,404	5,120	5,363
All other	(5,002)	(4,232)	(10,792)	(9,293)
Corporate	(35,058)	(31,713)	(61,951)	(57,155)
Total operating income	191,961	147,157	229,217	204,843

Reconciliation to net income:
Interest expense, net	15,254	18,092	30,553	36,227
Other, net	1,234	1,582	2,364	2,660
Provision for (benefit from) income taxes	371	267	(100)	763
Net income	$175,102	$127,216	$196,400	$165,193

Depreciation and amortization:
Propane	$11,764	$24,988	$25,498	$50,679
Fuel oil and refined fuels	428	396	856	796
Natural gas and electricity	5	6	10	12
All other	45	47	90	94
Corporate	1,820	1,909	3,893	3,782
Total depreciation and amortization	$14,062	$27,346	$30,347	$55,363

	As of
	March 26,	September 25,
	2022	2021
Assets:
Propane	$2,031,431	$1,935,399
Fuel oil and refined fuels	59,301	47,039
Natural gas and electricity	13,241	11,275
All other	48,859	17,767
Corporate	47,025	40,250
Total assets	$2,199,857	$2,051,730

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 26, 2022, as seen from our perspective.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

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

During the second quarter of fiscal 2022, the wholesale cost of propane was rising, primarily due to a decline in U.S. propane inventory levels resulting from an increase in propane exports, coupled with the inflationary impact on commodities following Russia’s invasion of Ukraine and the global sanctions on Russia that followed.  According to the Energy Information Administration, U.S. propane inventory levels at the end of March 2022 were 33.7 million barrels, which was 14% lower than March 2021 levels and 20% lower than the 5-year average for March.  Average posted propane prices (basis Mont Belvieu, Texas) were 44.5% and 4.7% higher than the prior year second quarter and prior sequential quarter, respectively.  Consistent with our established practice, we adjusted customer pricing as market conditions allowed.

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

COVID-19 Pandemic

The COVID-19 pandemic has resulted in commodity and stock market volatility, significant government stimulus and uncertainty about economic conditions.  We experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020 as a result, as well as an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions.  As economic and business conditions continue to evolve, more people are returning to work and demand in these residential and certain other customer segments have moderated back to more historical levels.  Nonetheless, as we navigate through fiscal 2022 and beyond, we continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and to adapt our operational model to the potential for shifting demand patterns in the future as a result of the COVID-19 pandemic on future cash flows and access to adequate liquidity.

Inflation and Other Cost Increases

In addition to the evolving impact of the COVID-19 pandemic, we have been impacted by other global and economic events. We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including higher wholesale costs for propane and fuel oil and refined fuels.  Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor and transportation costs.  These and other factors may continue to impact our product costs,  expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2022 was $175.1 million, or $2.77 per Common Unit, compared to $127.2 million, or $2.03 per Common Unit in the fiscal 2021 second quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $0.5 million, or 0.3%, to $172.5 million for the second quarter of fiscal 2022, compared to $172.0 million in the prior year.

Retail propane gallons sold in the second quarter of fiscal 2022 of 159.2 million gallons decreased 5.8% compared to the prior year, primarily due to elevated customer tank levels coming into the quarter given the impact of near record warm temperatures during the month of December 2021, unseasonably warm and inconsistent temperatures throughout the second quarter, and customer conservation stemming from the high commodity price environment. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories during the second quarter were 7% warmer than normal and similar to the prior year second quarter.

Average propane prices (basis Mont Belvieu, Texas) for the second quarter of fiscal 2022 increased 44.5% compared to the prior year, and 4.7% compared to the prior sequential quarter.  Total gross margin for the second quarter of fiscal 2022 was $349.1 million, compared to $305.7 million in the prior year. Gross margin for the second quarter of fiscal 2022 included a $33.0 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $1.6 million unrealized gain in the prior year.  These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods.  Excluding the impact of the unrealized mark-to-market adjustments, total gross margin of $316.1 million for the second quarter of fiscal 2022 increased $12.0 million, or 4.0%, compared to the prior year, primarily due to prudent margin management during a rising and volatile commodity price environment, as well as from the favorable impact of commodity hedges that matured during the period.  Our hedging and risk management activities are intended to reduce the effect of price volatility associated with forecasted purchases of propane, including propane sold on a fixed price basis.  The commodity hedges that matured during the second quarter of fiscal 2022 were principally comprised of net long positions that were favorably impacted from the significant rise in commodity prices.

Combined operating and general and administrative expenses of $143.0 million for the second quarter of fiscal 2022 increased 9.1% compared to the prior year, primarily due to higher payroll and benefit-related expenses, higher vehicle lease and fuel costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

During the second quarter of fiscal 2022, we utilized cash flows from operating activities to repay $41.9 million in debt, and to purchase a 25% equity stake in Independence Hydrogen, Inc. for $30.0 million, and make additional investments in Oberon Fuels, Inc., in support of our long-term strategic goal of building out a renewable energy platform.  Total debt outstanding as of March 2022 was $46.7 million lower than at the end of the second quarter of the prior year, and our Consolidated Leverage Ratio, as defined in our credit agreement, for the twelve-month period ending March 26, 2022 improved to 3.87x.

As previously announced on April 21, 2022, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit effective for the distribution payable in respect of the second quarter of fiscal 2022.  This distribution is payable on May 10, 2022 to Common Unitholders of record as of May 3, 2022.

Our anticipated cash requirements for the remainder of fiscal 2022 include: (i) maintenance and growth capital expenditures of approximately $17.7 million; (ii) interest and income tax payments of approximately $29.6 million; and (iii) cash distributions of approximately $41.0 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit.  Based on our liquidity position, which includes cash on hand, availability of funds under our credit agreement’s revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Although uncertainty remains regarding the long-term impact of the COVID-19 pandemic on the economy and businesses, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet, leave us well positioned to manage our business through the crisis as it continues to unfold.  Nonetheless, as we progress through the remainder of fiscal 2022, there remains significant uncertainty regarding the scope and duration of governmental policies that have been, or may in the future be, instituted to mitigate the spread of COVID-19.  We will continue to adapt to the changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

We also continue to make additional investments in our minority-owned subsidiary, Oberon Fuels, Inc. (“Oberon”), as they achieved several milestones toward our collective efforts to commercialize clean-burning, renewable dimethyl ether (“rDME”) (see Item 1, Note 4 of this Quarterly Report).  Specifically, Oberon continues to expand production capacity and we are making investments in new equipment in one of our locations in California to handle, store and distribute propane+rDME blended products.  Oberon has begun evaluating opportunities for additional feedstock supplies and locations to expand their production of rDME to meet customer demand.

During the second quarter of fiscal 2022, Suburban Renewable Energy, LLC, a newly formed subsidiary of the Operating Partnership, completed its investment of $30.0 million, plus direct transaction costs, in Independence Hydrogen, Inc. (“IH”), in exchange for a 25% equity interest (see Item 1, Note 4 of this Quarterly Report).  IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications.  Hydrogen is a critical energy source to decarbonize the material handling, transportation and heavy industry sectors and it can also provide grid resiliency as backup power and long-duration storage to enable the deployment of intermittent renewable energy sources.  IH’s mission is to make communities cleaner, safer and more energy resilient by providing a reliable supply of affordable hydrogen.

Three Months Ended March 26, 2022 Compared to Three Months Ended March 27, 2021

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	March 26,	March 27,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenues
Propane	$516,821	$481,328	$35,493	7.4%
Fuel oil and refined fuels	43,501	32,011	11,490	35.9%
Natural gas and electricity	14,395	10,750	3,645	33.9%
All other	13,378	13,149	229	1.7%
Total revenues	$588,095	$537,238	$50,857	9.5%
Retail gallons sold
Propane	159,179	169,059	(9,880)	(5.8)%
Fuel oil and refined fuels	10,715	11,041	(326)	(3.0)%

As discussed above, average temperatures (as measured by heating degree days) across all of our service territories during the second quarter of fiscal 2022 were 7% warmer than normal (as measured by the thirty-year average of heating degree days utilized by NOAA) and comparable to the prior year second quarter.  An exceptionally warm December (14% warmer than normal) led to elevated customer tank levels at the end of the first quarter and contributed to a sluggish start to demand in the second quarter.  A cooling trend in late January and early February provided a short-lived boost to volumes, but warmer weather returned in mid-February and tempered heat-related demand.  In addition to the inconsistent weather pattern, volumes sold during the second quarter of fiscal 2022 were adversely impacted by customer conservation attributable to historically high commodity prices, and many residential customers returning to work that lessened daytime home heating demand.

Revenues from the distribution of propane and related activities of $516.8 million increased $35.5 million, or 7.4%, compared to the prior year, primarily due to higher average retail selling prices, offset to an extent by lower volumes sold.  Average propane selling prices increased 18.3% compared to the prior year, reflecting higher average wholesale costs, resulting in a $78.9 million increase in revenues.  Retail propane gallons sold decreased 9.9 million gallons, or 5.8%, compared to the prior year, primarily due to lower heat-related demand and customer conservation as described above, resulting in a $26.7 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $16.7 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $43.5 million were $11.5 million, or 35.9%, higher than the prior year, primarily due to higher average retail selling prices, offset to an extent by a decrease in volumes sold.  Average fuel oil and refined fuels selling prices increased 39.9% compared to the prior year, reflecting higher average wholesale costs, resulting in a $12.3 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 3.0%, primarily due to an inconsistent weather pattern across our service territories in the northeast and customer conservation, resulting in a $0.8 million decrease in revenues.

Revenues in our natural gas and electricity segment of $14.4 million were $3.6 million, or 33.9%, higher than the prior year, primarily due to higher average selling prices, reflecting higher average wholesale costs, offset to an extent by lower volumes sold, primarily due to the impact of a lower customer base.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 26,	March 27,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of products sold
Propane	$195,859	$202,892	$(7,033)	(3.5)%
Fuel oil and refined fuels	30,228	18,972	11,256	59.3%
Natural gas and electricity	9,281	5,985	3,296	55.1%
All other	3,663	3,718	(55)	(1.5)%
Total cost of products sold	$239,031	$231,567	$7,464	3.2%
As a percent of total revenues	40.6%	43.1%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 44.5% and 74.5% higher than the prior year second quarter, respectively.  The net change in the fair value of derivative instruments resulted in a $33.0 million unrealized non-cash gain in the second quarter of fiscal 2022 compared to a $1.6 million unrealized non-cash gain in the prior year quarter, resulting in a net decrease of $31.4 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $195.9 million decreased $7.0 million, or 3.5%, compared to the prior year second quarter, primarily due to lower volumes sold and the impact of realized and unrealized gains on commodity hedges, which were principally comprised of net long positions that were favorably impacted from the significant rise in commodity prices, substantially offset by higher average wholesale costs. Lower volumes sold contributed to a decrease of $11.1 million in cost of products sold, while higher average wholesale costs, net of realized gains on commodity hedges, contributed to an increase in cost of products sold of $49.7 million. Included within the propane segment are costs from other propane activities which decreased $14.2 million compared to the prior year due to a lower notional amount of hedging contracts that were settled physically, as well as the net decrease in cost of products sold of $31.4 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $30.2 million increased $11.3 million, or 59.3%, compared to the prior year second quarter.  Higher average wholesale costs led to an increase in costs of products sold of $11.8 million, which was offset to an extent by a $0.5 million decrease associated with lower volumes.

Cost of products sold in our natural gas and electricity segment of $9.3 million increased $3.3 million, or 55.1%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 26,	March 27,		Percent
	2022	2021	Increase	Increase
Operating expenses	$119,418	$109,188	$10,230	9.4%
As a percent of total revenues	20.3%	20.3%

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

Operating expenses of $119.4 million for the second quarter of fiscal 2022 increased $10.2 million, or 9.4%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs, higher vehicle lease and fuel costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 26,	March 27,		Percent
	2022	2021	Increase	Increase
General and administrative expenses	$23,623	$21,980	$1,643	7.5%
As a percent of total revenues	4.0%	4.1%

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

General and administrative expenses of $23.6 million for the second quarter of fiscal 2022 increased $1.6 million, or 7.5%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs, as well as other inflationary increases.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 26,	March 27,		Percent
	2022	2021	Decrease	Decrease
Depreciation and amortization	$14,062	$27,346	$(13,284)	(48.6)%
As a percent of total revenues	2.4%	5.1%

Depreciation and amortization expense of $14.1 million for the second quarter of fiscal 2022 decreased $13.3 million, or 48.6%, compared to the prior year second quarter, primarily as a result of lower amortization expense attributable to the conclusion of the amortization period for certain intangible assets from prior business acquisitions.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 26,	March 27,		Percent
	2022	2021	Decrease	Decrease
Interest expense, net	$15,254	$18,092	$(2,838)	(15.7)%
As a percent of total revenues	2.6%	3.4%

Net interest expense of $15.3 million in the second quarter of fiscal 2022 decreased $2.8 million, or 15.7%, compared to the prior year quarter, due to the impact of the refinancing of two tranches of senior notes at lower rates in the third quarter of the prior year, as well as a lower average level of outstanding debt.  See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 26,	March 27,
	2022	2021
Net income	$175,102	$127,216
Add:
Provision for income taxes	371	267
Interest expense, net	15,254	18,092
Depreciation and amortization	14,062	27,346
EBITDA	204,789	172,921
Unrealized non-cash (gains) on changes in fair value of derivatives	(32,984)	(1,638)
Equity in earnings of unconsolidated affiliate	715	185
Pension settlement charge	-	570
Adjusted EBITDA	$172,520	$172,038

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

Six Months Ended March 26, 2022 Compared to Six Months Ended March 27, 2021

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 26,	March 27,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenues
Propane	$847,938	$749,952	$97,986	13.1%
Fuel oil and refined fuels	64,467	47,761	16,706	35.0%
Natural gas and electricity	23,618	17,626	5,992	34.0%
All other	27,479	27,090	389	1.4%
Total revenues	$963,502	$842,429	$121,073	14.4%
Retail gallons sold
Propane	264,444	280,741	(16,297)	(5.8)%
Fuel oil and refined fuels	16,849	17,447	(598)	(3.4)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2022 were 10% warmer than normal and 1% warmer than the prior year first half.  The fiscal 2022 heating season was characterized by widespread warm temperatures throughout most of our service territories during the critical month of December which lasted into early January.  While a cooling trend arrived late in January, warmer weather returned in mid-February.  The unseasonably warm and erratic weather pattern throughout the first half of fiscal 2022 led to inconsistent heat-related demand, while elevated selling prices due to significantly higher wholesale costs contributed to customer conservation.  In addition, as more people continued to return to work in a post-COVID environment and business-related outdoor heating needs diminished, volumes were negatively affected.

Revenues from the distribution of propane and related activities of $847.9 million increased $98.0 million, or 13.1%, compared to the prior year first half, primarily due to higher average retail selling prices offset to an extent by lower volumes sold.  Average propane selling prices increased 23.0% compared to the prior year period, reflecting a rise in average wholesale costs, resulting in a $156.4 million increase in revenues.  Retail propane gallons sold decreased 16.3 million gallons, or 5.8%, compared to the prior year, resulting in a $42.0 million decrease in revenues.  Included within the propane segment are revenues from other propane activities, which decreased $16.4 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $64.5 million increased $16.7 million, or 35.0%, compared to the prior year first half, primarily due to higher average selling prices, partially offset by lower volumes sold.  Average selling prices for fuel oil and refined fuels increased 39.7%, resulting in an $18.2 million increase in revenues.  Fuel oil and refined fuels volumes sold decreased 0.6 million gallons, or 3.4%, resulting in a $1.5 million decrease in revenues.

Revenues in our natural gas and electricity segment of $23.6 million were $6.0 million, or 34.0%, higher than the prior year first half, resulting from higher average selling prices, reflecting higher average wholesale costs, offset to an extent by lower volumes sold, primarily due to the impact of warmer temperatures on customer demand and a lower customer base.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended
	March 26,	March 27,		Percent
	2022	2021	Increase	Increase
Cost of products sold
Propane	$367,130	$290,073	$77,057	26.6%
Fuel oil and refined fuels	44,869	27,643	17,226	62.3%
Natural gas and electricity	15,470	9,376	6,094	65.0%
All other	7,900	7,854	46	0.6%
Total cost of products sold	$435,369	$334,946	$100,423	30.0%
As a percent of total revenues	45.2%	39.8%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 43.8% and 50.3% higher than the prior year first half, respectively.  The net change in the fair value of derivative instruments resulted in a $0.5 million unrealized non-cash loss and a $6.5 million unrealized non-cash gain in the first six months of fiscal 2022 and 2021, respectively, resulting in an increase of $7.0 million in cost of products sold year-over-year, all of which was reported within the propane segment.  These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $367.1 million increased $77.1 million, or 26.6%, compared to the prior year first half. Higher average wholesale costs contributed to a $101.9 million increase in cost of products sold, while lower volumes sold contributed to a $16.3 million decrease.  Included within the propane segment are costs from other propane activities which decreased $15.5 million compared to the prior year due to a lower notional amount of hedging contracts used in risk management activities that were settled physically, coupled with the net increase in cost of products sold of $7.0 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $44.9 million increased $17.2 million, or 62.3%, compared to the prior year first half.  Higher average wholesale costs contributed to an increase in cost of products sold of $18.2 million, which was partially offset by the $1.0 million impact from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $15.5 million increased $6.1 million, or 65.0%, compared to the prior year, primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 26,	March 27,		Percent
	2022	2021	Increase	Increase
Operating expenses	$225,148	$207,167	$17,981	8.7%
As a percent of total revenues	23.4%	24.6%

Operating expenses of $225.1 million for the first half of fiscal 2022 increased $18.0 million, or 8.7%, compared to the prior year first half, due primarily to higher payroll and benefit-related costs, higher vehicle lease and operating costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 26,	March 27,		Percent
	2022	2021	Increase	Increase
General and administrative expenses	$43,421	$40,110	$3,311	8.3%
As a percent of total revenues	4.5%	4.8%

General and administrative expenses of $43.4 million for the first half of fiscal 2022 increased $3.3 million, or 8.3%, compared to the prior year period, primarily due to higher payroll and benefit-related costs, as well as higher variable compensation expense given the year-over-year increase in earnings.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 26,	March 27,		Percent
	2022	2021	Decrease	Decrease
Depreciation and amortization	$30,347	$55,363	$(25,016)	(45.2)%
As a percent of total revenues	3.1%	6.6%

Depreciation and amortization expense of $30.3 million in the first half of fiscal 2022 decreased $25.0 million, or 45.2%, primarily as a result of lower amortization expense attributable to the conclusion of the amortization period for certain intangible assets from prior business acquisitions.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 26,	March 27,		Percent
	2022	2021	Decrease	Decrease
Interest expense, net	$30,553	$36,227	$(5,674)	(15.7)%
As a percent of total revenues	3.2%	4.3%

Net interest expense of $30.6 million in the first half of fiscal 2022 decreased $5.7 million compared to the prior year first half, primarily due to the impact of the refinancing of two tranches of senior notes at lower rates in the third quarter of the prior year, as well as a lower average level of outstanding debt.  See Liquidity and Capital Resources below for additional discussion.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 26,	March 27,
	2022	2021
Net income	$196,400	$165,193
Add:
(Benefit from) provision for income taxes	(100)	763
Interest expense, net	30,553	36,227
Depreciation and amortization	30,347	55,363
EBITDA	257,200	257,546
Unrealized non-cash losses (gains) on changes in fair value of derivatives	521	(6,493)
Equity in earnings of unconsolidated affiliate	1,325	436
Pension settlement charge	-	570
Adjusted EBITDA	$259,046	$252,059

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2022 of $95.5 million decreased $6.3 million compared to the corresponding prior year period.  The change was primarily due to a higher level of variable-based compensation payments for awards earned in the respective prior fiscal year, the payment of the employer portion of social security payroll tax that was deferred during a certain portion of fiscal 2020 under the CARES Act, and a larger increase in working capital compared to the prior year which stemmed from the rise in average wholesale costs of propane (discussed above).

Investing Activities.  Net cash used in investing activities of $53.1 million for the first half of fiscal 2022 consisted of a $30.0 million investment in Independence Hydrogen (plus direct transactions costs), capital expenditures of $22.3 million (including approximately $12.5 million to support the growth of operations and $9.8 million for maintenance expenditures), $2.9 million used to fund the acquisition of certain assets of a retail propane business and an additional investment in Oberon, partially offset by approximately $3.0 million in proceeds from the sale of property, plant and equipment, as well as the sale of certain assets and operations in a non-strategic market of the propane segment. See Item 1, Note 4 of this Quarterly Report.

Net cash used in investing activities of $19.3 million for the first six months of fiscal 2021 consisted of capital expenditures of $14.3 million (including approximately $7.7 million to support the growth of operations and $6.6 million for maintenance expenditures), $6.4 million used to fund the acquisition of a retail propane business and other investment activities, partially offset by approximately $1.4 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities of $41.5 million for the first half of fiscal 2022 reflected $40.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2021 and first quarter of fiscal 2022 along with other financing activities of $3.2 million. This was offset to an extent by $2.5 million in net borrowings under our credit agreement’s revolving credit facility.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 26, 2022, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $134.5 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement.  Total long-term borrowings as of March 26, 2022 and March 27, 2021 was $1,134.5 million and $1,181.2 million, respectively.  See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the credit agreement, for the trailing twelve-month period ended March 26, 2022, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of March 26, 2022, our borrowing capacity under the Revolving Credit Facility was $316.6 million.

The aggregate amounts of long-term debt maturities subsequent to March 26, 2022 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $134.5 million; fiscal 2026: $-0-; and thereafter: $1,000.0 million.

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

On April 21, 2022, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the second quarter of fiscal 2022, payable on May 10, 2022 to holders of record on May 3, 2022.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000.  Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit.  We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998.  At March 26, 2022, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $24.5 million and $7.4 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies.  At March 26, 2022, we had accrued insurance liabilities of $64.7 million, and a receivable of $15.7 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

See Item 1, Note 13, Legal Matters subsection of this Quarterly Report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin.  The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA).  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk.  The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings.  At March 26, 2022, we were not party to an interest rate swap agreement.

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

A.	The fair value of open positions as of March 26, 2022.
B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 26, 2022 indicates a decrease in potential future net gains of $11.8 million.  See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021.  The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

To date, the COVID-19 pandemic and the Russia-Ukraine war have not materially adversely affected our product supply agreements or our hedging strategies, and we currently believe that we will continue to have access to sufficient supply to meet customer demand.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 26, 2022.  Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 26, 2022, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 26, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about deemed purchases by the Partnership during the three months ended March 26, 2022 of its Common Units:
			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
December 26, 2021 through January 22, 2022	—	—	N/A	N/A
January 23, 2022 through February 19, 2022	—	—	N/A	N/A
February 20, 2022 through March 26, 2022	2,051	15.08	N/A	N/A
Total	2,051	$15.08	N/A	N/A
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

10.1

Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020, as amended on February 2, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 3, 2022). #

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

SUBURBAN PROPANE PARTNERS, L.P.

May 5, 2022	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 5, 2022	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller