Form 10-Q
period 2022-06-25
SUBURBAN PROPANE PARTNERS LP
filed 2022-08-04
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2022

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

At August 1, 2022, there were 62,986,862 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
The ability of the Partnership and any third-party service providers on which it may rely for support or services to continue to combat cybersecurity threats to its networks and information technology;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 25,	September 25,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,066	$5,808
Accounts receivable, less allowance for doubtful accounts of $5,760 and $3,332, respectively	95,377	71,372
Inventories	66,325	61,802
Other current assets	46,001	41,126
Total current assets	214,769	180,108
Property, plant and equipment, net	560,464	569,130
Operating lease right-of-use assets	138,540	129,999
Goodwill	1,106,627	1,107,026
Other intangible assets, net	34,107	39,263
Other assets	60,888	26,204
Total assets	$2,115,395	$2,051,730

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$34,480	$39,169
Accrued employment and benefit costs	35,461	40,814
Customer deposits and advances	82,565	111,727
Operating lease liabilities	32,104	30,878
Other current liabilities	57,878	64,558
Total current liabilities	242,488	287,146
Long-term borrowings	1,078,700	1,118,014
Accrued insurance	55,166	49,424
Operating lease liabilities	105,494	98,532
Other liabilities	67,694	73,193
Total liabilities	1,549,542	1,626,309
Commitments and contingencies
Partners’ capital:
Common Unitholders (62,975 and 62,538 units issued and outstanding at June 25, 2022 and September 25, 2021, respectively)	581,922	443,005
Accumulated other comprehensive loss	(16,069)	(17,584)
Total partners’ capital	565,853	425,421
Total liabilities and partners’ capital	$2,115,395	$2,051,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 25,	June 26,
	2022	2021
Revenues
Propane	$260,634	$208,689
Fuel oil and refined fuels	19,274	11,314
Natural gas and electricity	7,547	5,835
All other	12,877	12,247
	300,332	238,085
Costs and expenses
Cost of products sold	140,930	83,056
Operating	109,081	102,016
General and administrative	21,541	17,756
Depreciation and amortization	14,009	27,254
	285,561	230,082
Operating income	14,771	8,003
Loss on debt extinguishment	—	16,029
Interest expense, net	15,004	16,737
Other, net	2,031	1,085
(Loss) before provision for income taxes	(2,264)	(25,848)
Provision for income taxes	271	173
Net (loss)	$(2,535)	$(26,021)
Net (loss) per Common Unit - basic	$(0.04)	$(0.41)
Weighted average number of Common Units outstanding - basic	63,284	62,755
Net (loss) per Common Unit - diluted	$(0.04)	$(0.41)
Weighted average number of Common Units outstanding - diluted	63,284	62,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Revenues
Propane	$1,108,572	$958,641
Fuel oil and refined fuels	83,741	59,075
Natural gas and electricity	31,165	23,461
All other	40,356	39,337
	1,263,834	1,080,514
Costs and expenses
Cost of products sold	576,299	418,002
Operating	334,229	309,183
General and administrative	64,962	57,866
Depreciation and amortization	44,356	82,617
	1,019,846	867,668
Operating income	243,988	212,846
Loss on debt extinguishment	—	16,029
Interest expense, net	45,557	52,964
Other, net	4,395	3,745
Income before provision for income taxes	194,036	140,108
Provision for income taxes	171	936
Net income	$193,865	$139,172
Net income per Common Unit - basic	$3.07	$2.22
Weighted average number of Common Units outstanding - basic	63,200	62,685
Net income per Common Unit - diluted	$3.04	$2.20
Weighted average number of Common Units outstanding - diluted	63,833	63,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Net (loss) income	$(2,535)	$(26,021)	$193,865	$139,172
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	293	593	881	1,779
Recognition in earnings of net actuarial loss for pension settlement	634	142	634	712
Other comprehensive income	927	735	1,515	2,491
Total comprehensive (loss) income	$(1,608)	$(25,286)	$195,380	$141,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Cash flows from operating activities:
Net income	$193,865	$139,172
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	44,356	82,617
Pension settlement charge	634	712
Loss on debt extinguishment	—	16,029
Compensation costs recognized under Restricted Unit Plans	8,422	7,524
Other, net	2,061	2,749
Changes in assets and liabilities:
Accounts receivable	(24,005)	(19,256)
Inventories	(4,523)	(3,966)
Other current and noncurrent assets	(14,581)	(27,483)
Accounts payable	(4,620)	4,167
Accrued employment and benefit costs	(5,523)	(1,997)
Customer deposits and advances	(29,162)	(28,611)
Contributions to defined benefit pension plan	(2,220)	(5,255)
Other current and noncurrent liabilities	6,432	14,375
Net cash provided by operating activities	171,136	180,777
Cash flows from investing activities:
Capital expenditures	(33,304)	(21,759)
Investment in and acquisition of businesses	(36,366)	(8,316)
Proceeds from sale of business	850	—
Proceeds from sale of property, plant and equipment	4,492	2,267
Net cash (used in) investing activities	(64,328)	(27,808)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	650,000
Repayments of long-term borrowings	—	(786,333)
Proceeds from borrowings under revolving credit facility	270,200	385,501
Repayments of borrowings under revolving credit facility	(310,800)	(328,721)
Issuance costs associated with long-term borrowings	—	(10,778)
Partnership distributions	(61,255)	(56,159)
Other, net	(3,695)	(3,614)
Net cash (used in) financing activities	(105,550)	(150,104)
Net increase in cash and cash equivalents	1,258	2,865
Cash and cash equivalents at beginning of period	5,808	3,140
Cash and cash equivalents at end of period	$7,066	$6,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 25, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,968	$602,145	$(16,996)	$585,149
Net (loss)		(2,535)	—	(2,535)
Other comprehensive income		—	927	927
Partnership distributions		(20,466)	—	(20,466)
Common Units issued under Restricted Unit Plans	7	(35)	—	(35)
Compensation costs recognized under Restricted Unit Plans		2,813	—	2,813
Balance, end of period	62,975	$581,922	$(16,069)	$565,853

	Three Months Ended June 26, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,529	$519,368	$(24,020)	$495,348
Net (loss)		(26,021)	—	(26,021)
Other comprehensive income		—	735	735
Partnership distributions		(18,758)	—	(18,758)
Common Units issued under Restricted Unit Plans	—	—	—	—
Compensation costs recognized under Restricted Unit Plans		2,571	—	2,571
Balance, end of period	62,529	$477,160	$(23,285)	$453,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 25, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,538	$443,005	$(17,584)	$425,421
Net income		193,865	—	193,865
Other comprehensive income		—	1,515	1,515
Partnership distributions		(61,255)	—	(61,255)
Common Units issued under Restricted Unit Plans	437	(2,115)	—	(2,115)
Compensation costs recognized under Restricted Unit Plans		8,422	—	8,422
Balance, end of period	62,975	$581,922	$(16,069)	$565,853

	Nine Months Ended June 26, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,146	$388,157	$(25,776)	$362,381
Net income		139,172	—	139,172
Other comprehensive income		—	2,491	2,491
Partnership distributions		(56,159)	—	(56,159)
Common Units issued under Restricted Unit Plans	383	(1,534)	—	(1,534)
Compensation costs recognized under Restricted Unit Plans		7,524	—	7,524
Balance, end of period	62,529	$477,160	$(23,285)	$453,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and investor in low carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,975,378 Common Units outstanding at June 25, 2022. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Suburban Renewable Energy, LLC (“Suburban Renewables”) is a wholly owned subsidiary of the Operating Partnership that was formed in January 2022. Suburban Renewables serves as the platform for the Partnership’s investments in innovative, renewable energy technologies and businesses.

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

The Partnership’s fuel oil and refined fuels, natural gas and electricity, services, and renewable energy businesses are structured as either limited liability companies that are treated as corporations or corporate entities (collectively referred to as the “Corporate Entities”) and, as such, are subject to corporate level U.S. income tax.

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

	Three Months Ended
	June 25,	June 26,
	2022	2021
Retail
Residential	$143,813	$120,186
Commercial	95,341	76,215
Industrial	31,658	25,270
Agricultural	8,353	6,181
Government	13,295	9,289
Wholesale	7,872	944
Total revenues	$300,332	$238,085

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Retail
Residential	$684,378	$605,827
Commercial	358,126	284,541
Industrial	107,228	86,512
Agricultural	38,072	30,890
Government	57,560	44,761
Wholesale	18,470	27,983
Total revenues	$1,263,834	$1,080,514

The Partnership recognized $5,556 and $74,332 of revenue during the three and nine months ended June 25, 2022, respectively, and $7,194 and $72,151 during the three and nine months ended June 26, 2021, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $17,333 and $6,004 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 25, 2022 and September 25, 2021, respectively.

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

The Operating Partnership also owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity. Additionally, rDME is a cost-effective carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. Pursuant to the agreements, as amended, between the parties, the Operating Partnership also committed to provide additional funding to support continued development efforts to commercialize a Propane+rDME blended product. During the first nine months of fiscal 2022, the Operating Partnership purchased three additional secured convertible notes issued by Oberon.

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

During the first quarter of fiscal 2022, the Operating Partnership acquired certain assets from a propane retailer for $500, including non-compete consideration. During the third quarter of fiscal 2022, Suburban Renewables announced an agreement to construct, own and operate a new biodigester system with Adirondack Farms in Clinton County, New York for the production of renewable natural gas (“RNG”). Construction is expected to commence in the fourth quarter of fiscal 2022.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2022 or in fiscal 2021.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 25, 2022 and September 25, 2021, respectively:

	As of June 25, 2022		As of September 25, 2021
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$49,993	Other current assets	$53,019
	Other assets	3,095	Other assets	1,813
		$53,088		$54,832

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$11,163	Other current liabilities	$8,715
	Other liabilities	1,487	Other liabilities	1,632
		$12,650		$10,347

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 25, 2022		June 26, 2021
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,626	$451	$—	$—
Beginning balance realized during the period	(4,626)	(78)	—	—
Contracts purchased during the period	654	2,378	2,675	182
Change in the fair value of outstanding contracts	—	(280)	—	—
Ending balance of over-the-counter options	$654	$2,471	$2,675	$182

As of June 25, 2022 and September 25, 2021, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately nine and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 25, 2022 and June 26, 2021 are as follows:

	Three Months Ended June 25, 2022		Three Months Ended June 26, 2021
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(921)	Cost of products sold	$11,139

	Nine Months Ended June 25, 2022		Nine Months Ended June 26, 2021
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(1,442)	Cost of products sold	$17,632

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 25, 2022			As of September 25, 2021
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$88,867	$(35,779)	$53,088	$76,508	$(21,676)	$54,832
Liability Derivatives
Commodity-related derivatives	$48,429	$(35,779)	$12,650	$32,023	$(21,676)	$10,347

The Partnership had $-0- posted cash collateral as of June 25, 2022 and September 25, 2021 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	June 25,	September 25,
	2022	2021
5.875% senior notes due March 1, 2027	330,925	367,063
5.0% senior notes due June 1, 2031	560,625	676,000
	$891,550	$1,043,063

6.
Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 25,	September 25,
	2022	2021
Propane, fuel oil and refined fuels and natural gas	$64,630	$59,492
Appliances	1,695	2,310
	$66,325	$61,802

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 25, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Fiscal 2022 Activity
Goodwill disposed (1)	$(399)	$—	$—	$(399)

Balance as of June 25, 2022
Goodwill	$1,094,289	$10,900	$7,900	$1,113,089
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,289	$4,438	$7,900	$1,106,627

Other intangible assets consist of the following:

	As of
	June 25,	September 25,
	2022	2021
Customer relationships (2)	$519,777	$519,604
Non-compete agreements (2)	39,190	38,940
Other	1,967	1,967
	560,934	560,511
Less: accumulated amortization
Customer relationships	(491,237)	(486,395)
Non-compete agreements	(33,897)	(33,229)
Other	(1,693)	(1,624)
	(526,827)	(521,248)
	$34,107	$39,263

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of June 25, 2022.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Lease expense	$10,462	$9,578	$30,848	$27,870

Other information:
Cash payments for operating leases	10,519	9,676	31,194	28,028
Right-of-use assets obtained in exchange for new operating lease liabilities	6,354	12,654	31,143	34,418
Weighted-average remaining lease term			6.1 years	6.2 years
Weighted-average discount rate			4.9%	5.2%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of June 25, 2022:

Fiscal Year	Operating Leases
2022 (remaining)	$9,854
2023	36,773
2024	30,918
2025	26,554
2026	21,785
2027 and thereafter	34,261
Total future minimum lease payments	$160,145
Less: interest	(22,548)
Total lease obligations	$137,597

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 633,125 and 464,597 units for the nine months ended June 25, 2022 and June 26, 2021, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 25, 2022 and June 26, 2021 does not include unvested Restricted Units (See Note 12) as their effect would be anti-dilutive.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 25,	September 25,
	2022	2021
5.875% senior notes due March 1, 2027	350,000	350,000
5.0% senior notes due June 1, 2031	650,000	650,000
Revolving Credit Facility, due March 5, 2025	91,400	132,000
Subtotal	1,091,400	1,132,000

Less: unamortized debt issuance costs	(12,700)	(13,986)
	$1,078,700	$1,118,014

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

Credit Agreement. The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $91,400 and $132,000 was outstanding as of June 25, 2022 and September 25, 2021, respectively. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of June 25, 2022, the interest rate for borrowings under the Revolving Credit Facility was approximately 4.62%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 25, 2022, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $48,862 which expire periodically through April 30, 2023.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 25, 2022.

The aggregate amounts of long-term debt maturities subsequent to June 25, 2022 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $91,400; fiscal 2026: $-0-; and thereafter: $1,000,000.

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

On July 21, 2022, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2022, payable on August 9, 2022 to holders of record on August 2, 2022.

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

During the nine months ended June 25, 2022, the Partnership awarded 884,658 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $11,471. The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 25, 2022:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 25, 2021	1,231,863	$15.26
Awarded	884,658	12.97
Forfeited	(12,346)	(13.85)
Vested (1)	(575,630)	(16.36)
Outstanding June 25, 2022	1,528,545	$13.53

(1)
During fiscal 2022, the Partnership withheld 138,039 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of June 25, 2022, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,400. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 25, 2022 was $2,813 and $8,422, respectively, and $2,571 and $7,524, for the three and nine months ended June 26, 2021 respectively.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and nine months ended June 25, 2022 was $295 and $889, respectively, and $216 and $629 for the three and nine months ended June 26, 2021, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three and nine months ended June 25, 2022 was $2,227 and $5,499, respectively, and $620 and $3,696 for the three and nine months ended June 26, 2021, respectively. As of June 25, 2022, and September 25, 2021, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,698 and $9,184, respectively, related to estimated future payments under the LTIPs. In the first quarter of fiscal 2022 and 2021, cash payouts totaling $3,985 and $3,354 were made relating to the fiscal 2019 and 2018 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of June 25, 2022 and September 25, 2021, the Partnership had accrued liabilities of $65,416 and $66,124, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,748 and $16,101 as of June 25, 2022 and September 25, 2021, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this regard, the Partnership’s natural gas and electricity business was a defendant in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. During the first quarter of fiscal 2022, the complaint was dismissed in part by the district court, but causes of action based on the New York consumer statute were allowed to proceed. On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full. The plaintiff in this action has appealed the court’s decision to the U.S. Court of Appeals for the Second Circuit. Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $39,461 as of June 25, 2022. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 25, 2022 and September 25, 2021.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Interest cost	$559	$534	$1,678	$1,602
Expected return on plan assets	(353)	(319)	(1,061)	(957)
Amortization of net loss	598	899	1,797	2,695
Pension settlement charge	634	142	634	712
Net periodic benefit cost	$1,438	$1,256	$3,048	$4,052

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Interest cost	$20	$20	$60	$58
Amortization of prior service credits	(124)	(124)	(373)	(373)
Amortization of net (gain)	(181)	(182)	(543)	(543)
Net periodic benefit cost	$(285)	$(286)	$(856)	$(858)

The Partnership expects to contribute approximately $3,330 to the defined benefit pension plan during fiscal 2022, of which $2,220 was contributed during the nine months ended June 25, 2022. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2022 is $710, of which $480 was contributed during the nine months ended June 25, 2022. During the third quarter of fiscal 2022, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,238, which required the Partnership to recognize a non-cash settlement charge of $634. During each of the second and third quarters of fiscal 2021, lump sum pension settlement payments exceeded the settlement threshold of $2,135, which required the Partnership to recognize non-cash settlement charges of $570 and $142, respectively. These non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans. The components of net periodic benefit cost are included in the line item Other, net in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of June 25, 2022 and September 25, 2021, the Partnership’s estimated obligation to these MEPPs was $22,766 and $23,567, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 25, 2022 and June 26, 2021:

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Pension Benefits
Balance, beginning of period	$(22,104)	$(29,920)	$(23,303)	$(32,286)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	634	142	634	712
Amortization of net loss (1)	598	899	1,797	2,695
Other comprehensive income	1,232	1,041	2,431	3,407
Balance, end of period	$(20,872)	$(28,879)	$(20,872)	$(28,879)

Postretirement Benefits
Balance, beginning of period	$5,108	$5,900	$5,719	$6,510
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(305)	(306)	(916)	(916)
Other comprehensive loss	(305)	(306)	(916)	(916)
Balance, end of period	$4,803	$5,594	$4,803	$5,594

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(16,996)	$(24,020)	$(17,584)	$(25,776)
Reclassifications to earnings	293	593	881	1,779
Recognition of net actuarial loss for pension settlement	634	142	634	712
Other comprehensive income	927	735	1,515	2,491
Balance, end of period	$(16,069)	$(23,285)	$(16,069)	$(23,285)

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

The propane segment is primarily engaged in the retail distribution of propane to residential, commercial, industrial, agricultural and government customers and, to a lesser extent, wholesale distribution to large industrial end users. In the residential, commercial and government markets, propane is used primarily for space heating, water heating, cooking and clothes drying. Industrial customers use propane generally as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces and as a cutting gas. In the agricultural markets, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. In addition, the Partnership’s equity investment in Oberon is included within the propane segment.

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation. In addition, the Partnership’s equity investment in IH and investments in biodigester systems for the production of RNG are included within “all other”.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Revenues:
Propane	$260,634	$208,689	$1,108,572	$958,641
Fuel oil and refined fuels	19,274	11,314	83,741	59,075
Natural gas and electricity	7,547	5,835	31,165	23,461
All other	12,877	12,247	40,356	39,337
Total revenues	$300,332	$238,085	$1,263,834	$1,080,514

Operating income (loss):
Propane	$52,178	$41,460	$340,139	$297,155
Fuel oil and refined fuels	(308)	(433)	8,571	9,800
Natural gas and electricity	792	1,103	5,912	6,466
All other	(5,998)	(5,117)	(16,790)	(14,410)
Corporate	(31,893)	(29,010)	(93,844)	(86,165)
Total operating income	14,771	8,003	243,988	212,846

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	16,029	—	16,029
Interest expense, net	15,004	16,737	45,557	52,964
Other, net	2,031	1,085	4,395	3,745
Provision for income taxes	271	173	171	936
Net (loss) income	$(2,535)	$(26,021)	$193,865	$139,172

Depreciation and amortization:
Propane	$12,054	$25,083	$37,552	$75,762
Fuel oil and refined fuels	420	429	1,276	1,225
Natural gas and electricity	6	6	16	18
All other	45	47	135	141
Corporate	1,484	1,689	5,377	5,471
Total depreciation and amortization	$14,009	$27,254	$44,356	$82,617

	As of
	June 25,	September 25,
	2022	2021
Assets:
Propane	$1,960,627	$1,935,399
Fuel oil and refined fuels	52,229	47,039
Natural gas and electricity	11,040	11,275
All other	47,818	17,767
Corporate	43,681	40,250
Total assets	$2,115,395	$2,051,730

19. Subsequent Event

On July 13, 2022, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in New Mexico for $19,420, including $1,000 for non-compete consideration, plus working capital acquired. The acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 25, 2022, as seen from our perspective. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. Our business is also subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2021 and in this Quarterly Report. Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

During the third quarter of fiscal 2022, the wholesale cost of propane receded nominally from the elevated levels of the prior sequential quarter, but were still significantly higher than the prior year, primarily due to lower propane inventory levels for this time of year, coupled with the macroeconomic and geopolitical factors, such as Russia’s invasion of Ukraine, impacting commodity prices globally and in the United States. According to the Energy Information Administration, U.S. propane inventory levels at the end of June 2022 were 54.0 million barrels, which was 6.1% lower than June 2021 levels and 14% lower than the 5-year average for June. Average posted propane prices (basis Mont Belvieu, Texas) were 43.8% higher than the prior year third quarter, albeit 4.1% lower than the prior sequential quarter. Consistent with our established practice, we adjusted customer pricing as market conditions allowed.

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

Impact of COVID-19 Pandemic on Customer Demand Patterns

The COVID-19 pandemic has resulted in commodity and stock market volatility, significant government stimulus and uncertainty about economic conditions. As a result, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020, as well as an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions. As economic and business conditions continue to evolve, more people are returning to work and demand in these residential and certain other customer segments have moderated back to more historical levels. Nonetheless, as we navigate through fiscal 2022 and beyond, we continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and to adapt our operational model to the potential for shifting demand patterns in the future as a result of the COVID-19 pandemic on future cash flows and access to adequate liquidity.

Inflation and Other Cost Increases

In addition to the evolving impact of the COVID-19 pandemic, we have been impacted by other global and economic events. We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including higher wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor, transportation costs and the cost of tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our businesses, we typically experience a net loss in the third quarter of our fiscal year. Net loss for the third quarter of fiscal 2022 improved to $2.5 million, or $0.04 per Common Unit, compared to a net loss of $26.0 million, or $0.41 per Common Unit, in the fiscal 2021 third quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $5.9 million, or 25.3%, to $29.2 million for the third quarter of fiscal 2022, compared to $23.3 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2022 of 75.5 million gallons decreased 1.6% compared to the prior year, primarily due to the adverse impact of historically high commodity prices on customer buying habits and demand, partially offset by cooler spring temperatures that contributed to higher heat-related demand in certain markets. In addition, volumes in the prior year third quarter benefitted from incremental outdoor heating and cooking demand associated with continued COVID-19 related government restrictions. Average temperatures (as measured by heating degree days) across all of our service territories during the third quarter were 4% warmer than normal and 5% colder than the prior year third quarter.

Average wholesale propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2022 increased 43.8% compared to the prior year third quarter. Total gross margin for the third quarter of fiscal 2022 was $159.4 million, compared to $155.0 million in the prior year third quarter. Gross margin for the third quarter of fiscal 2022 included a $0.9 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to an $11.1 million unrealized gain in the prior year third quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of these non-cash mark-to-market adjustments, total gross margin increased $16.4 million, or 11.4%, compared to the prior year third quarter, primarily due to prudent margin management during a volatile commodity price environment, as well as from the favorable impact of commodity hedges that matured during the period. Our hedging and risk management activities are intended to reduce the effect of price volatility associated with forecasted purchases of propane, and propane sold on a fixed price basis. The commodity hedges that matured during the third quarter of fiscal 2022 were principally comprised of net long positions that were favorably impacted from the significant rise in commodity prices.

Combined operating and general and administrative expenses of $130.6 million for the third quarter of fiscal 2022 increased 9.1% compared to the prior year, primarily due to higher payroll and benefit-related expenses, including higher variable compensation expense, higher vehicle lease and fuel costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

During the third quarter of fiscal 2022, we utilized cash flows from operating activities to repay $43.1 million in debt, and make additional investments in Oberon Fuels, Inc. (“Oberon”). As a result of the debt repayment and the increase in Adjusted EBITDA during the third quarter of fiscal 2022, the Consolidated Leverage Ratio, as defined in our credit agreement, for the trailing twelve-month period ending June 25, 2022 improved to 3.64x.

As previously announced on July 21, 2022, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit effective for the distribution payable in respect of the third quarter of fiscal 2022. This distribution is payable on August 9, 2022 to Common Unitholders of record as of August 2, 2022.

Our anticipated cash requirements for the remainder of fiscal 2022 include: (i) maintenance and growth capital expenditures of approximately $11.7 million; (ii) interest and income tax payments of approximately $12.0 million; and (iii) cash distributions of approximately $20.5 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

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

We also continue to make additional investments in Oberon in support of our ongoing collective efforts to commercialize clean-burning, renewable dimethyl ether (“rDME”) (see Item 1, Note 4 of this Quarterly Report). Specifically, Oberon continues to evaluate the expansion of production capacity, and we made investments in new equipment in one of our locations in California to handle, store and distribute Propane+rDME blended products. During the third quarter of fiscal 2022, we launched the first commercial sales of Propane+rDME, which combines clean, versatile and abundantly available propane with the lower carbon benefits of rDME, in our southern California markets. Additionally, on May 23, 2022, we announced our agreement with Iwatani Corporation of America to collaborate in advancing the adoption of low-carbon alternative energy solutions across multiple applications in the propane market, including propane blended with rDME and to further advance investments in hydrogen infrastructure and transportation services in the United States. On June 1, 2022, we announced our agreement to construct, own and operate a new biodigester system with Adirondack Farms in Clinton County, New York for the production of renewable natural gas (“RNG”). This project further expands the portfolio of clean energy investments under our wholly owned subsidiary, Suburban Renewable Energy, LLC (“Suburban Renewables”), which was formed in January 2022 to support our strategic goal of building a renewable energy platform.

During the second quarter of fiscal 2022, Suburban Renewables completed its investment of $30.0 million, plus direct transaction costs, in Independence Hydrogen, Inc. (“IH”), in exchange for a 25% equity interest (see Item 1, Note 4 of this Quarterly Report). IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. Hydrogen is a critical energy source to decarbonize the material handling, transportation and heavy industry sectors and it can also provide grid resiliency as backup power and long-duration storage to enable the deployment of intermittent renewable energy sources. IH’s mission is to make communities cleaner, safer and more energy resilient by providing a reliable supply of affordable hydrogen.

Three Months Ended June 25, 2022 Compared to Three Months Ended June 26, 2021

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 25,	June 26,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenues
Propane	$260,634	$208,689	$51,945	24.9%
Fuel oil and refined fuels	19,274	11,314	7,960	70.4%
Natural gas and electricity	7,547	5,835	1,712	29.3%
All other	12,877	12,247	630	5.1%
Total revenues	$300,332	$238,085	$62,247	26.1%
Retail gallons sold
Propane	75,510	76,702	(1,192)	(1.6)%
Fuel oil and refined fuels	3,629	3,854	(225)	(5.8)%

As discussed above, average temperatures (as measured by heating degree days) across all of our service territories during the third quarter of fiscal 2022 were 4% warmer than normal (as measured by the thirty-year average of heating degree days utilized by NOAA) and 5% cooler than the prior year third quarter. The increase in heating degree days compared to the prior year was primarily experienced in the northeast and midwest regions during the month of April, which was 10% colder than average temperatures in April 2021.

Revenues from the distribution of propane and related activities of $260.6 million increased $51.9 million, or 24.9%, compared to the prior year, primarily due to higher average retail selling prices associated with higher wholesale costs, offset to an extent by lower volumes sold. Average propane selling prices increased 23.6% compared to the prior year, reflecting higher average wholesale costs, resulting in a $48.2 million increase in revenues. Retail propane gallons sold decreased 1.2 million gallons, or 1.6%, compared to the prior year, primarily due to customer conservation and lower resale activities as described above, resulting in a $3.2 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which increased $6.9 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $19.3 million were $8.0 million, or 70.4%, higher than the prior year, primarily due to higher average retail selling prices associated with higher wholesale costs, offset to an extent by a decrease in volumes sold. Average fuel oil and refined fuels selling prices increased 81.2% compared to the prior year, reflecting higher average wholesale costs, resulting in an $8.6 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.2 million gallons, or 5.8%, primarily due to customer conservation, resulting in a $0.6 million decrease in revenues.

Revenues in our natural gas and electricity segment of $7.5 million were $1.7 million, or 29.3%, higher than the prior year, primarily due to higher average selling prices, reflecting higher average wholesale costs, offset to an extent by lower volumes sold, primarily due to the impact of a lower customer base.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 25,	June 26,		Percent
	2022	2021	Increase	Increase
Cost of products sold
Propane	$117,394	$68,219	$49,175	72.1%
Fuel oil and refined fuels	14,327	7,560	6,767	89.5%
Natural gas and electricity	5,348	3,482	1,866	53.6%
All other	3,861	3,795	66	1.7%
Total cost of products sold	$140,930	$83,056	$57,874	69.7%
As a percent of total revenues	46.9%	34.9%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 43.8% and 101.5% higher than the prior year third quarter, respectively. The net change in the fair value of derivative instruments resulted in a $0.9 million unrealized non-cash loss in the third quarter of fiscal 2022 compared to an $11.1 million unrealized non-cash gain in the prior year quarter, resulting in a net increase of $12.0 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $117.4 million increased $49.2 million, or 72.1%, compared to the prior year third quarter. Higher average wholesale costs, net of realized gains on commodity hedges, contributed to an increase in cost of products sold of $33.6 million, while lower volumes sold contributed to a decrease of $1.3 million in cost of products sold. Included within the propane segment are costs from other propane activities which increased $4.9 million compared to the prior year due to a higher notional amount of hedging contracts that were settled physically, as well as the net increase in cost of products sold of $12.0 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $14.3 million increased $6.8 million, or 89.5%, compared to the prior year third quarter. Higher average wholesale costs led to an increase in costs of products sold of $7.2 million, which was offset to an extent by a $0.4 million decrease associated with lower volumes.

Cost of products sold in our natural gas and electricity segment of $5.3 million increased $1.9 million, or 53.6%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 25,	June 26,		Percent
	2022	2021	Increase	Increase
Operating expenses	$109,081	$102,016	$7,065	6.9%
As a percent of total revenues	36.3%	42.8%

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

Operating expenses of $109.1 million for the third quarter of fiscal 2022 increased $7.1 million, or 6.9%, compared to the prior year third quarter, primarily due to higher payroll and benefit-related costs, including higher variable compensation expense, higher vehicle lease and fuel costs, higher provisions for doubtful accounts as a result of higher selling prices, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 25,	June 26,		Percent
	2022	2021	Increase	Increase
General and administrative expenses	$21,541	$17,756	$3,785	21.3%
As a percent of total revenues	7.2%	7.5%

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

General and administrative expenses of $21.5 million for the third quarter of fiscal 2022 increased $3.8 million, or 21.3%, compared to the prior year third quarter, primarily due to higher payroll and benefit-related costs, including higher variable compensation expense, as well as other inflationary increases.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 25,	June 26,		Percent
	2022	2021	Decrease	Decrease
Depreciation and amortization	$14,009	$27,254	$(13,245)	(48.6)%
As a percent of total revenues	4.7%	11.4%

Depreciation and amortization expense of $14.0 million for the third quarter of fiscal 2022 decreased $13.2 million, or 48.6%, compared to the prior year third quarter, primarily as a result of lower amortization expense attributable to the conclusion of the amortization period for certain intangible assets from prior business acquisitions.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 25,	June 26,		Percent
	2022	2021	Decrease	Decrease
Interest expense, net	$15,004	$16,737	$(1,733)	(10.4)%
As a percent of total revenues	5.0%	7.0%

Net interest expense of $15.0 million in the third quarter of fiscal 2022 decreased $1.7 million, or 10.4%, compared to the prior year third quarter, due to the impact of the refinancing of two tranches of senior notes at lower interest rates in the third quarter of the prior year, as well as a lower average level of outstanding debt. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 25,	June 26,
	2022	2021
Net loss	$(2,535)	$(26,021)
Add:
Provision for income taxes	271	173
Interest expense, net	15,004	16,737
Depreciation and amortization	14,009	27,254
EBITDA	26,749	18,143
Unrealized non-cash losses (gains) on changes in fair value of derivatives	921	(11,139)
Equity in earnings of unconsolidated affiliates	877	116
Pension settlement charge	634	142
Loss on debt extinguishment	—	16,029
Adjusted EBITDA	$29,181	$23,291

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

Nine Months Ended June 25, 2022 Compared to Nine Months Ended June 26, 2021

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 25,	June 26,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenues
Propane	$1,108,572	$958,641	$149,931	15.6%
Fuel oil and refined fuels	83,741	59,075	24,666	41.8%
Natural gas and electricity	31,165	23,461	7,704	32.8%
All other	40,356	39,337	1,019	2.6%
Total revenues	$1,263,834	$1,080,514	$183,320	17.0%
Retail gallons sold
Propane	339,954	357,443	(17,489)	(4.9)%
Fuel oil and refined fuels	20,478	21,301	(823)	(3.9)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2022 were 10% warmer than normal and 1% warmer than the prior year period. The weather during the first nine months of fiscal 2022 was characterized by widespread warm temperatures throughout most of our service territories during the critical month of December which lasted into early January. While a cooling trend arrived late in January, warmer weather returned in mid-February. The unseasonably warm and erratic weather pattern throughout the majority of fiscal 2022 led to inconsistent heat-related demand, while elevated selling prices due to significantly higher wholesale costs contributed to customer conservation. In addition, as more people continued to return to work in a post-COVID environment and outdoor heating needs moderated to more traditional pre-pandemic levels, resale volumes were negatively affected.

Revenues from the distribution of propane and related activities of $1,108.6 million increased $149.9 million, or 15.6%, compared to the prior year period, primarily due to higher average retail selling prices associated with higher wholesale costs, offset to an extent by lower volumes sold. Average propane selling prices increased 23.2% compared to the prior year period, reflecting a rise in average wholesale costs, resulting in a $205.0 million increase in revenues. Retail propane gallons sold decreased 17.5 million gallons, or 4.9%, compared to the prior year, resulting in a $45.5 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which decreased $9.6 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $83.7 million increased $24.7 million, or 41.8%, compared to the prior year period, primarily due to higher average selling prices associated with higher wholesale costs, partially offset by lower volumes sold. Average selling prices for fuel oil and refined fuels increased 47.5%, resulting in a $26.9 million increase in revenues. Fuel oil and refined fuels volumes sold decreased 0.8 million gallons, or 3.9%, resulting in a $2.2 million decrease in revenues.

Revenues in our natural gas and electricity segment of $31.2 million were $7.7 million, or 32.8%, higher than the prior year period, resulting from higher average selling prices, reflecting higher average wholesale costs, offset to an extent by lower volumes sold, primarily due to the impact of warmer temperatures on customer demand and a lower customer base.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended
	June 25,	June 26,		Percent
	2022	2021	Increase	Increase
Cost of products sold
Propane	$484,524	$358,292	$126,232	35.2%
Fuel oil and refined fuels	59,196	35,203	23,993	68.2%
Natural gas and electricity	20,818	12,858	7,960	61.9%
All other	11,761	11,649	112	1.0%
Total cost of products sold	$576,299	$418,002	$158,297	37.9%
As a percent of total revenues	45.6%	38.7%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices in the first nine months of fiscal 2022 were 62.2% and 88.1% higher than the prior year period, respectively. The net change in the fair value of derivative instruments resulted in a $1.5 million unrealized non-cash loss and a $17.6 million unrealized non-cash gain in the first nine months of fiscal 2022 and 2021, respectively, resulting in an increase of $19.1 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $484.5 million increased $126.2 million, or 35.2%, compared to the prior year period. Higher average wholesale costs contributed to a $135.6 million increase in cost of products sold, while lower volumes sold contributed to a $17.9 million decrease. Included within the propane segment are costs from other propane activities which decreased $10.6 million compared to the prior year due to a lower notional amount of hedging contracts used in risk management activities that were settled physically, coupled with the net increase in cost of products sold of $19.1 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $59.2 million increased $24.0 million, or 68.2%, compared to the prior year period. Higher average wholesale costs contributed to an increase in cost of products sold of $25.4 million, which was partially offset by the $1.4 million impact from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $20.8 million increased $8.0 million, or 61.9%, compared to the prior year period, primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 25,	June 26,		Percent
	2022	2021	Increase	Increase
Operating expenses	$334,229	$309,183	$25,046	8.1%
As a percent of total revenues	26.4%	28.6%

Operating expenses of $334.2 million for the first nine months of fiscal 2022 increased $25.0 million, or 8.1%, compared to the corresponding prior year period, due primarily to higher payroll and benefit-related costs, including higher variable compensation expense, higher vehicle lease and operating costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 25,	June 26,		Percent
	2022	2021	Increase	Increase
General and administrative expenses	$64,962	$57,866	$7,096	12.3%
As a percent of total revenues	5.1%	5.4%

General and administrative expenses of $65.0 million for the first nine months of fiscal 2022 increased $7.1 million, or 12.3%, compared to the prior year period, primarily due to higher payroll and benefit-related costs, including higher variable compensation expense given the year-over-year increase in earnings.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 25,	June 26,		Percent
	2022	2021	Decrease	Decrease
Depreciation and amortization	$44,356	$82,617	$(38,261)	(46.3)%
As a percent of total revenues	3.5%	7.6%

Depreciation and amortization expense of $44.4 million in the first nine months of fiscal 2022 decreased $38.3 million, or 46.3%, primarily as a result of lower amortization expense attributable to the conclusion of the amortization period for certain intangible assets from prior business acquisitions.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 25,	June 26,		Percent
	2022	2021	Decrease	Decrease
Interest expense, net	$45,557	$52,964	$(7,407)	(14.0)%
As a percent of total revenues	3.6%	4.9%

Net interest expense of $45.6 million in the first nine months of fiscal 2022 decreased $7.4 million, or 14.0%, compared to the prior year period, primarily due to the impact of the refinancing of two tranches of senior notes at lower interest rates in the third quarter of the prior year, as well as a lower average level of outstanding debt. See Liquidity and Capital Resources below for additional discussion.

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

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 25,	June 26,
	2022	2021
Net income	$193,865	$139,172
Add:
Provision for income taxes	171	936
Interest expense, net	45,557	52,964
Depreciation and amortization	44,356	82,617
EBITDA	283,949	275,689
Unrealized non-cash losses (gains) on changes in fair value of derivatives	1,442	(17,632)
Equity in earnings of unconsolidated affiliates	2,202	552
Pension settlement charge	634	712
Loss on debt extinguishment	—	16,029
Adjusted EBITDA	$288,227	$275,350

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2022 of $171.1 million decreased $9.6 million compared to the corresponding prior year period. The decrease was primarily due to a higher level of variable-based compensation payments for awards earned in the respective prior fiscal year, the payment of the employer portion of social security payroll tax that was deferred during a certain portion of fiscal 2020 under the CARES Act, and a larger increase in working capital compared to the prior year, which stemmed from the rise in average wholesale costs of propane (discussed above).

Investing Activities. Net cash used in investing activities of $64.3 million for the first nine months of fiscal 2022 consisted of capital expenditures of $33.3 million (including approximately $17.8 million to support the growth of operations and $15.5 million for maintenance expenditures), a $30.0 million investment in IH (plus direct transactions costs), $5.8 million used to fund the acquisition of certain assets of a retail propane business and additional investments in Oberon, partially offset by approximately $5.3 million in proceeds from the sale of property, plant and equipment, as well as the sale of certain assets and operations in a non-strategic market of the propane segment. See Item 1, Note 4 of this Quarterly Report.

Net cash used in investing activities of $27.8 million for the first nine months of fiscal 2021 consisted of capital expenditures of $21.8 million (including approximately $11.3 million to support the growth of operations and $10.5 million for maintenance expenditures), $8.3 million used to fund the acquisition of a retail propane business and other investment activities, partially offset by approximately $2.3 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities of $105.6 million for the first nine months of fiscal 2022 reflected $61.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2021 and first and second quarters of fiscal 2022, $40.6 million in net repayments under our revolving credit facility and other financing activities of $3.7 million.

Net cash used in financing activities for the first nine months of fiscal 2021 reflected $56.2 million paid for the quarterly distributions to Common Unitholders at a rate of $0.30 per Common Unit paid in respect of the fourth quarter of fiscal 2020 and the first and second quarters of fiscal 2021, and other financing activities of $3.6 million. Also reflected in financing activities for the first nine months of fiscal 2021 was proceeds of $650.0 million from the issuance of the 2031 Senior Notes which were used, along with borrowings of $125.0 million under our revolving credit facility, to repurchase, satisfy and discharge all of the previously outstanding 2024 Senior Notes and 2025 Senior Notes, with an aggregate par value of $775.0 million, as well as to pay tender premiums and other related fees of $11.3 million and debt issuance costs of $10.8 million, pursuant to a tender offer and redemption. For the nine months ended June 26, 2021, we utilized excess cash flows to repay $68.2 million of total debt.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 25, 2022, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $91.4 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement. Total long-term borrowings as of June 25, 2022 and June 26, 2021 was $1,091.4 million and $1,151.4 million, respectively. See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the credit agreement, for the trailing twelve-month period ended June 25, 2022, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of June 25, 2022, our borrowing capacity under the Revolving Credit Facility was $359.7 million.

The aggregate amounts of long-term debt maturities subsequent to June 25, 2022 are as follows: fiscal 2022: $-0-; fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $91.4 million; fiscal 2026: $-0-; and thereafter: $1,000.0 million.

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

On July 21, 2022, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the third quarter of fiscal 2022, payable on August 9, 2022 to holders of record on August 2, 2022.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At June 25, 2022, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $23.6 million and $7.3 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 25, 2022, we had accrued insurance liabilities of $65.4 million, and a receivable of $15.7 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 25, 2022, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of June 25, 2022.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 25, 2022 indicates a decrease in potential future net gains of $14.7 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 25, 2022. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 25, 2022, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 25, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about deemed purchases by the Partnership during the three months ended June 25, 2022 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
March 27, 2022 through April 23, 2022	2,152	$16.32	N/A	N/A
April 24, 2022 through May 21, 2022	—	—	N/A	N/A
May 22, 2022 through June 25, 2022	—	—	N/A	N/A
Total	2,152	$16.32	N/A	N/A
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

SUBURBAN PROPANE PARTNERS, L.P.

August 4, 2022	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 4, 2022	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller