Form 10-K
period 2022-09-24
SUBURBAN PROPANE PARTNERS LP
filed 2022-11-23
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 24, 2022

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

The aggregate market value as of March 25, 2022 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($16.27 per unit), was approximately $1,024,497,000. As of November 22, 2022, there were 63,485,760 Common Units of Suburban Propane Partners, L.P. outstanding.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 130

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
•
The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, including Russian military action in Ukraine, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters such as pandemics, including the COVID-19 pandemic;
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

PART I

ITEM 1. BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, renewable propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and are an investor in low-carbon fuel alternatives. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2022, that we are the third-largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2021. As of September 24, 2022, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 42 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. We sold approximately 401.3 million gallons of propane and 22.8 million gallons of fuel oil and refined fuels to retail customers during the year ended September 24, 2022. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

Direct and indirect subsidiaries of the Operating Partnership include Suburban Heating Oil Partners, LLC, which owns and operates the assets of our fuel oil and refined fuels business; Agway Energy Services, LLC, which owns and operates the assets of our natural gas and electricity business; Suburban Sales and Service, Inc., which conducts a portion of our service work and appliance and parts business; and Suburban Renewable Energy, LLC (“Suburban Renewables”), which serves as the platform for our investments in innovative renewable energy technologies and businesses. Our fuel oil and refined fuels, natural gas and electricity, services and renewable energy businesses are structured as either limited liability companies that are treated as corporations or corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.

During fiscal 2020, our Operating Partnership acquired a 38% equity interest in Oberon Fuels, Inc. (“Oberon”), which is a producer of an innovative, low carbon intensity renewable dimethyl ether (“rDME”) transportation fuel. Oberon is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon's rDME fuel is a cost-effective, low carbon intensity, zero-soot alternative to petroleum diesel, and when blended with propane can reduce propane's carbon intensity. In addition, rDME is also a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell industry.

During fiscal 2022, Suburban Renewables acquired a 25% equity interest in Independence Hydrogen, Inc. (“IH”), a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. Also in fiscal 2022, Suburban Renewables entered into an agreement to construct, own and operate a new biodigester system with Adirondack Farms (“Adirondack Farms”) in Clinton County, New York for the production of renewable natural gas (“RNG”).

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 24, 2022, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Strategic Investments in the Continued Build Out of Our Renewable Energy Platform. The economy-wide energy transition to a low-carbon world offers an opportunity for us to realize top-line organic growth through advancing the significant air quality and climate benefits of traditional propane, and through continued investments in the next generation of even cleaner and lower carbon renewable energy products. This dual approach has driven our engagement in particularly hard to abate segments, including heavy duty transportation and rural heating and cooking. Through our strategic investments in Oberon and IH, our collaboration with Adirondack Farms, and partnerships with key participants in the renewable energy sector, we have begun to develop an interconnected portfolio of renewable energy assets that are focused on the distribution of renewable fuels, including hydrogen and renewable natural gas. These investments and partnerships allow us to leverage our logistics expertise as local distributors of energy, support the country’s clean energy transition, and helps position the company for long-term growth and sustainability. As a company with a nearly 95-year legacy of being a trusted and reliable provider of energy and exceptional customer service, our goal is to lead the propane industry in the transition to a renewable energy future that provides value to our customers, Unitholders, employees, and the communities we serve in a way that ensures we can thrive in a carbon constrained world for the next 95 years.

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

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix. We focus internally on improving the efficiency of our existing operations, customer support, managing our cost structure, improving our customer mix, and hardening our cybersecurity defenses. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed. We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making. Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, customer onboarding and support, inventory and fixed assets control, cash management and customer tracking. We will continue to pursue operational efficiencies while staying focused on providing exceptional service to our customer base. Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management.

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

The Three Pillars of the Suburban Propane Experience. We execute the foregoing strategy within the framework of our three corporate pillars:

•
Go Green with Suburban Propane: our commitment to advancing the clean air and low-carbon benefits of traditional propane, and to invest in innovative technologies to bring the next generation of renewable energy solutions to market in support of the energy transition;
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

Propane

Propane is a by‑product of natural gas processing and petroleum refining. It is a clean burning energy source recognized for its transportability and ease of use relative to alternative forms of stand‑alone energy sources. Propane use falls into three broad categories:

•
residential, commercial and government applications;
•
industrial applications; and
•
agricultural uses.

In the residential, commercial and government markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers use propane generally as a motor fuel to power over‑the‑road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. It is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, propane becomes a flammable gas that is colorless and odorless, although an odorant is added to allow its detection. Propane is non-toxic, clean burning and, when consumed, produces virtually no particulate matter. In addition, our equity investment in Oberon is included within the propane segment.

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 700 locations in 42 states as of September 24, 2022. Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. As of September 24, 2022, we serviced approximately 949,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Approximately 60% of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through proprietary technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service heating and cooking appliances to customers who purchase propane from us and, at some locations, sell propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale. Approximately 96% of the propane gallons sold by us in fiscal 2022 were to retail customers: 43% of those propane gallons to residential customers, 38% to commercial customers, 10% to industrial customers, 5% to government customers and 4% to agricultural customers. The balance of approximately 4% of the propane gallons sold by us in fiscal 2022 were for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2022.

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

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2023. During fiscal 2022, Crestwood Equity Partners L.P. (“Crestwood”) and Targa Liquids Marketing and Trade LLC (“Targa”) provided approximately 31% and 16% of our total propane purchases, respectively. No other single supplier accounted for 10% or more of our propane purchases in fiscal 2022. The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Crestwood or Targa were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 85% of our total propane purchases were from domestic suppliers and 100% came from North America in fiscal 2022.

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

We own and operate a large propane storage facility in Elk Grove, California. We also operate smaller storage facilities in other locations throughout the Unites States and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 24, 2022, the majority of the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the U.S. Census Bureau’s 2021 American Community Survey, propane ranks as the third most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2020 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in December 2021, and LP/Gas Magazine dated February 2021, the ten largest retailers, including us, account for approximately 33% of total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors at any point in time.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 33,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2022 amounted to 22.8 million gallons. Approximately 66% of the fuel oil and refined fuels gallons sold by us in fiscal 2022 were to residential customers, principally for home heating, 6% were to commercial customers, and 8% to other users. Sales of diesel and gasoline accounted for the remaining 20% of total volumes sold in this segment during fiscal 2022. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 45% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through proprietary technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service heating equipment to customers who purchase fuel oil from us.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil and refined fuels revenues during fiscal 2022.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities that we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery, plus or minus a differential for transportation and volume discounts. We purchase fuel oil from approximately 20 suppliers at approximately 45 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2023.

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

We serve approximately 34,000 natural gas and electricity customers in New York, Pennsylvania and Maryland. An Order from the New York Public Service Commission (“NY PSC”) regarding low income consumers went into effect in 2018 and required that all energy service companies (“ESCOs”) stop serving certain low-income consumers. A similar order also went into effect in Pennsylvania in 2019. AES returned approximately 500 of its customers to local utility service in fiscal 2022 as a result of these orders. A second order (“Reset Order”) issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.” In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”). AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings. In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue. Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic. While the New York State of Emergency Order for COVID-19 ended in June 2021, other state of emergency orders were issued in July 2021 and remain in effect. Under New York laws, telemarketers are prevented from making cold sales calls during states of emergency. As a result, AES halted cold call telemarketing sales efforts in New York in March 2020, and this condition continues to remain in effect as of the date of this Annual Report.

During fiscal 2022, we sold approximately 1.5 million dekatherms of natural gas and 180.3 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 87% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing, direct mail initiatives, and digital marketing campaigns. Most local utility companies that AES is actively marketing have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as supply charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no receivables risk to AES.

Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers. Pricing under annual natural gas supply contracts is based on posted market prices at the time of delivery, and some contracts include a pricing formula that typically is based on prevailing market prices. The majority of our electricity requirements are purchased through the New York Independent System Operator (“NYISO”) and PJM Interconnection (“PJM”) under annual supply agreements, as well as purchase arrangements through other national wholesale suppliers on the open market. Electricity pricing under the NYISO and PJM agreements are based on local market indices at the time of delivery. Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

All Other

We sell, install and service various types of whole-house heating products, air cleaners, humidifiers and space heaters to the customers of our propane and fuel oil businesses. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business is primarily with small, local heating and ventilation providers and contractors, as well as, to a lesser extent, other regional service providers. The focus of our ongoing service offerings are in support of the service needs of our existing customer base within our propane and refined fuels business segments. Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities. Our equity investment in IH and investments in biodigester systems for the production of RNG are included within “all other”.

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

We own real property at locations where hazardous materials may be or may have been present as a result of prior activities. We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with aboveground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. As of September 24, 2022, we had accrued environmental liabilities of $1.5 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting. We believe that our operations are in compliance, in all material respects, with applicable worker health and safety standards. We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”). The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure. We have a number of facilities registered with the DHS, now referred to as the “Cybersecurity and Infrastructure Security Agency” or “CISA”.

Currently, we have submitted all required Top-Screens as defined by CISA and have developed approved Site Security Plans for our regulated or “tiered” facilities. Less than 5% of our facilities are designated as tiered facilities. We expect to continue to incur minor costs associated with administrative controls and enhanced cyber and physical security measures for those tiered facilities that are subject to ongoing compliance activity.

In 2009 the U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the EPA has implemented regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated entities. While the Partnership is not a regulated entity and propane is not a greenhouse gas, these regulations impact both our core business, as well as the retail sale of electricity and natural gas by AES. In June 2022, the U.S. Supreme Court issued a decision in West Virginia v. EPA, which did not preclude, but instead limited the EPA’s ability to regulate GHGs absent clear congressional authorization. The Court determined that the EPA’s emission reduction measures requiring an industry-wide shift in electricity production from coal- and natural gas-fired power plants to renewable power sources require specific congressional authorization which had not been given under the Clean Air Act. In August 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy.

Current EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in GHG emissions. Changes in the EPA administration may result in changes to the EPA’s prioritization of climate change mitigation. We cannot predict the impact of future changes to EPA’s prioritization of climate change mitigation or the impact of future GHG legislation or regulations on our business, financial conditions or operations in the future.

Regardless of what happens at the federal level, numerous states and municipalities have begun to adopt laws and policies to regulate GHG emissions. These regulatory actions could require us to incur increased expenses or lost revenue. We cannot predict when, or in what form, additional climate change laws and regulations will be enacted, and what effect such laws and regulations may have on our business, financial condition or operations in the future. These local, state, and prospective federal laws and regulations have sparked a shift in our industry toward the next generation of clean energy. We are an industry leader in this regard by making strategic investments so we can be positioned to have an adequate clean energy supply as these laws and regulations become operative. For example, we have taken a 38% equity stake in Oberon, a producer of low carbon intensity, rDME transportation fuel, a 25% equity stake in IH, a veteran-owned and operated start-up company developing a low carbon intensity gaseous hydrogen ecosystem, and we entered into an agreement to produce RNG at Adirondack Farms, a family owned dairy farm in upstate New York. We have also executed agreements to purchase and distribute renewable propane, which offers a low carbon intensity alternative to traditional propane, gasoline or diesel. We are committed to increasing the availability of; rDME blended propane, renewable propane, hydrogen, and RNG in the coming years.

Our investments in Oberon and IH as well as our agreement with Adirondack Farms are expected to result in the production of rDME, hydrogen, and RNG all of which, along with renewable propane, are products that present an opportunity to generate environmental attributes. The monetization of these environmental attributes occurs under several state and federal programs. At the federal level those programs include; the renewable fuel standard program (“RFS”) which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007, and the Inflation Reduction Act. At the state level, those programs include; the California Low Carbon Fuel Standard (“CA LCFS”), the Oregon Clean Fuels Program (“OR CFP”), and the Washington Clean Fuel Standard (“WA CFS”).

The RFS is administered by the EPA and requires the production and use of specific volumes with the goal of: increasing energy security by reducing dependence on foreign oil, establishing domestic biofuel industries, and improving environmental quality by reducing GHG emissions. The RFS seeks to achieve these goals by mandating that transportation fuels contain a minimum volume of renewable fuel. To enforce compliance, the EPA uses a credit system based on a biofuel’s renewable identification number (“RIN”). The amount of RIN credits (“RINs”) generated by each biofuel depends on the process and feedstock used to create the specific biofuel. There is a market for RINs and as we produce RFS compliant biofuel we expect to generate RINs which can be sold in the open market.

The Inflation Reduction Act will be administered by multiple federal agencies including EPA, U.S. Department of Energy (“DOE”) and the Internal Revenue Service of the U.S. Department of the Treasury (“IRS”). The goals of the Inflation Reduction Act include incentivizing the development and production of renewable energy. As of the fiscal year ending September 24, 2022, the EPA, DOE, and IRS had not commenced rule makings or issued guidance on the implementation of the Inflation Reduction Act. We cannot speculate on exactly how the Inflation Reduction Act will be implemented; however, the Act does contain numerus incentives for the production of clean energy for which certain of our renewable energy products, as well as those produced by Oberon and IH, are expected to qualify. These incentives include grants, loan guaranties, development funding, investment tax credits, and production tax credits.

At the state level, the CA LCFS, OR CFP, and WA CFS (collectively “LCFS Programs”) are administered by state agencies and have the goal of reducing GHG emissions from the transportation sector by lowering the carbon intensity of transportation fuels. While there are differences in the CA LCFS, OR CFP, and WA CFS, all LCFS Programs seek to achieve their goals through the use of a cap and trade program where low carbon intensity transportation fuels generate LCFS Program credits (“LCFS Credits”). In addition to our renewable energy product offerings, as well as those produced by Oberon and IH, traditional propane, when used as an engine fuel in LCFS Program states, also qualifies for LCFS Credits. As we sell LCFS Program compliant fuels, we generate LCFS Credits. There are individual state LCFS Credit markets under the various LCFS Programs, and we can sell our LCFS Credits in these respective open markets.

The climate change regulatory landscape is highly complex and continuously evolving. The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price. We cannot predict whether, or in what form, climate change legislation provisions and renewable energy standards may be enacted, and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products will be affected by increased temperature volatility, or increased temperatures generally, although if there is an overall trend of unseasonably warmer temperatures in the winter months, it could adversely affect our business.

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

ESG Strategy and Initiatives

We are committed to delivering safe, reliable, affordable, and low carbon intensity (“CI”) energy to our customers and the local communities we serve. We have made significant progress on our environmental, social and governance (“ESG”) initiatives, which accelerated with the launch of our Three Pillars of the Suburban Propane Experience in June 2019. The three essential pillars are: i) Go Green with Suburban Propane, ii) SuburbanCares, and iii) Suburban Commitment to Excellence. We identified these three critical corporate pillars to emphasize our ongoing commitment to excellence for the safety and comfort of our customers, our dedication to the safety and career development of our employees, our philanthropic efforts to give back to the communities we serve, our work to advocate for the inherent environmental advantages of using propane as a clean energy solution, our focus on supporting the sustainability needs of our customers and our ongoing strategic efforts to invest in and develop innovative solutions to help lead the way to lower greenhouse gas emissions. We are committed to implementing business strategies using a holistic approach to doing what is best for our customers, employees, the communities we serve and our investors. Effective ESG management for us supports our goal to create long-term value for our Unitholders and to support the interests of all stakeholders. Our Board of Supervisors takes an active role in overseeing the management of risks facing Suburban, including those impacted by ESG issues.

In support of our efforts to successfully manage and grow our business, we will continue to identify ways to include more ESG initiatives in our strategies that support our customers, employees, investors, and the communities we serve, including initiatives that support our three-pillars strategic plan. Advancing our focus on ESG initiatives will allow for increased engagement across our business and help us to continue to identify and meet the evolving expectations of our customers, employees, investors, and other stakeholders.

Environmental Initiatives

Our Go Green with Suburban Propane corporate pillar encompasses our commitment and efforts to promote the versatile, affordable, low CI and clean air benefits of traditional propane as one solution that can contribute to our customers achieving their sustainability goals and our efforts to contribute to the goals of reducing the nation’s carbon footprint and having a positive effect on climate change. Traditional propane is an alternative fuel under the Clean Air Act Amendments. Propane can offer immediate reductions in carbon emissions and immediate improvements in air quality over other traditional fuels, particularly in the transportation sector. Propane is non-toxic, does not produce sulfur dioxide and emits 60% to 70% fewer smog producing hydrocarbons than gasoline and diesel. Several states have implemented low-carbon fuel standards that recognize the environmental benefits of using propane to power over-the-road vehicles and forklifts. Through our dedicated sales efforts, we are actively promoting the use of propane in the transportation sector, and for each of the last three fiscal years, we sold an average of more than 28.7 million gallons of propane annually to the over-the-road vehicle and forklift markets.

With advancements in new technologies for the production of propane from renewable sources, as well as other technological advances to reduce the carbon intensity of traditional propane, our Go Green with Suburban Propane corporate pillar also underscores our commitment to invest in innovative solutions that can contribute to a sustainable energy future. Starting in fiscal year 2020, the Partnership made great strides in advancing our strategic growth initiatives through our Go Green with Suburban Propane corporate pillar. Specifically, we contracted for the supply and distribution of over 1.0 million gallons annually of renewable propane, to meet customer demand for a renewable energy source. In support of our long-term strategic growth initiative to build out a comprehensive renewable energy platform, we acquired a 38% equity stake in Oberon, a 25% stake in IH, and committed to building a dairy waste anaerobic digester in upstate New York for the production of renewable natural gas. Through our investment in Oberon, we have brought to market a new blended product Propane+rDME. This new product is a blend of traditional propane and rDME and has a lower CI than the traditional propane product. We are collaborating with Oberon and others to support continued development efforts to commercialize a Propane+rDME blended product, and have the exclusive right to market and sell Oberon’s rDME in North America.

In further support of the Partnership’s efforts to advance its Go Green with Suburban Propane corporate pillar, we have officially registered the Go Green with Suburban Propane logo with the United States Patent and Trademark office. As part of our commitment to innovating for a sustainable energy future, and in support of our strategic growth initiatives to build out a renewable energy platform, the Partnership also created an executive-level position (reporting directly to our President and Chief Executive Officer) entitled Vice President, Strategic Initiatives – Renewable Energy. This position focuses on identifying, analyzing and developing opportunities within the renewable energy space for potential future acquisitions, partnerships or collaborative arrangements that support the Partnership’s efforts to grow its overall business through investment in, and development of, innovative solutions that will help pave the way to lowering greenhouse gas emissions.

We present information about our commitment to sustainable and environmentally sound practices on the “Go Green” page on our website, which may be accessed at www.suburbanpropane.com/suburban-propane-experience/go-green. The information included on our “Go Green” page is not intended to be incorporated by reference into this Form 10-K Annual Report.

Social Initiatives

The Partnership has an almost 95-year legacy of an unwavering commitment to the highest standard for safety and outstanding customer service. From our origins as a family-owned business in 1928, we have maintained a family-oriented culture with deep roots in each of the local communities we serve. Our SuburbanCares corporate pillar highlights our continued dedication to philanthropic endeavors through the Partnership’s national partnership with the American Red Cross and countless local community sponsorships and events, as well as the many employee-focused initiatives that differentiate the Partnership as a great place to work. This pillar is supported by the tagline, “Suburban cares about our people and the communities we serve.”

During the fiscal year ending September 24, 2022, the Partnership placed a specific focus on partnering with organizations that provide much needed assistance in underserved communities throughout our operating footprint with food, shelter, educational supplies and many other essential items. We also entered into a partnership with the United States Army’s Partnership for Youth Success (“PaYS”) program, which guarantees soldiers an interview and possible employment within the Partnership upon completion of their service, and includes the Partnership in recruiting functions, community events and various outreach initiatives undertaken through the PaYS program. This year, our SuburbanCares activities were recognized by S&P Global - Platts Global Energy Awards as a finalist for Corporate Impact - Sustained Commitment. We also continued our ongoing support of the American Red Cross.

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

Governance Highlights

Several highlights that demonstrate our commitment to sound corporate governance include:

•
Supervisor and Committee Independence
o
Six of our seven Supervisors are independent, as of September 24, 2022
o
Our Audit, Compensation and Nominating/Governance Committees are fully independent
o
Independent Supervisors chair each of our Committees
•
Board Leadership and Engagement
o
An independent Supervisor chairs our Board
o
Independent Supervisors conduct executive sessions at meetings without the presence of members of management
o
Supervisors attended more than 75% of the total number of meetings of the Board and of the Committees of the Board on which such Supervisor served in fiscal 2022
•
Board Evaluations and Effectiveness
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

Cybersecurity

The Partnership’s cybersecurity program is based upon the National Institute of Standards of Technology (NIST) Cybersecurity Framework. Our program is comprehensive in scope and covers all of the Partnership’s general corporate Information Technology (IT) systems, as well as operational technology systems supporting our business. Our senior leadership team, along with our Audit Committee, receive regular and recurring program updates, metrics, and roadmaps to promote the effectiveness of the program and the alignment with the Partnership’s business objectives. Our program and controls are periodically reviewed and tested by independent third parties to enable the Partnership to employ industry best practices.

Employees

As of September 24, 2022, we had 3,174 full time employees, of whom 587 were engaged in general and administrative activities (including fleet maintenance), 37 were engaged in transportation and product supply activities and 2,550 were customer service center employees, as well as 95 part time employees. As of September 24, 2022, 55 of our employees were represented by seven different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. In addition, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 10% warmer than normal for each of fiscal 2022, fiscal 2021 and fiscal 2020, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”). If this trend continues, it could have a negative impact on our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

Our business and results of operations have been, and may continue to be, adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, unemployment rates, energy availability and costs, the negative impacts caused by pandemics and public health crises, and the effects of governmental initiatives to manage economic conditions.

Volatility in financial markets and deterioration of national and global economic conditions have impacted, and may again impact, our business and operations in a variety of ways, including as follows:

•
our customers may reduce their discretionary spending, or may forego certain purchases altogether, during economic downturns, and may reduce or delay their payments for our products as a result of significant unemployment or an inability to operate or make payments;
•
if volatile or negative economic conditions continue to impact our customers, it could lead to increases in customer payment default rates and/or related challenges in collecting on accounts receivable;
•
if a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions, our operations may be negatively impacted;
•
decreased demand in the residential, commercial, industrial, government, agricultural or wholesale markets may adversely affect our propane, fuel oil and refined fuels, and natural gas and electricity businesses;
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

Damage or disruption to our supply chain, including third-party production or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disasters, fires or explosions, terrorism, pandemics, strikes, government action, economic and operational considerations of producers and refineries, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to acquire sufficient supplies of the products we sell.

We have actively monitored and managed supply chain and logistical (including transport) issues and disruptions in the past. Although we source our propane, fuel oil and refined fuels, and natural gas from a broad group of suppliers, restrictions on businesses or volatility in the economy or supply chain could cause global supply, logistics and transport of these fuels to become constrained, which may cause the price to increase and/or adversely affect our ability to acquire adequate supplies to meet customer demand. The disruptions to the global economy over the past three years have impeded global supply chains, resulting in longer lead times and increased freight expenses in general. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, and strategically managing our purchasing functions and logistics in delivering our products and services. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, our ability to deliver our products and services or the costs associated therewith, will not have a material adverse effect on our business, financial condition and results of operations.

Sudden increases in our costs to acquire and transport propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, or inflationary conditions, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product, and retail sales price. Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity and length of winter weather, natural disasters, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints, general inflationary pressures or delays in shipping availability, backlogs at shipping ports or other points of entry, and lack of available trucking or other shipping means. Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense. As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities may be materially higher at least on a short-term basis. Because we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability. Due to high inflation in the United States during fiscal 2022, we have experienced higher commodity, transportation and labor costs and the cost of tanks and other equipment, which have impacted our profitability in recent periods and may continue to do so while high inflationary conditions exist. In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

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

Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control. Therefore, our average retail sales prices can vary significantly within a heating season, or from year to year, as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions. During periods with high product costs for propane, fuel oil and other refined fuels and natural gas, our selling prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our products. In recent months, higher commodity, transportation and labor costs due to inflationary conditions have impacted wholesale prices and caused certain customers to reduce their consumption of energy. This has had a negative impact on our sales and profitability, and may continue to do so while such inflationary conditions continue.

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

Our business and operating results are materially affected by worldwide economic conditions. Conditions in the global capital and credit markets, as well as general economic pressures, including high inflation and temporary or prolonged recessionary conditions, could impact consumer and/or business confidence and increase market volatility, which could negatively affect business activity generally. This situation, especially when coupled with increasing energy prices, may cause our customers to experience cash flow shortages which in turn may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, any disruptions in the U.S. residential mortgage market (as a result of changes in tax laws or otherwise) and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

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
•
increased competition for drivers and technicians in the industry, which impacts compensation for those positions; and
•
a changing workforce demographic with a lack of younger employees who are qualified to join or replace aging drivers and technicians as they retire.

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

The risk of terrorism, political unrest and the current hostilities in the Middle East or other energy producing regions, including Russian military action in Ukraine, has adversely affected, and may continue to adversely affect the economy and the price and availability of propane, fuel oil and other refined fuels and natural gas.

Terrorist attacks, political unrest and hostilities in the Middle East or other energy producing regions could likely lead to increased volatility in the price and availability of propane, fuel oil and other refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane and fuel oil), and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane, fuel oil and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely impact our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or military conflict could also affect our ability to raise capital. The ongoing conflict in Ukraine as a result of Russia’s significant military action has caused, and could intensify, volatility in the price and supply of natural gas, oil, and propane and other refined fuels. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in the price and supply of natural gas, oil and propane and other refined fuels. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. To the extent that the Russian military action in Ukraine persists and related price volatility and geopolitical instability continues, and to the extent that any potential military action intensifies in the region or in other parts of the world which may further increase volatility in the price and supply of natural gas, oil, propane and other refined fuels, our business and results of operations could be adversely impacted.

Our financial condition and results of operations may be adversely affected by governmental regulation and associated environmental and health and safety costs.

Our business is subject to a wide range of federal, state and local laws and regulations related to environmental, health and safety matters; including those concerning, among other things, the investigation and remediation of contaminated soil, groundwater and other environmental resources, the transportation of hazardous materials and guidelines and other mandates with regard to the health and safety of our employees and customers. These requirements are complex, changing and tend to become more stringent over time. In addition, we are required to maintain various permits that are necessary to operate our facilities and equipment, some of which are material to our operations. There can be no assurance that we have been, or will be, at all times in complete compliance with all legal, regulatory and permitting requirements or that we will not incur significant costs in the future relating to such requirements. Violations could result in penalties, or the curtailment or cessation of operations.

The generation and monetization of the environmental attributes resulting from our investments in Oberon and IH, our agreement with Adirondack Farms to build an anaerobic digester, and our sale of renewable propane are contingent on several state and federal programs; including the RFS, the Inflation Reduction Act, CA LCFS, OR CFP, and WA CFS. Changes to the enabling legislation and/or changes in the regulations implementing those programs could change, or eliminate, the availability and value of RINs and LCFS Credits. Additionally, the open markets where RINs and LCFS Credits are traded have experienced increased volatility over the past year and continued volatility in the future may adversely impact the value of RINs and LCFS Credits sold by the Partnership. Currently, income from RIN and LCFS Credit is not material to the Partnership results of operations; however, as we continue to invest in the build out of our renewable energy platform, we anticipate increased RIN and LCFS Credit income as well as financial benefits from investment tax credits and production tax credits.

There is increasing interest at the federal, state, and local level to further regulate GHG emissions by incentivizing the production of renewable energy and disincentivizing the use of fossil fuels. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, it is possible, especially in the short term, that such growth will be outweighed by restrictions placed on our sale of propane, fuel oil and refined fuels, and natural gas. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

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

The deregulated retail natural gas and electricity industries in which AES participates are highly competitive. New York has instituted significant regulation of these industries, and other states have changed business rules to provide further protections to consumers. An Order from the NY PSC regarding low income consumers went into effect in 2018 and required that all ESCOs stop serving low-income consumers. As a result, AES returned approximately 8,400 of our customers to local utility service. A Reset Order issued by the NY PSC in 2016 attempted to impose rules that would have allowed the NY PSC to regulate ESCO pricing, which was subsequently challenged and struck down by the New York Supreme Court. On appeal, the New York State Court of Appeals issued a ruling in 2019 that held that the NY PSC cannot regulate ESCO pricing, but does have the ability to restrict an ESCO’s access to the utility distribution system if the NY PSC determines that an ESCO’s pricing is not “just and reasonable.” In December 2019, the NY PSC issued a Second Reset Order that imposed product, pricing, and other requirements on ESCOs. AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings. In

September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue.

These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies and practices. Two such lawsuits were commenced against AES in 2017 and 2018, involving New York and Pennsylvania customers. AES filed motions to dismiss both actions on procedural and substantive grounds. The United States District Court for the Western District of Pennsylvania granted AES’s motion and dismissed the plaintiff’s complaint with prejudice, finding that AES did not breach its contract or defraud customers. In August of 2020, the Third Circuit Court of Appeals affirmed the dismissal of plaintiff’s complaint. In the New York action, the United States District Court for the Northern District of New York granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s statutory consumer fraud and breach of contract causes of action to proceed. The court granted summary judgment in our favor on the remaining counts and the complaint was dismissed in full. The plaintiff has filed an appeal to the Second Circuit Court of Appeals. While AES believes that the appeal is without merit and intends to vigorously defend itself in the matter, we are unable to predict at this time the ultimate outcome of the New York action. However, if we are ultimately unable to successfully defend our AES business in this class action lawsuit, a decision rendered against AES could have an adverse impact on our business and operations.

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

In June 2022, the U.S. Supreme Court issued a decision in West Virginia v. EPA, which did not preclude, but instead limited the EPA’s ability to regulate GHGs absent clear Congressional authorization. The Court determined that the EPA’s emission reduction measures requiring an industry-wide shift in electricity production from coal- and natural gas-fired power plants to renewable power sources require specific congressional authorization, which had not been given under the Clean Air Act. We cannot predict the impact of the Supreme Court’s decision on future GHG regulation, or the impact of any future GHG legislation on our business, financial conditions or operations in the future.

Current EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in GHG emissions. Changes in the EPA administration may result in changes to the EPA’s prioritization of climate change mitigation measures. We cannot predict the impact of future changes to EPA’s prioritization of climate change mitigation or the impact of future GHG legislation or regulations on our business, financial condition or operations in the future.

Numerous states and municipalities have also adopted laws and policies on climate change and GHG emission reduction targets. For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide climate action framework which includes a target to reduce net GHG emissions to zero by 2050. The SEC has also proposed sweeping climate-change related disclosure rules that, if adopted, would require significant disclosure regarding GHG emissions and would require significant time and expense to collect and prepare the information which may need to be gathered due to new disclosure requirements and any regulatory requirements for independent attestation as to such disclosures.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict when or in what form climate change legislation provisions and renewable energy standards may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by changes in regulations or increased temperature volatility, although if there is an overall trend of warmer winter temperatures, it could adversely affect our business.

The generation and monetization of environmental attributes resulting from our investments in Oberon and IH, our agreement with Adirondack Farms to build an anaerobic digester, and our sale of renewable propane are contingent on several state and federal programs; including the RFS, the Inflation Reduction Act, CA LCFS, OR CFP, and WA CFS. Changes to the enabling legislation and/or changes in the regulations implementing those programs could change, or eliminate, the availability and value of RINs and LCFS Credits. Additionally, the open markets where RINs and LCFS Credits are traded have experienced volatility over the past year and may experience continued volatility in the future. There is increasing interest at the federal, state, and local level to further regulate GHG emissions by incentivizing the production of renewable energy and disincentivizing the use of fossil fuels. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, our sale of propane, fuel oil and refined fuels, and natural gas may experience significant negative impact from the restrictions placed on the use of fossil fuels. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

The federal, state and local climate change regulatory landscape is highly complex and rapidly and continuously evolving. Failure to comply with these federal and state regulations and future laws and regulations designed to reduce GHG emissions and address climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations. We cannot predict the impact these and future regulations, and the unattainability, reduction or elimination of government and economic incentives could have on our business, financial conditions or results of operation.

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

Our renewable fuel investment projects are subject to a number of risks, including the willingness of customers to adopt these fuels, the financing, construction and development of facilities, our ability to generate a sufficient return on our investments, our dependence on third-party partners, and increased regulation and dependence on government funding for commercial viability.

We have expanded our Go Green with Suburban Propane corporate pillar with our investments in renewable and low-carbon energy sources offered through our investments in Oberon and IH and our agreement to build an anaerobic digester at Adirondack Farms. The success of these businesses is subject to a number of factors and risks, including unpredictability and uncertainty as to the willingness of customers in their intended markets to adopt the use of these fuels, and will be dependent upon perceptions about the benefits of these fuels relative to other alternative fuels; increases, decreases or volatility in demand; use and prices of crude oil, gasoline and other fuels and energy sources; and the adoption or expansion of government policies, programs, funding or incentives in favor of these or alternative fuels.

The success of our existing and future investments in our renewable energy platform will depend on our ability to successfully develop, market and distribute the specific renewable energy products. In addition, the acquisition, financing, construction and development of these projects involves numerous risks; including the ability to obtain financing for a project on acceptable terms or at all; difficulties in identifying, obtaining, and permitting suitable sites for new projects; failure to obtain all necessary rights to land access and use; inaccuracy of assumptions with respect to the cost and schedule for completing construction; delays in deliveries or increases in the price of equipment; permitting and other regulatory issues, license revocation and changes in legal requirements. Our development of lower carbon intensity fuels through our investments exposes us to risks related to the supply of and demand for those lower carbon intensity fuels, the cost of capital expenditures, government regulation, and economic conditions, among other factors. The development of these products may also be negatively affected by production risks resulting from mechanical breakdowns, faulty technology, competitive markets, or changes to the laws and regulations that mandate the use of renewable energy sources, and the other regulatory risks discussed above under the caption, “The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide.”

We face risks related to our reliance on particular management information systems and communication networks to effectively manage all aspects of our delivery of propane.

We depend heavily on the performance and availability of our management information systems and those of our third-party vendors, websites and network infrastructure to attract and retain customers, process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations, assist in delivering our products on a timely basis and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. Any failure or disruption in the availability or operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key third-party providers or failure to continue to modify such systems effectively as our business expands could create negative publicity that damages our reputation or otherwise adversely impact our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks, but they cannot fully eliminate the risks as a failure or disruption could be experienced in any of our information systems.

We face risks related to cybersecurity breaches of our systems and information technology and those of our third-party vendors.

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

As of September 24, 2022, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $89.6 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes or the senior secured revolving credit facility. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

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

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 24, 2022.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to allocate any such tax liability to our current and former Unitholders in accordance with their interests in us during the year under audit. However, we may not be able to (or may not choose to) so allocate that tax liability, and may not be able to (or may choose not to) similarly allocate state income or similar tax liability resulting from adjustments in states in which we do business in the year under audit or in the adjustment year; instead, we may pay the tax. Accordingly, our current Unitholders may bear some or all of the audit adjustment, even if such Unitholders did not own units during the tax year under audit. If we make payments of taxes, penalties and interest resulting from audit adjustments, cash available to service debt or to make distributions to our Unitholders could be substantially reduced.

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

Investment in Common Units by certain tax-exempt entities and foreign persons raises issues specific to them. For example, virtually all of our taxable income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Further, a tax-exempt entity with more than one unrelated trade or business (including by attribution from an investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. A foreign person who sells or otherwise disposes of a Common Unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that Common Unit. In general, a 10% withholding tax is imposed on the amount realized on the disposition of a partnership interest by a foreign person if any gain on the transfer of such interest would be treated as giving rise to effectively connected income. However, such withholding tax obligation is currently suspended in the case of a disposition of certain publicly traded partnership interests until further guidance is provided. If guidance is provided, the withholding tax may apply.

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

Because we cannot match transferors and transferees of Common Units and because of other reasons, uniformity of the economic and tax characteristics of the Common Units to a purchaser of Common Units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions that may be inconsistent with Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a Unitholder or result in a tax imposed upon us and borne by current Unitholders even if such Unitholder did not own units during the tax year under audit. A successful IRS challenge also could affect the timing of tax benefits or the amount of gain from the sale of Common Units, and could have a negative impact on the value of our Common Units or result in audit adjustments to a Unitholder’s income tax return.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 24, 2022, we owned approximately 73% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 24, 2022, we had a fleet of 11 transport truck tractors, of which we owned 6, and 33 railroad tank cars, of which we owned none. In addition, as of September 24, 2022 we had 1,113 bobtail and rack trucks, of which we owned 8%, 108 fuel oil tankwagons, of which we owned 23%, and 1,318 other delivery and service vehicles, of which we owned 22%. We lease the vehicles we do not own. As of September 24, 2022, we also owned approximately 836,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 56,000 customer propane storage tanks with typical capacities of over 500 gallons and 261,000 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3. LEGAL PROCEEDINGS

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this regard, our natural gas and electricity business was sued in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The case was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed. On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full. The plaintiff has filed an appeal to the Second Circuit Court of Appeals. We believe that the appeal is without merit. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our accrued insurance liabilities, we do not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a)
Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 21, 2022, there were 497 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

On October 20, 2022, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 24, 2022. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit.

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

The wholesale cost of propane was elevated compared to recent historical averages coming into fiscal 2022, and continued to rise during much of the first half of fiscal 2022 as U.S. propane inventory levels were well below historical averages. This was due to an imbalance between supply and demand, as well as from macroeconomic and geopolitical factors, such as Russia’s invasion of Ukraine, which impacted commodity prices both globally and in the United States. However, as we progressed through the second half of the fiscal year, the nation’s propane inventory levels improved as higher propane production outpaced demand, which led to a decline in wholesale propane prices. According to the Energy Information Administration, U.S. propane inventory levels at the end of September 2022 were 84.4 million barrels, which was 16.7% higher than September 2021 levels and 2.2% lower than the five-year average for

September. Despite the improvement in propane inventory levels and the resulting decline in wholesale propane prices during the second half of the fiscal year, average posted propane prices (basis Mont Belvieu, Texas) for fiscal 2022 were 39.1% higher than the prior year. Consistent with our established practice, we adjusted customer pricing as market conditions allowed.

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

Impact of COVID-19 Pandemic on Customer Demand Patterns

The COVID-19 pandemic has resulted in commodity and stock market volatility, significant government stimulus and uncertainty about economic conditions. As a result, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020, as well as an increase in usage in our residential and certain other customer segments that benefited from stay-at-home initiatives and the demand for temporary, portable energy solutions. As economic and business conditions continue to evolve, more people are returning to work and demand in these residential and certain other customer segments have moderated back to more historical levels. Nonetheless, as we navigate through fiscal 2023 and beyond, we continue to refine alternative operational plans, inclusive of manpower levels, to address different customer demand scenarios, and to adapt our operational model to the potential for shifting demand patterns in the future.

Inflation and Other Cost Increases

In addition to the evolving impact of the COVID-19 pandemic, we have been impacted by other global and economic events. We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including higher wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor, vehicle and transportation costs, and the cost of tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

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

Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs. We use the Society of Actuaries’ mortality scale (MP-2021) and other actuarial life expectancy information when developing the annual mortality assumptions for our pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.

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

Results of Operations and Financial Condition

Net income for fiscal 2022 was $139.7 million, or $2.21 per Common Unit, compared to $122.8 million, or $1.96 per Common Unit, in fiscal 2021.

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $15.3 million, or 5.6%, to $291.0 million for fiscal 2022, compared to $275.7 million in the prior year.

Retail propane gallons sold in fiscal 2022 of 401.3 million gallons decreased 4.4% compared to the prior year, primarily due to unseasonably warm and inconsistent temperatures throughout the heating season, customer conservation stemming from the high commodity price environment, and more normalized volumes in certain customer segments that benefitted from COVID restrictions in previous years. Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2022 were 10% warmer than normal and comparable to the prior year. However, average temperatures during the critical heat-related demand months of December 2021 through February 2022 were approximately 2.0% warmer than the same period in the prior year.

Average propane prices (basis Mont Belvieu, Texas) for fiscal 2022 increased 39.1% compared to the prior year. Total gross margin for fiscal 2022 of $789.3 million decreased $13.9 million, or 1.7%, compared to the prior year. Gross margin for fiscal 2022 included a $27.9 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $43.1 million unrealized gain in the prior year. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the unrealized mark-to-market adjustments, gross margin for fiscal 2022 increased $57.1 million, or 7.5%, compared to the prior year, primarily due to prudent selling price management during a rising and volatile commodity price environment, as well as from the favorable impact of commodity hedges that matured during the period. Our hedging and risk management activities are intended to reduce the effect of price volatility associated with forecasted purchases of propane and propane sold on a fixed price basis. The commodity hedges that matured during fiscal 2022 were principally comprised of net long positions that were favorably impacted from the significant rise in commodity prices.

Combined operating and general and administrative expenses of $524.2 million for fiscal 2022 increased 8.0% compared to the prior year, primarily due to higher payroll and benefit-related expenses, higher vehicle lease and operating costs, higher variable compensation, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

During fiscal 2022, we utilized cash flows from operating activities to repay $42.4 million of debt. As a result of the combination of higher earnings and lower debt, our consolidated leverage ratio, as defined in our credit agreement, improved to 3.60x for the fiscal year ended September 24, 2022.

In addition to the improvement in earnings, we succeeded in accomplishing a number of significant goals in fiscal 2022 that provide further support for our long-term strategic growth initiatives. The following highlights a few noteworthy accomplishments for fiscal 2022:

•
We acquired a 25% equity stake in Independence Hydrogen, Inc. (“IH”), a veteran-owned and operated start-up company developing a gaseous hydrogen ecosystem, for $30.0 million;
•
We made additional investments in Oberon Fuels, Inc. (“Oberon”), to support the commercialization of renewable dimethyl ether (“rDME”) as a blend with propane, including our construction of the world’s first commercial Propane+rDME blending facility in our Placentia, California location;
•
We entered into an agreement with Adirondack Farms, a family-owned dairy farm in upstate New York, to produce renewable natural gas from dairy cow manure;
•
We announced a collaboration agreement with Iwatani Corporation of America, a wholly owned subsidiary of Iwatani Corporation, Japan’s largest distributor of propane and only fully integrated supplier of hydrogen, to help accelerate the adoption of Propane+rDME, and to explore opportunities to further advance investments in the hydrogen infrastructure in the United States;
•
We acquired and successfully integrated a well-run propane business in an attractive market in New Mexico;

•
We extended our reach in certain strategic markets that were not previously served by our existing propane footprint; and,
•
We strengthened our balance sheet by reducing debt by over $42.0 million with cash flows from operating activities.

On October 20, 2022, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 24, 2022. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit. The distribution was paid on November 8, 2022 to Common Unitholders of record as of November 1, 2022.

As we look ahead to fiscal 2023, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $45.0 million; (ii) capital expenditures of approximately $33.0 million to support the buildout of our renewable energy platform; (iii) approximately $63.8 million of interest and income tax payments; and (iv) approximately $82.4 million of distributions to Unitholders, based on the current annualized rate of $1.30 per Common Unit. Based on our liquidity position, which includes availability of funds under the revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Although uncertainties exist regarding the long-term impact of the COVID-19 pandemic on the economy and businesses, effects from the conflict in Ukraine and related price volatility and geopolitical instability and continued inflationary impacts on commodity prices and our expense base, we believe our efficient and flexible business model, as well as the recent steps taken to strengthen our balance sheet, leave us well positioned to manage our business through such uncertainties as they continue to unfold. Nonetheless, as we progress through fiscal 2023, we will continue to adapt to these and other changing circumstances and make decisions to help ensure the long-term sustainability of our businesses, and to be able to be opportunistic for strategic growth initiatives.

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenues
Propane	$1,313,556	$1,140,457	$173,099	15.2%
Fuel oil and refined fuels	95,157	67,104	28,053	41.8%
Natural gas and electricity	39,511	30,425	9,086	29.9%
All other	53,241	50,769	2,472	4.9%
Total revenues	$1,501,465	$1,288,755	$212,710	16.5%
Retail gallons sold
Propane	401,322	419,758	(18,436)	(4.4)%
Fuel oil and refined fuels	22,767	24,039	(1,272)	(5.3)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2022 were 10% warmer than normal and comparable to the prior year period. The weather during fiscal 2022 was characterized by widespread warm temperatures throughout most of our service territories during the critical heat-related demand month of December which lasted into much of January. While a cooling trend arrived late in January, warmer weather returned in mid-February. Average temperatures during the critical heat-related demand months of December 2021 through February 2022 were approximately 2% warmer than the same period in the prior year. The unseasonably warm and erratic weather pattern throughout the majority of fiscal 2022 led to inconsistent heat-related demand, while elevated selling prices due to significantly higher wholesale costs contributed to customer conservation. In addition, volumes in the prior year benefitted from incremental outdoor heating and cooking demand associated with COVID-19 restrictions and more consumers staying at home at that time.

Revenues from the distribution of propane and related activities of $1,313.6 million for fiscal 2022 increased $173.1 million, or 15.2%, compared to $1,140.5 million for the prior year, primarily due to higher average retail selling prices associated with higher wholesale costs, offset to an extent by lower volumes sold. Average propane selling prices for fiscal 2022 increased 21.9% compared to the prior year, reflecting a rise in average wholesale costs, resulting in a $232.3 million increase in revenues. Retail propane gallons sold decreased 18.4 million gallons, or 4.4%, to 401.3 million gallons, resulting in a decrease in revenues of $48.7 million. Included within the propane segment are revenues from risk management activities of $20.0 million for fiscal 2022, which decreased $10.5 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $95.2 million for fiscal 2022 increased $28.1 million, or 41.8%, from $67.1 million for the prior year, primarily due to higher average selling prices associated with higher wholesale costs, partially offset by lower volumes sold. Average selling prices for fuel oil and refined fuels increased 49.7%, resulting in a $31.5 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 1.3 million gallons, or 5.3%, resulting in a $3.4 million decrease in revenues.

Revenues in our natural gas and electricity segment increased $9.1 million, or 29.9%, to $39.5 million in fiscal 2022 compared to $30.4 million in the prior year, resulting from higher average selling prices, reflecting higher average wholesale costs, offset to an extent by lower volumes sold, primarily due to the impact of warmer temperatures on customer demand and a lower customer base.

Cost of Products Sold

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2022	2021	Increase	Increase
Cost of products sold
Propane	$601,081	$411,720	$189,361	46.0%
Fuel oil and refined fuels	68,298	41,158	27,140	65.9%
Natural gas and electricity	27,256	17,515	9,741	55.6%
All other	15,488	15,085	403	2.7%
Total cost of products sold	$712,123	$485,478	$226,645	46.7%
As a percent of total revenues	47.4%	37.7%

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

From a commodity perspective, as discussed above, wholesale propane prices trended higher throughout much of the first half of the fiscal year before generally receding during the second half of the fiscal year. Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2022 were 39.1% and 81.6% higher than the prior year, respectively. The net change in the fair value of derivative instruments during the fiscal year resulted in unrealized non-cash losses of $27.9 million and unrealized non-cash gains of $43.1 million reported in cost of products sold in fiscal 2022 and 2021, respectively, resulting in a year-over-year increase of $71.1 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $601.1 million for fiscal 2022 increased $189.4 million, or 46.0%, compared to the prior year. Higher average wholesale costs contributed to a $148.6 million increase in cost of products sold, while lower volumes sold contributed to a $19.4 million decrease. Included within the propane segment are costs from other propane activities which decreased $10.9 million compared to the prior year due to a lower notional amount of hedging contracts used in risk management activities that were settled physically, coupled with the net increase in cost of products sold of $71.1 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $68.3 million for fiscal 2022 increased $27.1 million, or 65.9%, compared to the prior year. Higher average wholesale costs contributed to an increase in cost of products sold of $29.3 million, while lower volumes sold contributed to a $2.2 million decrease.

Cost of products sold in our natural gas and electricity segment of $27.3 million for fiscal 2022 increased $9.7 million, or 55.6%, compared to the prior year, primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2022	2021	Increase	Increase
Operating expenses	$442,411	$411,390	$31,021	7.5%
As a percent of total revenues	29.5%	31.9%

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

Operating expenses of $442.4 million for fiscal 2022 increased $31.0 million, or 7.5%, compared to $411.4 million in the prior year, due primarily to higher payroll and benefit-related costs, including higher variable compensation expense, higher vehicle lease and operating costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2022	2021	Increase	Increase
General and administrative expenses	$81,756	$74,096	$7,660	10.3%
As a percent of total revenues	5.4%	5.7%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $81.8 million for fiscal 2022 increased $7.7 million, or 10.3%, compared to $74.1 million in the prior year, primarily due to higher payroll and benefit-related costs, including higher variable compensation expense given the year-over-year increase in earnings, as well as other inflationary effects on our expense base.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2022	2021	Decrease	Decrease
Depreciation and amortization	$58,848	$104,555	$(45,707)	(43.7)%
As a percent of total revenues	3.9%	8.1%

Depreciation and amortization expense of $58.8 million in fiscal 2022 decreased $45.7 million from $104.6 million in the prior year, primarily as a result of lower amortization expense attributable to the conclusion of the amortization period for certain intangible assets from prior business acquisitions.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2022	2021	Decrease	Decrease
Interest expense, net	$60,658	$68,132	$(7,474)	(11.0)%
As a percent of total revenues	4.0%	5.3%

Net interest expense of $60.7 million for fiscal 2022 decreased $7.5 million from $68.1 million in the prior year, primarily due to the impact of the refinancing of two tranches of senior notes at lower rates in the third quarter of the prior year, as well as a lower average level of outstanding debt. During fiscal 2022, we reduced total outstanding borrowings by $42.4 million with cash flows from operating activities. See Liquidity and Capital Resources below for additional discussion.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2022 amounted to $139.7 million, or $2.21 per Common Unit, compared to $122.8 million, or $1.96 per Common Unit, in fiscal 2021. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2022 amounted to $259.6 million, compared to $296.6 million for fiscal 2021.

Net income and EBITDA for fiscal 2022 included (i) a $2.6 million loss on our equity investments in unconsolidated affiliates; and (ii) a $0.8 million pension settlement charge. Net income and EBITDA for fiscal 2021 included (i) a $16.0 million loss on debt extinguishment; (ii) a $4.3 million charge resulting from our withdrawal from a multi-employer pension plan; (iii) a $1.0 million pension settlement charge; and (iv) a $0.9 million loss on our equity investment in an unconsolidated affiliate. Excluding the effects of these items, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA increased to $291.0 million for fiscal 2022, compared to Adjusted EBITDA of $275.7 million for fiscal 2021.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 24,	September 25,
	2022	2021
Net income	$139,708	$122,793
Add:
Provision for income taxes	429	1,110
Interest expense, net	60,658	68,132
Depreciation and amortization	58,848	104,555
EBITDA	259,643	296,590
Unrealized non-cash losses (gains) losses on changes in fair value of derivatives	27,929	(43,121)
Loss on debt extinguishment	—	16,029
Multi-employer pension plan withdrawal charge	—	4,317
Pension settlement charge	840	958
Equity in earnings of unconsolidated affiliates	2,614	907
Adjusted EBITDA	$291,026	$275,680

We also reference gross margins, computed as revenues less cost of products sold as those amounts are reported on the consolidated financial statements. Our management uses gross margin as a supplemental measure of operating performance and we are including it as we believe that it provides our investors and industry analysts with additional information that we determined is useful to evaluate our operating results. As cost of products sold does not include depreciation and amortization expense, the gross margin we reference is considered a non-GAAP financial measure.

Fiscal Year 2021 Compared to Fiscal Year 2020

We are omitting from this section our discussion of the earliest of the three years of financials included in this Form 10-K. The discussion for fiscal year 2021 compared to fiscal year 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 25, 2021, which was filed with the SEC on November 24, 2021.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2022 amounted to $220.5 million, a decrease of $6.0 million compared to the prior year. The decrease was primarily due to a higher level of variable-based compensation payments for awards earned in the respective prior fiscal year, the payment of the employer portion of social security payroll tax that was deferred during a certain portion of fiscal 2020 under the CARES Act, and a larger increase in working capital compared to the prior year, which stemmed from the rise in average wholesale costs of propane (discussed above).

Investing Activities. Net cash used in investing activities of $94.4 million for fiscal 2022 consisted of capital expenditures of $44.4 million (including $24.3 million to support the growth of operations and $20.1 million for maintenance expenditures), a $30.0 million investment in IH (plus direct transactions costs), as well as $25.6 million used in the acquisition of a retail propane business and other investing activities involving Oberon (see Part IV, Note 4 of this Annual Report in relation to these transactions). This was partially offset by approximately $6.0 million in net proceeds from the sale of property, plant and equipment, as well as the sale of certain assets and operations in a non-strategic market of the propane segment.

Net cash used in investing activities of $34.1 million for fiscal 2021 consisted of capital expenditures of $29.9 million (including $15.4 million to support the growth of operations and $14.5 million for maintenance expenditures), $8.7 million used in the acquisition of a retail propane business and other investing activities involving Oberon, partially offset by $4.5 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for fiscal 2022 of $127.8 million reflected the quarterly distribution to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2021 and the first three quarters of fiscal 2022, net repayments of borrowings under our revolving credit facility of $42.4 million, and other financing activities of $3.7 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 24, 2022, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million of the 2031 Senior Notes and $89.6 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement. See Part IV, Note 10 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 24, 2022 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $89.6 million; fiscal 2026: $-0-; fiscal 2027: $350.0 million; and thereafter: $650.0 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our credit agreement, represents Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period. To calculate the Total Consolidated Leverage Ratio, divide gross borrowings outstanding as of the current period’s balance sheet date by our Adjusted EBITDA.

(Dollars in thousands)
	Fiscal	Fiscal
	2022	2021
Long-term borrowings	$1,089,600	$1,132,000

Adjusted EBITDA	291,026	275,680
Compensation costs recognized under Restricted Unit Plans	11,253	10,073
Adjusted EBITDA for use in calculation	302,279	285,753

Total Consolidated Leverage Ratio	3.60 x	3.96 x

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

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. We made contribution payments to the defined benefit pension plan of $3.3 million, $6.3 million and $3.8 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of September 24, 2022 and September 25, 2021, the plan’s projected benefit obligation exceeded the fair value of plan assets by $20.8 million and $25.2 million, respectively. The net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $4.4 million during fiscal 2022, which was primarily attributable to the contributions made during the year, as well as the increase in the discount rate used to measure the benefit obligation. During fiscal 2023, we expect to contribute approximately $3.3 million to the defined benefit pension plan.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. For purposes of measuring the projected benefit obligation as of September 24, 2022 and September 25, 2021, we used a discount rate of 5.125% and 2.50%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations. With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

During fiscal 2022, lump sum pension settlement payments of $3.3 million exceeded the interest and service cost components of the net periodic pension cost of $2.2 million. As a result, we recorded a non-cash settlement charge of $0.8 million during fiscal 2022 in order to accelerate recognition of a portion of cumulative unamortized losses. Similarly, during fiscal 2021, lump sum pension settlement payments of $3.9 million exceeded the interest and service cost components of the net periodic pension cost of $2.3 million. As a result, we recorded a non-cash settlement charge of $1.0 million during fiscal 2021, also in order to accelerate recognition of a portion of cumulative unamortized losses. During fiscal 2020, lump sum pension settlement payments of $3.6 million exceeded the interest and service cost components of the net periodic pension cost of $2.7 million. As a result, we recorded a non-cash settlement charge of $1.1 million during fiscal 2020, also in order to accelerate recognition of a portion of cumulative unamortized losses. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

We also provide postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and who retired prior to March 1998 are eligible for postretirement health care and life insurance benefits if they reached a specified retirement age while working for the Partnership. Effective March 31, 1998, we froze participation in the postretirement health care benefit plan, with no new retirees eligible to participate in the plan. All active employees who were eligible to receive health care benefits under the postretirement plan subsequent to March 1, 1998, were provided an increase to their accumulated benefits under the cash balance pension plan. Our postretirement health care and life insurance benefit plans are unfunded. Effective January 1, 2006, we changed our postretirement health care plan from a self-insured program to one that is fully insured under which we pay a portion of the insurance premium on behalf of the eligible participants.

Contractual and Other Obligations

The following table summarizes payments due under our known contractual and other obligations as of September 24, 2022:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2028 and
	2023	2024	2025	2026	2027	thereafter
Long-term debt obligations	—	—	89,600	—	350,000	650,000
Interest payments	62,764	59,465	55,873	53,062	42,781	130,000
Operating lease obligations (a)	38,025	32,229	27,831	22,863	12,990	24,553
Self-insurance obligations (b)	15,586	11,909	9,522	6,606	3,376	16,651
Pension contributions (c)	—	3,330	3,330	3,330	3,700	26,100
Other obligations (d)	27,635	8,004	7,000	2,275	1,967	20,068
Total	$144,010	$114,937	$193,156	$88,136	$414,814	$867,372
(a)
Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.5 million, $2.9 million, $2.5 million, $1.7 million, $0.8 million and $4.2 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)
Amounts represent estimated minimum funding requirements for our pension plan.
(d)
These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and incentive benefits, as well as other contractual obligations.

Additionally, we have standby letters of credit in the aggregate amount of $48.9 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2023.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 84% of our vehicle fleet, approximately 27% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $41.0 million, $37.8 million and $31.9 million for fiscal 2022, 2021 and 2019, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2022 are presented in the table above.

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2032, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $34.0 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 24, 2022 and September 25, 2021.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 24, 2022, we were not party to any interest rate swap agreement.

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

a.
The fair value of open positions as of September 24, 2022.
b.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 24, 2022 indicates a decrease in potential future net gains of $11.1 million. See also Item 7A of this Annual Report. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2022
Revenues	$375,407	$588,095	$300,332	$237,631	$1,501,465
Costs of products sold	196,338	239,031	140,930	135,824	712,123
Operating income (loss)	37,256	191,961	14,771	(37,661)	206,327
Net income (loss)	21,298	175,102	(2,535)	(54,157)	139,708
Net income (loss) per Common Unit - basic (a)	$0.34	$2.77	$(0.04)	$(0.86)	$2.21
Net income (loss) per Common Unit - diluted (a)	$0.34	$2.74	$(0.04)	$(0.86)	$2.18

Cash provided by (used in):
Operating activities	(13,335)	108,874	75,597	49,411	220,547
Investing activities	(10,371)	(42,681)	(11,276)	(30,107)	(94,435)
Financing activities	21,426	(62,895)	(64,081)	(22,270)	(127,820)
EBITDA (c)	$52,411	$204,789	$26,749	$(24,306)	$259,643
Adjusted EBITDA (c)	$86,526	$172,520	$29,181	$2,799	$291,026
Retail gallons sold
Propane	105,265	159,179	75,510	61,368	401,322
Fuel oil and refined fuels	6,134	10,715	3,629	2,289	22,767

Fiscal 2021
Revenues	$305,191	$537,238	$238,085	$208,241	$1,288,755
Costs of products sold	103,379	231,567	83,056	67,476	485,478
Operating income	57,686	147,157	8,003	390	213,236
Loss on debt extinguishment (b)	—	—	16,029	—	16,029
Net income (loss)	37,977	127,216	(26,021)	(16,379)	122,793
Net income (loss) per Common Unit - basic (a)	$0.61	$2.03	$(0.41)	$(0.26)	$1.96
Net income (loss) per Common Unit - diluted (a)	$0.61	$2.02	$(0.41)	$(0.26)	$1.94

Cash provided by (used in):
Operating activities	4,234	97,595	78,948	45,775	226,552
Investing activities	(11,214)	(8,091)	(8,503)	(6,267)	(34,075)
Financing activities	9,153	(88,088)	(71,169)	(39,705)	(189,809)
EBITDA (c)	$84,625	$172,921	$18,143	$20,901	$296,590
Adjusted EBITDA (c)	$80,021	$172,038	$23,291	$330	$275,680
Retail gallons sold
Propane	111,683	169,058	76,702	62,315	419,758
Fuel oil and refined fuels	6,406	11,041	3,854	2,738	24,039

(a)
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

(b)
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2022
Net income (loss)	$21,298	$175,102	$(2,535)	$(54,157)	$139,708
Add:
(Benefit from) provision for income taxes	(471)	371	271	258	429
Interest expense, net	15,299	15,254	15,004	15,101	60,658
Depreciation and amortization	16,285	14,062	14,009	14,492	58,848
EBITDA	52,411	204,789	26,749	(24,306)	259,643
Unrealized non-cash losses (gains) on changes in fair value of derivatives	33,505	(32,984)	921	26,487	27,929
Equity in earnings of unconsolidated affiliates	610	715	877	412	2,614
Pension settlement charge	—	—	634	206	840
Adjusted EBITDA	$86,526	$172,520	$29,181	$2,799	$291,026

Fiscal 2021
Net income (loss)	$37,977	$127,216	$(26,021)	$(16,379)	$122,793
Add:
Provision for income taxes	496	267	173	174	1,110
Interest expense, net	18,135	18,092	16,737	15,168	68,132
Depreciation and amortization	28,017	27,346	27,254	21,938	104,555
EBITDA	84,625	172,921	18,143	20,901	296,590
Unrealized non-cash (gains) on changes in fair value of derivatives	(4,855)	(1,638)	(11,139)	(25,489)	(43,121)
Multi-employer pension plan withdrawal charge	—	—	—	4,317	4,317
Equity in earnings of unconsolidated affiliates	251	185	116	355	907
Pension settlement charge	—	570	142	246	958
Loss on debt extinguishment	—	—	16,029	—	16,029
Adjusted EBITDA	$80,021	$172,038	$23,291	$330	$275,680

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 24, 2022. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 24, 2022, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 24, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 24, 2022. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 24, 2022, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 23, 2022 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 21, 2022. Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	53	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	52	Chief Financial Officer & Chief Accounting Officer
Steven C. Boyd	58	Chief Operating Officer
Douglas T. Brinkworth	61	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	57	Senior Vice President – Information Services
Daniel S. Bloomstein	49	Vice President and Controller
Daniel W. Boyd	55	Vice President – Area Operations
Francesca Cleffi	52	Vice President – Human Resources
M. Douglas Dagan	43	Vice President, Strategic Initiatives – Renewable Energy
A. Davin D’Ambrosio	58	Vice President and Treasurer
John D. Fields	57	Vice President – Area Operations
Bryon L. Koepke	50	Vice President – General Counsel and Secretary
Keith P. Onderdonk	58	Vice President – Operational Support
Robert T. Ross	69	Vice President – Area Operations
Nandini Sankara	43	Vice President – Marketing and Brand Strategy
Michael A. Schueler	56	Vice President – Product Supply
Dee Arthur Tate	58	Vice President – Area Operations
Matthew J. Chanin	68	Member of the Board of Supervisors (Board Chair and Chair of Nominating/Governance Committee)
Harold R. Logan, Jr.	78	Member of the Board of Supervisors
Jane Swift	57	Member of the Board of Supervisors (Chair of the Compensation Committee)
Lawrence C. Caldwell	76	Member of the Board of Supervisors
Terence J. Connors	67	Member of the Board of Supervisors (Chair of the Audit Committee)
William M. Landuyt	67	Member of the Board of Supervisors

Mr. Stivala has served as our President since April 2014 and as our Chief Executive Officer since September 2014. Mr. Stivala has served as a Supervisor since November 2014. From November 2009 until March 2014 he was our Chief Financial Officer, and, before that, our Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that, he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice. Mr. Stivala currently serves on the Board of Directors of Independence Hydrogen Inc., in which we currently own a 25% equity stake; Nu:ionic Technologies Inc., in which we own a minority equity stake; Oberon Fuels, Inc., in which we currently own a 38% equity stake; and on the Board of Directors of the International DME Association. In addition, Mr. Stivala is the Chairperson of the New Jersey Regional Council of the American Red Cross and a member of the Global Industry Council of the World LPG Association.

Mr. Stivala’s qualifications to sit on our Board include his years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for seven years, which day to day leadership roles have provided him with intimate knowledge of our operations.

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

Mr. Daniel Boyd has served as our Vice President – Area Operations since November 2020. Prior to that, he was Managing Director – Area Operations for our Northeast Area since October 2019 and before that, he was General Manager of our Southwest Region since October 2014. He joined the Partnership in October 1991 as a delivery driver, and has since held various regional management positions within our field operations. Mr. Daniel Boyd is also a U.S. Navy Veteran who served in Operation Desert Storm, Persian Gulf War.

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

Mr. Fields has served as our Vice President – Area Operations since September 2022. Prior to that appointment, he was General Manager of our Southeast Region since June 2010. Prior to that, Mr. Fields served as Regional Distribution Manager of our Southeast Region since 2007 and in various other management positions within our field operations since joining the Partnership in 1998. Prior to joining the Partnership, Mr. Fields worked for an independent propane gas company for five years.

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

Mr. Tate has served as our Vice President – Area Operations since November 2020 and before that he was our Managing Director – Area Operations for our Mid-Atlantic and Midwest territories since February 2011. Prior to that, he served as our Regional Manager from September 1993 to February 2011. Mr. Tate joined the Partnership in 1985 and has held various management positions within field operations over his years of service.

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

Mr. Logan has served as a Supervisor since March 1996 and served as Chairman of the Board of Supervisors from January 2007 until December 31, 2020. Mr. Logan co-founded, and from 2006 to May 2018 served as a Director of Basic Materials and Services LLC, an investment company that, until it went inactive in May 2018, invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Hart Energy Publishing LLP, and, through October 2021 was a Director of Cimarex Energy Co. prior to its merger with Cabot Oil & Gas Corp.; through May 2019, was a Director of InfraREIT, Inc., which was acquired by Oncor Electric Delivery Company LLC and Sempra Energy in May 2019; and through May 2017, was a Director of Graphic Packaging Holding Company.

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

Ms. Swift has served as a Supervisor since April 2007. In July 2022, Ms. Swift became an Operating Partner for Vistria Group, a private investment firm operating at the intersection of purpose and profit. From July 2019 to July 2022, Ms. Swift served as President and Executive Director of LearnLaunch Institute, a not-for-profit educational institution in Boston, Massachusetts. From January 2018 through February 2019, she served as Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence. From August 2011 through April 2017, Ms. Swift served as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products. From 2010 through July 2011, she served as Senior Vice President – ConnectEDU Inc., a private education technology company. In 2007, Ms. Swift founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies. From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001. Ms. Swift also serves as an advisor to national education organizations, including Whiteboard Advisors, a leading education research, consulting and communications firm in the United States; Edmentum, a leading national provider of online learning programs, located in Bloomington, Minnesota; and as Chair of the Board of Global School of Management, a Virginia company in the hybrid school, early childhood learning and international school business. Ms. Swift also serves on the Board of Directors of Climb Credit, in Brooklyn, New York, an alternative finance company that provides funding for post-secondary education opportunities; and as an advisor to ESS, an education management and staffing solution business. In July 2022, Ms. Swift became the founder and President of Cobble Hill Farm Education & Rescue Center, which is a non-profit organization that provides animal rescue and support services and promotes community education about the benefits of farming. She has previously served on the boards of both public and private companies in the education space, including K12, Inc., Animated Speech Company, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning.

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

Mr. Landuyt’s qualifications to sit on our Board include over forty years of financial and executive management experience for both public and private companies, including extensive experience with mergers and acquisitions and corporate governance.

Additionally, his specific responsibility for supervision of the Partnership’s predecessors, as well as his subsequent board-level involvement in the distribution, petrochemical and retail energy sectors gives Mr. Landuyt extensive expertise in areas directly relevant to the business of the Partnership.

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

During fiscal 2022 and fiscal 2021, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11, below.

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

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December. In December 2021, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

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
Restricted Unit and Phantom Unit Plans
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
•
Evaluating and approving awards under our annual cash bonus plan, awards under our Long-Term Incentive Plan, grants under our Restricted Unit Plan and Phantom Unit Plan, and grants under our Distribution Equivalent Rights Plan, as well as all other executive compensation policies and programs;

•
Approving, administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages;
•
Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation, including benchmarking data;
•
Planning for anticipated and unexpected leadership changes by engaging in a continual process of management succession planning; and
•
Reviewing human capital management matters with respect to the Partnership, which may include, but are not limited to, the development, attraction, motivation and retention of personnel, employee diversity and inclusion, workplace environment and culture, and internal communications programs.

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of awards under our Restricted Unit Plan and Phantom Unit Plan, and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance and individual performance. When recommending individual pay adjustments for the executive officers, our President and Chief Executive Officer presents the Committee with information comparing each executive officer’s current compensation to relevant benchmark data for comparable positions.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison. The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries, total cash compensation opportunities and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 2,489 organizations and approximately 2,156 positions that may or may not include similarly-sized national propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership. There was no formal consultancy role played by Mercer. Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resources consulting firm, in developing compensation packages for each of our named executive officers. During fiscal 2019, the Committee engaged WTW to provide current benchmarking recommendations for each of our executive officers. These recommendations were reviewed by the Committee to evaluate and approve compensation packages for each of our named executive officers for fiscal 2020 and for fiscal 2021. WTW benchmarked the base salaries, total cash compensation opportunities and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States. Similarly, the Committee used benchmarking data from the 2021 Mercer benchmarking database and a 2021 WTW benchmarking study in reviewing and establishing executive compensation for fiscal 2022. Because the Committee has followed an informal policy of only considering increases to executive base salaries every two years, the Committee commissions WTW to update their study every two years.

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

The Annual Compensation Decision Making Process

Fiscal 2022 Committee Meetings

The Committee usually holds three regularly-scheduled meetings during the fiscal year: one in October or November, one in January and one in July, and may meet at other times during the year as warranted. During fiscal 2022, the Committee chose to meet in November, January and July. The Committee finalized the fiscal 2022 compensation packages for our named executive officers at its November 9, 2021 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each executive officer’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive officer’s compensation package for fiscal 2022. Prior to making its decisions regarding each named executive officer’s fiscal 2022 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year compared to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the recommendations provided by WTW in advance of the November 9, 2021 Committee meeting.

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

As previously stated, the Committee reviewed benchmarking data from Mercer and WTW for comparison. This benchmarking data is just one of a number of factors considered by the Committee, but, in some cases, is not necessarily the most persuasive factor. The Committee compared total cash compensation opportunities (comprising base salary, annual cash bonuses and distribution equivalent rights payments) to the 50th percentile for the total cash compensation opportunity for the parallel position in both the Mercer benchmarking database and the recommendations provided by WTW. The Committee compared the total direct compensation, which includes the total cash compensation opportunity plus long-term incentives (inclusive of cash settled long-term incentives and grants under the Restricted Unit Plans) to the 75th percentile of the Mercer benchmarking database and the WTW benchmarking study. The Committee seeks to establish an overall compensation package for each of our executive officers that provides a competitive base salary, the opportunity to earn annual cash incentives based on annual performance targets, with the goal of establishing a total cash compensation opportunity that reflects the 50th percentile of the relevant benchmark data. The annual total cash compensation opportunity is supplemented with targeted long-term incentive opportunities, in the form of long-term performance-based awards under our Long-Term Incentive Plan and grants of awards under our Restricted Unit Plan and Phantom Unit Plan, to establish the target total direct compensation for each executive officer.

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
 • Awards are settled in Common Units

Phantom units (beginning with fiscal 2023)

 • To retain the services of the recipient
    over the vesting period
 • To further align the long-term interests
    of the recipient with the long-term
    interests of our Unitholders through
    encouragement of behaviors that will
    enhance the value of our Common Units
 • To provide an adequate compensation
    package in connection with an
    internal promotion
 • To reward outstanding performance

 • Participants are selected by the
   Committee
 • No pre-determined frequency or amounts
   of awards
 • Plan provides the Committee flexibility
    to respond to different facts and
    circumstances
 • Awards normally vest in equal thirds on
    the first three anniversaries of the
    date of grant
 • Awards are settled in cash

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

 • Participants are selected by the
   Committee
 • Paid in cash
 • Payments are made after
   quarterly distributions are paid to
   Unitholders and based on the number of
   Participants' unvested restricted
   and phantom units

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

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, annual cash bonus, and distribution equivalent rights payments. In addition to the total cash compensation opportunity, each named executive officer is eligible to participate in our Long-Term Incentive Plan for the potential to earn cash settled long-term incentives and to receive grants of restricted units under our Restricted Unit Plan and grants of phantom units under our Phantom Unit Plan which, when combined with the total cash compensation opportunity, represents the “total direct compensation opportunity.” This “mix” varies depending on his or her position, and the level of influence and line of sight to the activities that can help achieve the incentive targets. The base salary for each executive officer is the only fixed component of compensation, and the Restricted Unit Plan awards are the only non-cash compensation component. Several of the cash compensation, including annual cash bonuses and cash settled long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, the Committee considers it crucial to emphasize the performance-based elements of the total cash compensation opportunities provided to them. Therefore, during fiscal 2022, at least 52% of the total cash compensation opportunity for our named executive officers was performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

In reviewing and establishing compensation packages for our named executive officers for fiscal 2022, at its meeting on November 9, 2021, the Committee also reviewed information provided by WTW with respect to the mix of long-term incentive opportunities for our named executive officers and certain other executive officers. In an effort to enhance the total direct compensation of these executive officers to be more competitive with the relevant benchmark data, the Committee approved an increase to the cash settled long-term incentive plan target opportunities for our named executive officers and certain other executive officers. The increase in the cash settled long-term incentive plan target opportunities also had the effect of increasing the portion of compensation with a performance-based component and therefore, the percentage of total direct compensation that is considered “at risk.” See section titled “Long-Term Incentive Plan” below for a description of the change to the LTIP target awards.

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

In reviewing and establishing compensation packages for our named executive officers for fiscal 2023, at its meeting on November 8, 2022, in accordance with its informal policy of considering base salary increases every two years, the Committee did not make base salary adjustments. The Committee did, however, review the study provided by WTW for the fiscal 2022 adjustments, as well as the 2022 Mercer benchmark database. Specifically, both data sources were used to review and approve the target value of the non-cash Restricted Unit Plan, and cash settled Phantom Unit Plan, grants that were awarded to our named executive officers and certain other executive officers as part of their overall compensation packages for fiscal 2023.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2023, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan, and cash settled Phantom Unit Plan, grants each as a percentage of the total direct compensation opportunity for fiscal 2023:

Name	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Cash Settled Phantom Unit Plan Grants	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	28%	34%	26%	7%	5%	82%	18%
Michael A. Kuglin	30%	24%	18%	21%	7%	79%	21%
Steven C. Boyd	30%	24%	18%	21%	7%	80%	20%
Douglas T. Brinkworth	29%	23%	17%	23%	8%	78%	22%
Neil E. Scanlon	28%	23%	17%	23%	9%	78%	22%

Total Direct Compensation for Our President and Chief Executive Officer

At its meeting on November 9, 2021, the Committee reviewed a detailed benchmarking analysis of the components of total direct compensation for our President and Chief Executive Officer prepared by WTW in making decisions regarding structural changes to his compensation for fiscal 2022. Mr. Stivala has been the Partnership’s President and Chief Executive Officer since September 2014, and has navigated the Partnership through an extraordinarily challenging operating environment during his tenure, while also beginning to shift the strategic focus of the Partnership toward the build out of a renewable energy platform. In reviewing the relevant benchmark data for similar-sized companies, the Committee acknowledged a significant shortfall in the total cash compensation opportunity for Mr. Stivala compared to the 50th percentile of the benchmark total cash compensation opportunity. In an effort to begin to close the gap on the perceived shortfall in the overall compensation structure for our President and Chief Executive Officer compared to the relevant benchmark, a number of changes were made to his compensation package for fiscal 2022. As part of the structural changes to the compensation package for our President and Chief Executive Officer, the Committee shifted a higher percentage of the total direct compensation opportunity to performance-based compensation under the Committee’s pay for performance philosophy.

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

In summary, as a result of these structural changes to the compensation package for our President and Chief Executive Officer, the total cash compensation opportunity was more reflective of the 50th percentile for the relevant benchmark and the percentage of “at risk” compensation for fiscal 2022 increased from 33% to 50%.

In accordance with its informal policy of only considering base salary increases every two years, at its November 8, 2022 meeting, the Committee did not consider a salary increase for Mr. Stivala for fiscal 2023. Instead, the Committee focused its efforts on reviewing benchmark data to determine an appropriate target value of an award under the Restricted Unit Plan and the Phantom Unit Plan for Mr. Stivala for fiscal 2023. Similar to Mr. Stivala’s fiscal 2022 compensation package, his total cash compensation opportunity is reflective of the 50th percentile for the relevant benchmark and the percentage of “at risk” compensation for fiscal 2023 is 49%. The following summarizes the total direct compensation opportunity for our President and Chief Executive Officer for fiscal 2023:

Components of Total Direct Compensation	Fiscal 2023 Total Direct Compensation
Base Salary	$820,000
Annual Bonus Target %	120%
Annual Bonus Target $	$984,000
Distribution Equivalent Rights Payments	$156,532
Total Cash Compensation Opportunity	$1,960,532
LTIP Target $	$738,000
Restricted Unit Plan Award $	$629,526
Phantom Unit Plan Award $	$190,000
Total Direct Compensation Opportunity	$3,518,058
Performance-Based % of Total Direct Compensation Opportunity	49%

Components of Compensation

Base Salary

Using the process outlined in the section above titled “The Annual Compensation Decision Making Process,” at its November 9, 2021 meeting, the Committee approved new base salaries for our named executive officers for fiscal 2022.

The following base salaries were in effect during fiscal 2022 and fiscal 2021 for our named executive officers:

Name	Fiscal 2022 Base Salary	Fiscal 2021 Base Salary
Michael A. Stivala	$820,000	$600,000
Michael A. Kuglin	$450,000	$400,000
Steven C. Boyd	$460,000	$400,000
Douglas T. Brinkworth	$400,000	$360,000
Neil E. Scanlon	$350,000	$320,000

The base salaries paid to our named executive officers in fiscal 2022, fiscal 2021 and fiscal 2020 are reported in the column titled “Salary” in the Summary Compensation Table below.

Consistent with the Committee’s informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment), at its November 8, 2022 meeting, the Committee approved the following base salaries, which were identical to the fiscal 2022 base salaries, for fiscal 2023:

Name	Fiscal 2023 Base Salary
Michael A. Stivala	$820,000
Michael A. Kuglin	$450,000
Steven C. Boyd	$460,000
Douglas T. Brinkworth	$400,000
Neil E. Scanlon	$350,000

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

Actual Adjusted EBITDA: represents Actual EBITDA adjusted for various items, including, but not limited to: unrealized non-cash gains or losses on changes in the fair value of derivative instruments; gains or losses on sale of businesses; acquisition and integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment.

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

Fiscal 2022 Annual Cash Bonus

For fiscal 2022, our Budgeted EBITDA was $275 million. Our Actual Adjusted EBITDA was such that each of our executive officers earned 106% of his or her target cash bonus for the performance-based component of the annual cash bonus plan. During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 102% and 77% of his target cash bonus for fiscal 2021 and fiscal 2020, respectively. Additionally, for fiscal 2022, fiscal 2021 and fiscal 2020, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 24%, 25% and 0%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan. Accordingly, based on the performance of the Partnership, and the named executive officers, in fiscal 2023, 130% of target cash bonuses will be paid out in relation to fiscal 2022, in fiscal 2022, 127% of target cash bonuses were paid out in relation to fiscal 2021 and in fiscal 2021, 77% of target cash bonuses were paid out in relation to fiscal 2020.

The fiscal 2022 target cash bonus established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2022 are summarized as follows:

Name	Fiscal 2022 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2022 Target Cash Bonus	Fiscal 2022 Actual Cash Bonus Earned at 130%
Michael A. Stivala	120%	$984,000	$1,279,200
Michael A. Kuglin	80%	$360,000	$468,000
Steven C. Boyd	80%	$368,000	$478,400
Douglas T. Brinkworth	80%	$320,000	$416,000
Neil E. Scanlon	80%	$280,000	$364,000

The Use of Discretion

The Committee retains the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted. The Committee did not exercise this authority in fiscal 2022, fiscal 2021 or fiscal 2020.

If the Committee were to exercise its discretionary authority, any such discretionary bonuses provided to our named executive officers would be reported in the column titled “Bonus” in the Summary Compensation table below. The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2022, fiscal 2021 and fiscal 2020 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At its November 8, 2022 meeting, the Committee approved the following fiscal 2023 target cash bonus opportunities for our named executive officers that were identical to their fiscal 2022 target cash bonus opportunities:

Name	Fiscal 2023 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2023 Target Cash Bonus
Michael A. Stivala	120%	$984,400
Michael A. Kuglin	80%	$360,000
Steven C. Boyd	80%	$368,000
Douglas T. Brinkworth	80%	$320,000
Neil E. Scanlon	80%	$280,000

Long-Term Incentive Plan

To complement the annual cash bonus plan, which focuses on our short-term performance goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is a cash settled phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals and operating and strategic objectives. Under the LTIP, performance is assessed over a three-year measurement period and, as such, at the beginning of each fiscal year, there are three active award cycles. For example, at the beginning of fiscal 2022 the active award cycles included: the fiscal 2020 award, which started at the beginning of fiscal 2020 and ended at the conclusion of fiscal 2022; the fiscal 2021 award, which started at the beginning of fiscal 2021 and will end at the conclusion of fiscal 2023; and the fiscal 2022 award, which started at the beginning of fiscal 2022 and will end at the conclusion of fiscal 2024. The fiscal 2020 award cycle was granted pursuant to the provisions of the 2014 Long-Term Incentive Plan (the “2014 LTIP”), and performance is measured based on the level of our distribution coverage ratio over the respective three-year measurement period (“Distribution Coverage Ratio”), as further described below. At its July 21, 2020 meeting, the Committee re-evaluated the performance criteria of the

2014 LTIP, and authorized a benchmarking study of long-term incentive compensation plan design and performance measures to be performed by WTW in order to ensure that the LTIP continues to be competitive with market practices, and that the performance measures continue to promote behaviors to support the long-term growth and sustainability of the Partnership. As a result of this study, at its November 10, 2020 meeting, the Committee adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) to replace the 2014 LTIP for future award cycles that began with the fiscal 2021 award. Upon conclusion of the three-year measurement period of the fiscal 2020 award cycle, at the end of fiscal 2022 the 2014 LTIP was no longer operative. For purposes of the 2021 LTIP which governs the fiscal 2021and the fiscal 2022 awards, performance will be evaluated using two separate measurement components: (i) 75% weight for the fiscal 2021 award and 50% weight for the fiscal 2022 award based on the level of average distributable cash flow of the Partnership over the three-year measurement period (the “Distributable Cash Flow Component”); and (ii) 25% weight for the fiscal 2021 award and 50% weight for the fiscal 2022 award based on the achievement of certain operating and strategic objectives, set by the Committee, over the three-year measurement period (the “Operating/Strategic Objectives Component”), as further described below.

Performance Condition for 2014 LTIP (which concluded with the culmination of the fiscal 2020 award’s three-year measurement period)

Under the 2014 LTIP, performance was assessed based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”). This ratio was calculated (as shown below) by dividing our Average Distributable Cash Flow generated during an outstanding award’s three-year measurement period by a Baseline Cash Flow set on the initial grant date of the award (i.e., the beginning of the award cycle’s three-year measurement period), as follows:

Average Distributable Cash Flow

(Average Actual Adjusted EBITDA less maintenance capital expenditures, cash interest expense and other adjustments)

Baseline Cash Flow

(Total number of Common Units outstanding at beginning of the three-year measurement period multiplied by the then annualized distribution rate)

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

The following table summarizes the performance targets and associated level of vesting, based on the achievement level of the Distribution Coverage Ratio, for the fiscal 2020 award (the three-year measurement period of which concluded at the end of fiscal 2022):

Distribution Coverage Ratio	% of Award Earned
1.50 or higher (Maximum)	150%
1.20 (Target)	100%
1.00 (Entry)	50%
Less than 1.00	0%

For every additional 0.01 increase in the Distribution Coverage Ratio, an additional 2% of the award was earned. Between target and maximum performance, awards were earned according to the following schedule:

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

Vesting of the Fiscal 2020 LTIP Award

The three-year measurement period of the fiscal 2020 award ended simultaneously with the conclusion of fiscal 2022. The Partnership’s Distribution Coverage Ratio was such that the participants, including our named executive officers, earned 110% of their target payment amounts.

Performance Conditions for the 2021 LTIP

Based on their evaluation of the recommendations by WTW in the benchmarking study, the Committee established a two-component performance metric under the 2021 LTIP. For the fiscal 2021 LTIP award, the two components are weighted as follows:

•
75% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•
25% based on the achievement of certain Operating and Strategic Objectives (as determined by the Committee for each award cycle).

When approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale that will measure the Average Distributable Cash Flow component of the plan for the three-year measurement period. The target threshold for each fiscal year’s award cycle will represent a level of Average Distributable Cash Flow that reflects approximately 5% growth compared to a baseline distributable cash flow, or some other target threshold, as determined by the Committee. The following table illustrates the potential payout percentages associated with various levels of Average Distributable Cash Flow for the three-year measurement period of the fiscal 2021 award:

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	215,000	150%
	213,000	145%
	211,000	140%
	209,000	135%
	207,000	130%
	205,000	125%
	203,000	120%
	201,000	115%
	199,000	110%
	197,000	105%
Target Threshold	195,000	100%
	191,000	95%
	187,000	90%
	183,000	85%
	179,000	80%
	175,000	75%
	171,000	70%
	167,000	65%
	163,000	60%
	159,000	55%
Minimum Threshold	155,000	50%

The Committee also established specific operating and strategic objectives (“Operating/Strategic Objectives”) for the component of the plan that will measure the Partnership’s performance in achieving such Operating/Strategic Objectives for the three-year measurement period. At the end of the three-year measurement period, the Committee will evaluate the Partnership’s performance compared to the Operating/Strategic Objectives set at the beginning of the three-year measurement period to determine the amount, if any, of the Operating/Strategic Objectives component to award. The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2021 award:

1.
Achievement of target consolidated leverage ratio between 3.5x and 4.0x;
2.
Customer base growth; and
3.
Advancements in the Partnership’s Go Green with Suburban Propane Initiative and other strategic growth initiatives

The Committee will use its discretion regarding how much weight to place on any one, or several, of the Operating/Strategic Objectives in determining the amount to award, if any, of the Operating/Strategic Objectives Component as follows:

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

•
50% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•
50% based on the achievement of certain Operating/Strategic Objectives (as determined by the Committee for each award cycle)

For purposes of the fiscal 2022 award, the same performance scale to measure the Average Distributable Cash Flow component as was in effect for the fiscal 2021 award (as set forth above) was approved. For the Operating/Strategic Objectives component of the fiscal 2022 award, the Committee set the following qualitative items to be evaluated at the end of the three-year measurement period:

1
Achievement of target consolidated leverage ratio between 3.5x and 4.0x;
2
Customer base growth;
3
Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index; and
4
Advancements in the Partnership’s Go Green with Suburban Propane Initiative and other strategic growth initiatives

For purposes of the fiscal 2023 award, the Committee established the following performance scale to measure the Average Distributable Cash Flow component for the award’s three-year measurement period.

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	222,000	150%
	220,000	145%
	218,000	140%
	216,000	135%
	214,000	130%
	212,000	125%
	210,000	120%
	208,000	115%
	206,000	110%
	204,000	105%
Target Threshold	202,000	100%
	198,000	95%
	194,000	90%
	190,000	85%
	186,000	80%
	182,000	75%
	178,000	70%
	174,000	65%
	170,000	60%
	166,000	55%
Minimum Threshold	162,000	50%

For the Operating/Strategic Objectives component of the fiscal 2023 award, the Committee set the following qualitative items to be evaluated at the end of the three-year measurement period:

1
Achievement of target consolidated leverage ratio between 3.5x and 4.0x;
2
Customer base growth;
3
Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index; and
4
Advancements in the Partnership’s Go Green with Suburban Propane Initiative and other strategic growth initiatives

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s salary. In accordance with the terms of the 2014 LTIP and the 2021 LTIP, at the beginning of the three-year measurement periods for the fiscal 2020 and fiscal 2021 LTIP awards, the number of each named executive officer’s unvested LTIP phantom unit award was calculated by dividing their target LTIP amount (representing 50% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period. At its meeting on November 9, 2021, the Committee approved a modification to the 2021 LTIP to provide for an increase in the target LTIP amount by increasing the target amount to represent 75% of the named executive officer’s (and certain other executive officers) target cash bonus under the annual cash bonus plan. This increased target amount is effective for the three-year measurement period beginning with the target award for the fiscal 2022 award cycle, which started at the beginning of fiscal 2022 and will end at the conclusion of fiscal 2024.

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

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55. A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2022.

Outstanding Awards under the 2021 LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2022 and fiscal 2021 that will be used to calculate cash payments at the end of the respective award’s three-year measurement period:

	Fiscal 2022 Award	Fiscal 2021 Award
Michael A. Stivala	48,436	22,036
Michael A. Kuglin	17,721	11,753
Steven C. Boyd	18,114	11,753
Douglas T. Brinkworth	15,752	10,577
Neil E. Scanlon	13,783	9,402

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2022, fiscal 2021 and fiscal 2020 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

At its meeting on November 8, 2022, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2023. These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2025).

Name	Fiscal 2023 Award
Michael A. Stivala	44,693
Michael A. Kuglin	16,351
Steven C. Boyd	16,715
Douglas T. Brinkworth	14,534
Neil E. Scanlon	12,718

Restricted Unit Plan

At their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (the “2018 RUP”). Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors. At their May 18, 2021 Tri-Annual Meeting, our Unitholders authorized the issuance of an additional 1,725,000 Common Units under the 2018 RUP. At the conclusion of fiscal 2022, there were 1,261,165 restricted units remaining available under the 2018 RUP for future awards.

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

The Committee generally approves awards under our 2018 RUP at its first meeting each fiscal year following the availability of the financial results for the prior fiscal year; however, occasionally the Committee grants awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

Vesting Schedule

The standard vesting schedule of all of our outstanding 2018 RUP awards is one third of each award on each of the first three anniversaries of the award grant date. The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards, subject to the limitations set forth in the 2018 RUP, and described above, with respect to restricted units awarded under that plan. Unvested awards are subject to forfeiture in certain circumstances, as defined in the 2018 RUP. The 2018 RUP places a five percent (5%) limit on the number of units then authorized for issuance under the 2018 RUP that may (a) be awarded with a vesting schedule other than the standard vesting schedule described below, and (b) subject to certain limited exceptions, have their vesting accelerated to a date prior to the twelve-month anniversary of the effective date of their grant.

Outstanding Awards under the 2018 RUP

At its November 9, 2021 meeting, the Committee approved a grant of restricted units to each of our named executive officers. In determining these fiscal 2022 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2021. The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the 2018 RUP awards granted to our named executive officers at the Committee’s November 9, 2021 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2021	57,382
Michael A. Kuglin	November 15, 2021	47,818
Steven C. Boyd	November 15, 2021	47,818
Douglas T. Brinkworth	November 15, 2021	47,818
Neil E. Scanlon	November 15, 2021	44,631

At its November 8, 2022 meeting, the Committee granted the following awards under the 2018 RUP to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2022	46,448
Michael A. Kuglin	November 15, 2022	29,336
Steven C. Boyd	November 15, 2022	29,336
Douglas T. Brinkworth	November 15, 2022	29,336
Neil E. Scanlon	November 15, 2022	25,669

The aggregate grant date fair values of 2018 RUP awards made during fiscal 2022, fiscal 2021 and fiscal 2020, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The 2018 RUP contains retirement provisions that provide for the issuance of Common Units (six months and one day after the retirement date of qualifying participants) relating to unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•
The unvested award has been held by the grantee for at least one year;
•
The grantee is age 55 or older; and
•
The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom these retirement provisions applied at the end of fiscal 2022.

2022 Phantom Unit Plan

At its November 8, 2022 meeting, the Committee adopted a Phantom Unit Plan (the “PUP”) as a component of our long-term executive compensation, based on an analysis of market practices of different components of total compensation prepared by WTW. The adoption of the PUP was recommended by WTW to provide an additional component of long-term compensation that has similar characteristics of our 2018 RUP, but that provides for cash settlement. In adopting the PUP, the Committee’s intent is to provide a reasonable mixture of both cash and non-cash equity-based compensation as components of long-term compensation.

Grant Process

The grant process, and the decision-making process for the granting of phantom units, for the PUP are identical to that of our 2018 RUP (described above). The Committee will generally approve awards under our PUP at its first meeting each fiscal year following the availability of the financial results for the prior fiscal year; however, the Committee reserves the right to grant awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.

Upon vesting, phantom units are automatically converted into cash, the value of which is equal to the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the date of issuance.

Vesting Schedule

The standard vesting schedule of all of our outstanding PUP awards will be one third of each award on each of the first three anniversaries of the award grant date, subject to continuous employment or service from the grant date through the applicable payment date. The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular PUP awards. Unvested awards are subject to forfeiture in certain circumstances, as defined in the PUP document and the applicable award agreements.

Outstanding Awards under the PUP

Because the PUP was adopted after September 24, 2022, there were no outstanding awards under the PUP at the end of fiscal 2022. At its November 8, 2022 meeting, in tandem with 2018 RUP awards, the Committee approved phantom units awards for each of our named executive officers. In determining these fiscal 2023 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2022.

The following table summarizes the PUP awards granted to our named executive officers at the Committee’s November 8, 2022 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2022	11,612
Michael A. Kuglin	November 15, 2022	19,557
Steven C. Boyd	November 15, 2022	19,557
Douglas T. Brinkworth	November 15, 2022	19,557
Neil E. Scanlon	November 15, 2022	17,113

Retirement Provisions

The PUP document contains retirement provisions that provide for the vesting of phantom units six months and one day after the retirement date of qualifying participants who meet all three of the following conditions on his or her retirement date:

•
The unvested award has been held by the grantee for at least one year;
•
The grantee is age 55 or older; and
•
The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom these retirement provisions applied at the end of fiscal 2022.

For those who meet the conditions set forth in the retirement provisions of the PUP, the cash payment shall be equal to the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the vesting date.

Change of Control Provisions

Under the PUP, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the PUP will vest immediately and become distributable to the participants as a cash payment equal to the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the date of the change of control.

For the purposes of the PUP, the definition of change of control is the same as such definition in the 2018 RUP.

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

The executive officers of the Partnership (as defined in the DER Plan) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee. Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, but only after such distribution is paid to the Unitholders, which cash payment is equal to the amount calculated by multiplying (A) the number of unvested restricted units that have been previously awarded to the grantee under the Restricted Unit Plans and which are held by the grantee on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause. DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiary (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units then held by the grantee, or (c) the grantee becoming employed by us or our subsidiary in a role other than as an executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described above. At their November 8, 2022 meeting, the Committee amended the DER Plan to make unvested phantom units awarded under the PUP eligible for payments under the DER Plan. This will become effective with the first distribution that is declared by the Board of Supervisors during calendar year 2023.
At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers. The following table summarizes the DER payments made to our named executive officers during fiscal 2022:

Name	Payment Amount
Michael A. Stivala	$159,091
Michael A. Kuglin	$114,975
Steven C. Boyd	$114,975
Douglas T. Brinkworth	$111,453
Neil E. Scanlon	$106,855

The DER Plan payments made to our named executive officers during fiscal 2022, fiscal 2021, and fiscal 2020 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Benefits and Perquisites

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service. Effective January 1, 1998, we amended the plan in order to provide for a cash balance formula rather than the final average pay formula that was in effect prior to January 1, 1998 (the “Cash Balance Plan”). The cash balance formula was designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay formula, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career. Effective January 1, 2000, we amended the Cash Balance Plan to limit participation in this plan to existing participants and no longer admit new participants to the plan. On January 1, 2003, we amended the Cash Balance Plan to cease future service and pay-based credits on behalf of the participants and, from that point on, participants’ benefits have increased only because of interest credits. Of our named executive officers, only Mr. Boyd, Mr. Brinkworth and Mr. Scanlon participate in the Cash Balance Plan.

The changes in the actuarial value, if any, relative to Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s participation in the Cash Balance Plan during fiscal 2022, fiscal 2021 and fiscal 2020 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2022, fiscal 2021 and fiscal 2020, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the

Partnership. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2022, fiscal 2021 and fiscal 2020 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $305,000 for calendar year 2022, $290,000 for calendar year 2021, and $285,000 for calendar year 2020. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits. For fiscal 2022, fiscal 2021 and fiscal 2020, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2022, fiscal 2021 and fiscal 2020 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2022.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$18,263	$3,150
Michael A. Kuglin	$—	$20,932	$3,150
Steven C. Boyd	$4,000	$9,057	$—
Douglas T. Brinkworth	$3,200	$18,002	$3,550
Neil E. Scanlon	$4,000	$18,822	$—

Perquisite-related costs for fiscal 2022, fiscal 2021 and fiscal 2020 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate, both because these benefits are an inducement to accepting employment, and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Executive Special Severance Plan.” During fiscal 2022 and fiscal 2021, our Executive Special Severance Plan covered all of our executive officers, including our named executive officers.

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

In addition, under the 2018 RUP, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the plan will vest immediately and become distributable to the participants. In addition, under our 2021 LTIP, upon a change of control and without regard to whether a participant’s employment is terminated, all outstanding, unvested phantom unit awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred. Under the 2021 LTIP, an amount equal to the cash value of 150% of a participant’s unvested phantom units under the respective LTIP, plus a sum equal to 150% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participants.

For purposes of these benefits, a change of control is deemed to occur, in general, if:

•
An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 30% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our Affiliates (as that term is defined in the provisions of the various plans), or any employee benefit plan maintained by us, the Operating Partnership or any of our Affiliates, or (b) any person in a transaction where (A) the existing holders prior to the transaction own at least 50% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our Affiliates, any employee benefit plan maintained by us, the Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity, which transaction we refer to as a “Non-Control Transaction;” or
•
The consummation of (a) a merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 40% or more of the gross fair market value of all the assets of the Partnership to any person (other than a transfer to a subsidiary).

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

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2022:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2022 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

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

Incentive Compensation Recoupment Policy

We have a longstanding Incentive Compensation Recoupment Policy that permits the Committee to seek reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments made pursuant to the annual cash bonus plan, the Long-Term Incentive Plan, the Restricted Unit Plan, the Phantom Unit Plan and the Distribution Equivalent Rights Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported. Such reimbursement can be sought from executives even if they were not personally responsible for the restatement. In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary; including cancellation of any unvested restricted units.

The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2022.

The Compensation Committee:

Jane Swift, Chair

Matthew Chanin

Harold R. Logan, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2022	$820,000	$—	$1,671,147	$1,438,291		$30,563	$3,960,001
President and Chief Executive Officer	2021	$600,000	$—	$1,429,420	$1,055,653	$—	$30,174	$3,115,247
	2020	$600,000	$—	$1,308,038	$655,357	$—	$30,348	$2,593,743

Michael A. Kuglin	2022	$450,000	$—	$959,314	$582,975		$33,232	$2,025,521
Chief Financial Officer and	2021	$400,000	$—	$858,626	$494,050	$—	$26,903	$1,779,579
Chief Accounting Officer	2020	$400,000	$—	$781,676	$366,420	$—	$29,294	$1,577,390

Steven C. Boyd	2022	$460,000	$—	$966,847	$593,375		$22,969	$2,043,191
Chief Operating Officer	2021	$400,000	$—	$858,626	$494,050	$—	$22,194	$1,774,870
	2020	$400,000	$—	$781,676	$365,591	$50,391	$21,875	$1,619,533

Douglas Brinkworth	2022	$400,000	$—	$921,635	$527,453		$34,664	$1,883,752
Senior Vice President:	2021	$360,000	$—	$794,637	$448,049	$—	$32,652	$1,635,338
Product Supply, Purchasing and Logistics	2020	$360,000	$—	$722,608	$335,189	$27,969	$29,448	$1,475,214

Neil E. Scanlon	2022	$350,000	$—	$842,618	$470,855		$32,734	$1,696,207
Senior Vice President,	2021	$320,000	$—	$774,407	$405,699	$—	$33,192	$1,533,298
Information Services	2020	$320,000	$—	$682,652	$305,489	$28,099	$32,793	$1,369,033

(1)
Includes amounts deferred by named executive officers as contributions to the 401(k) Plan. For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, and DER Plan payments), refer to the subheading titled “Components of Compensation” in the “Compensation Discussion and Analysis” above.

(2)
This column is reserved for discretionary cash bonuses that are not based on any performance criteria. During fiscal years 2022, 2021 and 2020, the Committee did not provide our named executive officers with non-performance related bonus payments. For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis” above.

(3)
The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2022, 2021 and 2020, as well as the aggregate grant date fair value of awards made in fiscal years 2022, 2021, and 2020 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions. These amounts were calculated in accordance with GAAP for financial reporting purposes based on the assumptions described in Part IV, Note 11 of this Annual Report, but disregarding estimates of forfeiture. For the LTIP awards granted in fiscal 2022, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth and Scanlon would be $1,390,350, $508,668, $519,968, $452,150, and $395,611, respectively. Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments our named executive officers will ultimately receive under the LTIP at the end of the applicable measurement period. The actual payments earned by our named executive officers for the 2020 LTIP awards (the measurement period of which concluded at the end of fiscal 2022 are reported in the “Equity Vested Table for 2022” below. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
2022
RUP	$744,247	$620,202	$620,202	$620,202	$578,864
LTIP	926,900	339,112	346,645	301,433	263,754
Total	$1,671,147	$959,314	$966,847	$921,635	$842,618
2021
RUP	$1,050,090	$656,315	$656,315	$612,560	$612,560
LTIP	379,330	202,311	202,311	182,077	161,847
Total	$1,429,420	$858,626	$858,626	$794,637	$774,407
2020
RUP	$916,958	$573,098	$573,098	$534,890	$515,794
LTIP	391,080	208,578	208,578	187,718	166,858
Total	$1,308,038	$781,676	$781,676	$722,608	$682,652

(4)
The fiscal 2022, fiscal 2021 and fiscal 2020 breakdowns of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan” and “Distribution Equivalent Rights Plan” in the “Compensation Discussion and Analysis.”

2022	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$1,279,200	$468,000	$478,400	$416,000	$364,000
DER Payments	159,091	114,975	114,975	111,453	106,855
Total	$1,438,291	$582,975	$593,375	$527,453	$470,855

2021	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$914,400	$406,400	$406,400	$365,760	$325,120
DER Payments	141,253	87,650	87,650	82,289	80,579
Total	$1,055,653	$494,050	$494,050	$448,049	$405,699

2020	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$462,000	$246,400	$246,400	$221,760	$197,120
DER Payments	193,357	120,020	119,191	113,429	108,369
Total	$655,357	$366,420	$365,591	$335,189	$305,489

(5)
Mr. Stivala and Mr. Kuglin do not participate in the Cash Balance Plan. The present value of benefits accrued during fiscal 2022 and fiscal 2021 decreased due to increases in both the discount rate and the PPA lump sum segment rates. Under the disclosure rules, negative values are not shown in the table. The decreases in present values during fiscal 2022 were as follows: $76,514 for Mr. Boyd, $37,749 for Mr. Brinkworth and $44,780 for Mr. Scanlon. The decreases in present values during fiscal 2021 were as follows: $6,365 for Mr. Boyd, $2,018 for Mr. Brinkworth and $4,181 for Mr. Scanlon.

(6)
The amounts reported in this column consist of the following:

Fiscal 2022
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$9,150	$9,150	$9,150	$9,150	$9,150
Value of Annual Physical Examination	3,150	3,150	—	3,550	—
Value of Partnership Provided Vehicles	18,263	20,932	9,057	18,002	18,822
Tax Preparation Services	—	—	4,000	3,200	4,000
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,563	$33,232	$22,969	$34,664	$32,734

Fiscal 2021
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,700	$8,700	$8,700	$8,700	$8,700
Value of Annual Physical Examination	3,150	—	—	3,150	3,100
Value of Partnership Provided Vehicles	18,324	18,203	8,732	16,840	17,430
Tax Preparation Services	—	—	4,000	3,200	3,200
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,174	$26,903	$22,194	$32,652	$33,192

Fiscal 2020
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,550	$8,550	$8,550	$8,550	$8,550
Value of Annual Physical Examination	3,150	3,150	—	—	3,150
Value of Partnership Provided Vehicles	18,648	17,594	8,563	16,936	17,131
Tax Preparation Services	—	—	4,000	3,200	3,200
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,348	$29,294	$21,875	$29,448	$32,793

Note: Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2022

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 24, 2022:

	Plan	Grant	Approval	LTIP Units Underlying Equity Incentive Plan Awards	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	(LTIP) (5)	Target	Maximum	Target	Maximum	or Units	Awards (6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 21	9 Nov 21						57,382	$744,247
	Bonus (2)	27 Sep 21	9 Nov 21		$984,000	$1,525,200
	LTIP (3)	27 Sep 21	9 Nov 21	48,436			$926,900	$1,390,350
	DER (4)	17 Jan 17	17 Jan 17		$159,091

Michael A. Kuglin	RUP (1)	15 Nov 21	9 Nov 21						47,818	$620,202
	Bonus (2)	27 Sep 21	9 Nov 21		$360,000	$558,000
	LTIP (3)	27 Sep 21	9 Nov 21	17,721			$339,112	$508,668
	DER (4)	17 Jan 17	17 Jan 17		$114,975

Steven C. Boyd	RUP (1)	15 Nov 21	9 Nov 21						47,818	$620,202
	Bonus (2)	27 Sep 21	9 Nov 21		$368,000	$570,400
	LTIP (3)	27 Sep 21	9 Nov 21	18,114			$346,645	$519,968
	DER (4)	17 Jan 17	17 Jan 17		$114,975

Douglas T. Brinkworth	RUP (1)	15 Nov 21	9 Nov 21						47,818	$620,202
	Bonus (2)	27 Sep 21	9 Nov 21		$320,000	$496,000
	LTIP (3)	27 Sep 21	9 Nov 21	15,752			$301,433	$452,150
	DER (4)	17 Jan 17	17 Jan 17		$111,453

Neil E. Scanlon	RUP (1)	15 Nov 21	9 Nov 21						44,631	$578,864
	Bonus (2)	27 Sep 21	9 Nov 21		$280,000	$434,000
	LTIP (3)	27 Sep 21	9 Nov 21	13,783			$263,754	$395,631
	DER (4)	17 Jan 17	17 Jan 17		$106,855

(1)
The quantity reported on these lines represents awards granted under 2018 RUP. 2018 RUP awards vest as follows: one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date). Under 2018 RUP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are the only named executive officers who satisfy the age and tenure criteria of the 2018 RUP. A discussion of the general terms of the 2018 RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2022 awards to our named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”
(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2022 were equal to 130% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment. Because 130% of the “Target” awards were earned by our named executive officers during fiscal 2022, 130% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.
(3)
The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2022 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding the first day of fiscal 2021) of our Common Units at the beginning of fiscal 2022, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $1.20 per Common Unit. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”
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

Outstanding Equity Awards at Fiscal Year End 2022 Table

The following table sets forth certain information concerning outstanding equity awards under our 2018 RUP and LTIP unit awards for each named executive officer as of September 24, 2022:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	122,378	$1,962,331	70,472	$1,436,856
Michael A. Kuglin	88,442	$1,418,167	29,474	$600,756
Steven C. Boyd	88,442	$1,418,167	29,867	$608,778
Douglas T. Brinkworth	85,733	$1,374,729	26,329	$536,648
Neil E. Scanlon	82,196	$1,318,013	23,185	$472,560

(1)
The figures reported in this column represent the total quantity of each of our named executive officer’s unvested 2018 RUP awards.

The following is a schedule of when the 2018 RUP awards reported above will vest:

Name	Number of 2018 RUP Awards That Have Not Vested	Number That Will Vest on November 15, 2022	Number That Will Vest on November 15, 2023	Number That Will Vest on November 15, 2024
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	122,378	60,029	43,223	19,126
Michael A. Kuglin	88,442	41,504	31,000	15,938
Steven C. Boyd	88,442	41,504	31,000	15,938
Douglas T. Brinkworth	85,733	39,799	29,996	15,938
Neil E. Scanlon	82,196	38,386	28,933	14,877

(2)
The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 23, 2022, the last trading day of fiscal 2022.
(3)
The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2022 and fiscal 2021 awards under the LTIP. Payments, if earned, will be made to participants at the end of a three-year measurement period in accordance with the performance criteria set forth by the Compensation Committee at the time an unvested award was approved. For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”
(4)
The amounts reported in this column represent the estimated future target payouts of the fiscal 2022 and fiscal 2021 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 24, 2022 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Fiscal 2022 Phantom Units	48,436	17,721	18,114	15,752	13,783
Value of Fiscal 2022 Phantom Units	$799,799	$292,618	$299,107	$260,105	$227,592
Estimated Distributions over Measurement Period	$188,900	$69,112	$70,645	$61,433	$53,754

Fiscal 2021 Phantom Units	22,036	11,753	11,753	10,577	9,402
Value of Fiscal 2021 Phantom Units	$363,869	$194,071	$194,071	$174,653	$155,251
Estimated Distributions over Measurement Period	$84,288	$44,955	$44,955	$40,457	$35,963

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2022 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2022

Awards under the 2009 RUP and RUP-2 are settled in Common Units upon vesting. Awards under the LTIP, a phantom unit plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our 2009 RUP (the last of the 2009 RUP awards to vest), 2018 RUP and the vesting of the fiscal 2020 award under our LTIP for each named executive officer during the fiscal year ended September 24, 2022:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	56,834	$870,129
Michael A. Kuglin	34,978	$535,513
Steven C. Boyd	34,978	$535,513
Douglas T. Brinkworth	32,912	$503,883
Neil E. Scanlon	32,199	$492,967
(1)
The value realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2020 (2) Award
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	12,650	$294,128
Michael A. Kuglin	6,747	$156,876
Steven C. Boyd	6,747	$156,876
Douglas T. Brinkworth	6,072	$141,182
Neil E. Scanlon	5,397	$125,487

(2)
The fiscal 2020 award’s three-year measurement period concluded on September 24, 2022.
(3)
In accordance with the formula described in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were based upon each individual’s salary and target cash bonus at that time.
(4)
The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. The Partnership’s Distribution Coverage Ratio, over the three-year measurement period of the fiscal 2020 award, was such that the participants, including our named executive officers, earned 110% of their target payment amounts. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

Retirement Benefits Table for Fiscal 2022

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 24, 2022:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$254,390	$—
	LTIP (3)	N/A	$608,778	$—
	RUP (4)	N/A	$651,406	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$164,703	$—
	LTIP (3)	N/A	$536,648	$—
	RUP (4)	N/A	$607,967	$—

Neil E. Scanlon	Cash Balance Plan (2)	6	$125,375	$—
	LTIP (3)	N/A	$472,560	$—
	RUP (4)	N/A	$602,355	$—

(1)
Because Mr. Stivala and Mr. Kuglin commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants; therefore, they do not participate in the Cash Balance Plan.
(2)
For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(3)
On September 24, 2022, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the retirement criteria of the LTIP. For such participants, outstanding but unvested awards under the LTIP become fully vested. However, payouts of these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2022 and 2021 awards. The numbers reported on these lines represent the target payout of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s outstanding fiscal 2022 and 2021 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distribution coverage for the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.
(4)
On September 24, 2022, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the age and tenure requirements of the retirement provisions of the 2018 RUP. These figures were calculated by multiplying the awards that met the holding requirements of the retirement provisions of the 2018 RUP by the average of the highest and lowest trading prices of our Common Units on September 23, 2022. At the conclusion of fiscal 2022, taking into consideration the one-year holding requirement of the retirement provisions of 2018 RUP, 40,624 of Mr. Boyd’s, 37,915 of Mr. Brinkworth’s and 37,565 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of our Restricted Unit Plans. For more information on the Restricted Unit Plans and the retirement provisions therein, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, all Restricted Unit Plan awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the Executive Special Severance Plan, the Restricted Unit Plans and the LTIP for the circumstances listed in the table assuming a September 24, 2022 termination date. For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$—	$—	$820,000	$5,412,000
Accelerated Vesting of Fiscal 2022, 2021 and 2020 LTIP Awards @ 150% (5)	—	—	—	—
Accelerated Vesting of Outstanding RUP Awards (6)	1,962,331	1,962,331	—	1,962,331
Medical Benefits (3)	—	—	29,739	44,608
Total	$1,962,331	$1,962,331	$849,739	$7,418,939

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$—	$—	$450,000	$2,430,000
Accelerated Vesting of Fiscal 2022, 2021 and 2020 LTIP Awards @ 150% (5)	—	—	—	—
Accelerated Vesting of Outstanding RUP Awards (6)	1,418,167	1,418,167	—	1,418,167
Medical Benefits (3)	—	—	24,721	38,582
Total	$1,418,167	$1,418,167	$474,721	$3,886,749

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$—	$—	$460,000	$2,484,000
Accelerated Vesting of Fiscal 2022, 2021 and 2020 LTIP Awards @ 150% (5)	—	—	—	—
Accelerated Vesting of Outstanding RUP Awards (6)	1,418,167	1,418,167	651,406	1,418,167
Medical Benefits (3)			26,895	40,342
Total	$1,418,167	$1,418,167	$1,138,301	$3,942,509

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$—	$—	$400,000	$2,160,000
Accelerated Vesting of Fiscal 2022, 2021 and 2020 LTIP Awards @ 150% (5)	—	—	—	—
Accelerated Vesting of Outstanding RUP Awards (6)	1,374,729	1,374,729	607,967	1,374,729
Medical Benefits (3)	—	—	25,421	39,631
Total	$1,374,729	$1,374,729	$1,033,388	$3,574,360

Neil E. Scanlon
Cash Compensation (1) (2) (3) (4)	$—	$—	$350,000	$1,890,000
Accelerated Vesting of Fiscal 2022, 2021 and 2020 LTIP Awards @ 150% (5)	—	—	—	—
Accelerated Vesting of Outstanding RUP Awards (6)	1,318,013	1,318,018	602,355	1,318,013
Medical Benefits (3)	—	—	26,026	39,038
Total	$1,318,013	$1,318,018	$978,381	$3,247,051

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
(5)
In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurred at the conclusion of fiscal 2022, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 24, 2022, the fiscal 2022, fiscal 2021 and fiscal 2020 awards would have been subject to this treatment. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

Under circumstances unrelated to a change of control, if a Restricted Unit Plan award recipient’s employment is terminated without cause or he or she resigns for good reason, any restricted unit awards held by such recipient will be forfeited. Because some of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested awards were subject to the retirement provisions on the last day of fiscal 2022, if Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 24, 2022, 40,624 of Mr. Boyd’s, 37,915 of Mr. Brinkworth’s and 37,565 of Mr. Scanlon’s awards would have vested in accordance with the retirement provisions of the Restricted Unit Plans.

In the event of a change of control, as defined in the 2018 Restricted Unit Plan document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Stivala, our President and Chief Executive Officer (the “CEO):

For fiscal 2022, our last completed fiscal year:

•
the annual total compensation of the employee identified at median of our company (other than our CEO), was $61,290; and
•
the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $3,960,001.

Based on this information, for fiscal 2022, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 65 to 1.

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

We determined that, as of August 15, 2022, our employee population consisted of approximately 3,306 individuals. We selected August 15, 2022, which is within the last three months of fiscal 2022, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2022. This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any Restricted Unit Plan awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period. In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2022 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $61,290.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2022.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Matthew J. Chanin	$135,000	$372,124	$507,124
Lawrence C. Caldwell	$95,000	$289,440	$384,440
Terence J. Connors	$115,000	$289,440	$404,440
William M. Landuyt	$95,000	$289,440	$384,440
Harold R. Logan Jr.	$95,000	$289,440	$384,440
Jane Swift	$110,000	$289,440	$399,440
(1)
This includes amounts earned for fiscal 2022, including quarterly retainer installments for the fourth quarter of 2022 that were paid in November 2022.
(2)
At the end of fiscal 2022, Mr. Chanin held 28,691 unvested restricted units and Messieurs Caldwell, Chanin, Connors, Landuyt and Ms. Swift each held 22,316 unvested restricted units.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees. As the Chairman of the Board of Supervisors, Mr. Chanin receives an annual cash retainer of $135,000, payable in quarterly installments of $33,750 each. Each of the other non-employee Supervisors receives an annual cash retainer of $95,000 each, payable in quarterly installments of $23,750. As Chair of the Compensation Committee, Ms. Swift receives an additional annual cash retainer of $15,000, payable in quarterly installments of $3,750 each. As Chair of the Audit Committee, Mr. Connors receives an additional annual cash retainer of $20,000, payable in quarterly installments of $5,000 each.

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

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2022 for each Supervisor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 21, 2022 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Invesco Ltd. (a)	4,301,699	6.8%
Michael A. Stivala (b)	196,239	*
Michael A. Kuglin (c)	93,033	*
Steven C. Boyd (c)	127,269	*
Douglas T. Brinkworth (d)	101,343	*
Neil Scanlon (e)	112,014	*
Matthew J. Chanin (f)	46,567	*
Harold R. Logan, Jr. (g)	32,038	*
Jane Swift (g)	16,258	*
Lawrence C. Caldwell (g)	47,513	*
Terence J. Connors (g)	35,706	*
William M. Landuyt (g)	46,206	*
All Members of the Board of Supervisors and Executive Officers, as a group (24 persons) (h)	1,299,896	2.0%

(1)
With the exception of the 4,301,699 units held by Invesco Ltd. (of which the Partnership has no knowledge, see note (a) below) and the 784 units held by the General Partner (see note (b) below), the above listed units may be held in brokerage accounts where they are pledged as security.
(2)
Based upon 63,485,760 Common Units outstanding on November 21, 2022.

* Less than 1%.

(a)
Based upon a Schedule 13G/A dated February 9, 2022 filed by Invesco Ltd., which indicates that as of December 31, 2021, Invesco Ltd. had the sole power to vote or to direct the vote of 4,301,699 Common Units and the sole power to dispose or to direct the disposition of 4,301,699 Common Units. The 13G/A indicates that Invesco Ltd. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because it and certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients. We make no representation as to the accuracy or completeness of the information reported. The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(b)
Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member. Excludes 108,797 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.
(c)
Excludes 76,274 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.
(d)
Excludes 75,270 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.
(e)
Excludes 69,479 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.
(f)
Excludes 19,127 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.
(g)
Excludes 14,877 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.
(h)
Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), and (g), above, the reported number of units excludes 873,482 unvested restricted units, none of which will vest in the 60-day period following November 21, 2022.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 24, 2022, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,516,229	(2)	$13.52	1,261,165
Equity compensation plans not approved by security holders	—		—
Total	1,516,229		$13.52	1,261,165

(1)
Relates to the Restricted Unit Plans.
(2)
Represents number of restricted units that, as of September 24, 2022, had been granted under the Restricted Unit Plans but had not yet vested.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services related to fiscal years 2022 and 2021 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2022	Fiscal 2021
Audit Fees (a)	$2,104,935	$2,091,935
Tax Fees (b)	912,000	874,885
All Other Fees (c)	5,500	4,500
Total	$3,022,435	$2,971,320

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2022 and fiscal 2021.

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

10.2	Amended and Restated 2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 18, 2021). #

10.3

Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.4

Suburban Propane, L.P. Executive Special Severance Plan, effective January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 19, 2019). #

10.5

Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013, as amended on November 14, 2016, January 22, 2019 and November 12, 2019. (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 27, 2019). #

10.6

Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020, as amended on February 5, 2022 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 23, 2022). #

10.7

Suburban Propane Partners, L.P. 2022 Phantom Equity Plan, effective November 8, 2022 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 15, 2022).

10.8

Amended and Restated Retirement Savings and Investment Plan of Suburban Propane (effective as of January 1, 2013). (Incorporated by reference to Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.9

First Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2015). (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.10

Second Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2016). (Incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on November 23, 2016). #

10.11

Third Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective August 1, 2016). (Incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.12

Fourth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2017). (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.13

Fifth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective April 1, 2018). (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q filed on August 9, 2018). #

10.14

Sixth Amendment to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2019). (Incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q filed on August 8, 2019). #

10.15

Suburban Propane Partners, L.P. Distribution Equivalent Rights Plan, effective January 17, 2017, as amended November 8, 2022 (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed November 15, 2022). #

10.16

Third Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective June 1, 2017). (Incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K filed on November 22, 2017). #

10.17

Fourth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019). (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019). #

10.18

Fifth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2019 and October 1, 2019, as applicable). (Incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K filed on November 27, 2019). #

10.19

Sixth Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective December 20, 2019). (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 6, 2020). #

10.20

Seventh Amendment to the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries (effective January 1, 2016). (Incorporated by reference to Exhibit 10.19 to the Partnership's Annual Report on Form 10-K filed on November Filed on November 24, 2021). #

10.21

Third Amended and Restated Credit Agreement among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated March 5, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 5, 2020).

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 23, 2022	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 23, 2022
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ MATTHEW J. CHANIN	Chairman and Supervisor	November 23, 2022
(Matthew J. Chanin)

By:	/s/ HAROLD R. LOGAN, JR.	Supervisor	November 23, 2022
(Harold R. Logan, Jr.)

By:	/s/ JANE SWIFT	Supervisor	November 23, 2022
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 23, 2022
(Lawrence C. Caldwell)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 23, 2022
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 23, 2022
(William M. Landuyt)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and	November 23, 2022
	(Michael A. Kuglin)	Chief Accounting Officer

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President and Controller	November 23, 2022
(Daniel S. Bloomstein)

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders

of Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the “Partnership”) as of September 24, 2022, and September 25, 2021, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for each of the three years in the period ended September 24, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 24, 2022, and September 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Insurance

As described in Notes 2 and 14 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $64 million as of September 24, 2022, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual historical claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to approximately $16 million as of September 24, 2022.

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

November 23, 2022

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 24,	September 25,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,100	$5,808
Accounts receivable, less allowance for doubtful accounts of $4,822 and $3,332, respectively	78,529	71,372
Inventories	66,921	61,802
Other current assets	25,310	41,126
Total current assets	174,860	180,108
Property, plant and equipment, net	563,784	569,130
Operating lease right-of-use assets	136,578	129,999
Goodwill	1,113,423	1,107,026
Other intangible assets, net	40,002	39,263
Other assets	75,079	26,204
Total assets	$2,103,726	$2,051,730
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$35,173	$39,169
Accrued employment and benefit costs	43,333	40,814
Accrued insurance	10,120	16,700
Customer deposits and advances	127,592	111,727
Operating lease liabilities	32,126	30,878
Accrued interest	12,342	13,287
Other current liabilities	45,936	34,571
Total current liabilities	306,622	287,146
Long-term borrowings	1,077,329	1,118,014
Accrued insurance	53,945	49,424
Operating lease liabilities	103,670	98,532
Other liabilities	64,630	73,193
Total liabilities	1,606,196	1,626,309
Commitments and contingencies
Partners' capital:
Common Unitholders (62,987 and 62,538 units issued and outstanding at September 24, 2022 and September 25, 2021, respectively)	510,126	443,005
Accumulated other comprehensive loss	(12,596)	(17,584)
Total partners' capital	497,530	425,421
Total liabilities and partners' capital	$2,103,726	$2,051,730

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Revenues
Propane	$1,313,556	$1,140,457	$955,143
Fuel oil and refined fuels	95,157	67,104	75,039
Natural gas and electricity	39,511	30,425	31,184
All other	53,241	50,769	46,531
	1,501,465	1,288,755	1,107,897
Costs and expenses
Cost of products sold	712,123	485,478	382,951
Operating	442,411	411,390	401,958
General and administrative	81,756	74,096	65,927
Depreciation and amortization	58,848	104,555	116,791
	1,295,138	1,075,519	967,627
Operating income	206,327	213,236	140,270
Loss on debt extinguishment	—	16,029	109
Interest expense, net	60,658	68,132	74,727
Other, net	5,532	5,172	4,822
Income before provision for (benefit from) income taxes	140,137	123,903	60,612
Provision for (benefit from) income taxes	429	1,110	(146)
Net income	$139,708	$122,793	$60,758
Net income per Common Unit - basic	$2.21	$1.96	$0.98
Weighted average number of Common Units outstanding - basic	63,212	62,713	62,299
Net income per Common Unit - diluted	$2.18	$1.94	$0.97
Weighted average number of Common Units outstanding - diluted	64,018	63,313	62,727

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Net income	$139,708	$122,793	$60,758
Other comprehensive income:
Amortization of net actuarial gains (losses) and prior service credits into earnings and net change in funded status of benefit plans	4,148	7,234	(641)
Recognition in earnings of net actuarial loss for pension settlement	840	958	1,051
Other comprehensive income	4,988	8,192	410
Total comprehensive income	$144,696	$130,985	$61,168

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Cash flows from operating activities:
Net income	$139,708	$122,793	$60,758
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58,848	104,555	116,791
Compensation costs recognized under Restricted Unit Plans	11,253	10,073	9,242
Loss on debt extinguishment	—	16,029	109
Pension settlement charge	840	958	1,051
Other, net	2,971	3,078	923
Changes in assets and liabilities:
Accounts receivable	(7,095)	(15,914)	4,466
Inventories	(4,824)	(14,797)	(1,583)
Other current and noncurrent assets	(5,373)	(39,952)	(9,753)
Accounts payable	(4,335)	6,783	1,511
Accrued employment and benefit costs	2,277	5,600	526
Accrued insurance	(2,059)	(6,818)	5,663
Customer deposits and advances	15,865	7,300	6,573
Contributions to defined benefit pension plan	(3,330)	(6,270)	(3,835)
Other current and noncurrent liabilities	15,801	33,134	16,912
Net cash provided by operating activities	220,547	226,552	209,354
Cash flows from investing activities:
Capital expenditures	(44,352)	(29,855)	(32,498)
Investment in and acquisition of businesses	(56,083)	(8,716)	(25,636)
Proceeds from sale of property, plant and equipment	5,150	4,496	4,891
Proceeds from sale of business	850	—	—
Net cash (used in) investing activities	(94,435)	(34,075)	(53,243)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	650,000	—
Repayments of long-term borrowings	—	(786,333)	—
Proceeds from borrowings under revolving credit facility	386,600	447,001	493,000
Repayments of borrowings under revolving credit facility	(429,000)	(409,601)	(511,900)
Issuance costs associated with long-term borrowings	—	(10,778)	(2,665)
Partnership distributions	(81,725)	(76,484)	(130,206)
Other, net	(3,695)	(3,614)	(3,641)
Net cash (used in) financing activities	(127,820)	(189,809)	(155,412)
Net (decrease) increase in cash and cash equivalents	(1,708)	2,668	699
Cash and cash equivalents at beginning of period	5,808	3,140	2,441
Cash and cash equivalents at end of period	$4,100	$5,808	$3,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,198	$64,890	$72,024

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 28, 2019	61,735	$450,016	$(26,186)	$423,830
Cumulative adjustment for lease accounting standard		108		108
Net income		60,758		60,758
Amortization of net actuarial (losses) and prior service credits into earnings and net change in funded status of benefit plans			(641)	(641)
Partnership distributions		(130,206)		(130,206)
Common Units issued under Restricted Unit Plans	411	(1,761)		(1,761)
Recognition in earnings of net actuarial loss for pension settlement			1,051	1,051
Compensation costs recognized under Restricted Unit Plans		9,242		9,242
Balance at September 26, 2020	62,146	$388,157	$(25,776)	$362,381

Net income		122,793		122,793
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans			7,234	7,234
Partnership distributions		(76,484)		(76,484)
Common Units issued under Restricted Unit Plans	392	(1,534)		(1,534)
Recognition in earnings of net actuarial loss for pension settlement			958	958
Compensation costs recognized under Restricted Unit Plans		10,073		10,073
Balance at September 25, 2021	62,538	$443,005	$(17,584)	$425,421

Net income		139,708		139,708
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans			4,148	4,148
Partnership distributions		(81,725)		(81,725)
Common Units issued under Restricted Unit Plans	449	(2,115)		(2,115)
Recognition in earnings of net actuarial loss for pension settlement			840	840
Compensation costs recognized under Restricted Unit Plans		11,253		11,253
Balance at September 24, 2022	62,987	$510,126	$(12,596)	$497,530

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 62,987,195 Common Units outstanding at September 24, 2022. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 42 states. The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the Midwest region of the United States and Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2022, 2021 or 2020.

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

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, as will be the case for fiscal 2023, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2022, 2021 and 2020 included 52 weeks of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during fiscal 2022, 2021 or 2020.

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

Other Intangible Assets. Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests. Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2023 and 2032. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Pension and Other Postretirement Benefits. The Partnership estimates the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining its annual pension and other postretirement benefit costs. The Partnership uses Society of Actuaries mortality tables (Pri-2012), mortality improvement scales (MP-2021) and other actuarial life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans.

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

All other costs of operating the Partnership’s retail propane, fuel oil and refined fuels distribution and appliance sales and service operations, as well as the natural gas and electricity marketing business and the renewable energy businesses, are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining the vehicle fleet, overhead and other costs of the purchasing, training and safety departments and other direct and indirect costs of operating the Partnership’s customer service centers.

All costs of back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 805,033, 599,481 and 427,504 units for fiscal 2022, 2021 and 2020, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Issued Accounting Pronouncements. In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 “Reference Rate Reform” (“Topic 848”). This update provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Topic 848 became effective for all entities as of March 12, 2020, and will continue through December 31, 2024, which will be the Partnership’s first quarter of fiscal 2025. LIBOR rates based on US dollars will have an extended expiration date of June 30, 2023. Borrowings under the Partnership’s revolving credit facility bear interest at prevailing interest rates based partially on LIBOR (refer to Note 10, “Long-Term Borrowings” for more details). The Partnership does not expect that the adoption of Topic 848 will have a material impact on the Partnership’s consolidated financial statements.

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

3. Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 17, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 87%, 6% and 3%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Retail
Residential	$798,784	$703,263	$654,265
Commercial	435,015	353,365	283,021
Industrial	136,257	111,723	92,969
Agricultural	45,259	37,873	33,718
Government	66,035	51,917	43,441
Wholesale	20,115	30,614	483
Total revenues	$1,501,465	$1,288,755	$1,107,897

The Partnership recognized $75,149, $72,955 and $67,117 of revenue during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $7,953 and $6,004 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 24, 2022 and September 25, 2021, respectively.

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

The Operating Partnership also owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon's rDME fuel is a cost-effective, low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry.

The IH and Oberon investments were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on innovative solutions to reduce greenhouse gas emissions. These investments are being accounted for under the equity method of accounting and were included in “Other assets” within the consolidated balance sheets, and the Partnership’s equity in Oberon’s and IH’s earnings were included in “Other, net” within the consolidated statements of operations.

On February 17, 2022, the Operating Partnership sold certain assets and operations in a non-strategic market of its propane segment for $850, resulting in a gain of $363 that was recognized during the second quarter of fiscal 2022. The corresponding net assets and results of operations were not material to the Partnership’s consolidated results of operations, financial position and cash flows.

During the third quarter of fiscal 2022, Suburban Renewables announced an agreement to construct, own and operate a new biodigester system with Adirondack Farms in Clinton County, New York for the production of renewable natural gas (“RNG”). Construction is expected to commence in fiscal 2023.

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

Fiscal Year	Total consideration (1)

2022	$26,707	(2)
2021	$9,813	(3)
2020	$27,065	(4)

(1)
Total consideration includes non-compete consideration, which will be paid over the respective non-compete periods subject to compliance with the terms of the respective agreements, investments in Oberon and excludes working capital adjustments.

(2)
Includes one acquisition of a propane retailer located in New Mexico.

(3)
Includes one acquisition of a propane retailer located in North Carolina.

(4)
Includes two acquisitions of propane retailers located in Georgia and California.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the last three fiscal years:

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
First Quarter	$0.3250	$0.3000	$0.6000
Second Quarter	0.3250	0.3000	0.6000
Third Quarter	0.3250	0.3250	0.3000
Fourth Quarter	0.3250	0.3250	0.3000

6. Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 24,	September 25,
	2022	2021
Propane, fuel oil and refined fuels and natural gas	$64,240	$59,492
Appliances	2,681	2,310
	$66,921	$61,802

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 24,	September 25,
	2022	2021
Land and improvements	$189,882	$187,106
Buildings and improvements	116,870	114,309
Transportation equipment	23,521	27,848
Storage facilities	115,149	114,328
Equipment, primarily tanks and cylinders	928,802	901,945
Computer software	52,958	52,752
Construction in progress	11,339	8,627
	1,438,521	1,406,915
Less: accumulated depreciation	(874,737)	(837,785)
	$563,784	$569,130

Depreciation expense for fiscal 2022, 2021 and 2020 amounted to $51,276, $56,501 and $59,726, respectively.

7. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2022 and fiscal 2021 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 25, 2021
Goodwill	$1,094,688	$10,900	$7,900	$1,113,488
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,094,688	$4,438	$7,900	$1,107,026

Fiscal 2022 Activity
Goodwill disposed (1)	$(399)	$—	$—	$(399)
Goodwill acquired (2)	$6,796	$—	$—	$6,796

Balance as of September 24, 2022
Goodwill	$1,101,085	$10,900	$7,900	$1,119,885
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,101,085	$4,438	$7,900	$1,113,423

Other intangible assets consist of the following:

	As of
	September 24,	September 25,
	2022	2021
Customer relationships (2)	$526,665	$519,604
Non-compete agreements (2)	40,190	38,940
Other	1,967	1,967
	568,822	560,511
Less: accumulated amortization
Customer relationships	(492,968)	(486,395)
Non-compete agreements	(34,137)	(33,229)
Other	(1,715)	(1,624)
	(528,820)	(521,248)
	$40,002	$39,263

(1)
Reflects the impact from the disposition of certain assets and operations in a non-strategic market of the propane segment (See Note 4).

(2)
Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2022, 2021 and 2020 was $7,572, $48,054 and $57,065, respectively. The reduction in fiscal 2022 was attributable to the conclusion of the amortization period for certain intangible assets from prior business acquisitions. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 24, 2022 is estimated as follows: 2023 - $7,639; 2024 - $7,474; 2025 - $5,389; 2026 - $4,633; and 2027 - $4,633.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of September 24, 2022.

Quantitative information on the Partnership’s lease population for fiscal 2022 is as follows:

	Year Ended	Year Ended
	September 24, 2022	September 25, 2021
Lease expense	$41,042	$37,782

Other information:
Cash payments for operating leases	41,320	37,919
Right-of-use assets obtained in exchange for new operating lease liabilities	38,745	40,043
Weighted-average remaining lease term	6.1 years	6.2 years
Weighted-average discount rate	5.0%	5.1%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of September 24, 2022:

Fiscal Year	Operating Leases
2023	$38,025
2024	32,229
2025	27,831
2026	22,863
2027	12,990
2028 and thereafter	24,553
Total future minimum lease payments	$158,491
Less: interest	(22,695)
Total lease obligations	$135,796

9. Income Taxes

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

As a result of the Tax Cuts and Jobs Act of 2017, NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely. As a result, the Partnership reversed the valuation allowance on certain of these NOLs generated after the 2017 Act, which resulted in a $496 discrete deferred tax benefit recorded during the first quarter of fiscal 2020. The Corporate Entities generated a taxable loss during the 2021 tax year, which resulted in a $638 discrete deferred tax benefit recorded during the first quarter of fiscal 2022.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Current
Federal	$10	$7	$4
State and local	1,057	1,001	346
	1,067	1,008	350
Deferred	(638)	102	(496)
	$429	$1,110	$(146)

The provision for income taxes differs from income taxes computed at the U.S. federal statutory rate as a result of the following:

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Income tax provision at federal statutory tax rate	$29,429	$26,020	$12,728
Impact of Partnership income not subject to federal income taxes	(30,851)	(26,444)	(13,045)
Permanent differences	131	174	127
Change in valuation allowance	1,174	570	(298)
State income taxes	717	929	403
Other	(171)	(139)	(61)
Provision for income taxes - current and deferred	$429	$1,110	$(146)

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 24,	September 25,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$39,355	$37,806
Allowance for doubtful accounts	368	208
Inventory	418	264
Deferred revenue	526	557
Other accruals	2,391	2,671
Total deferred tax assets	43,058	41,506
Deferred tax liabilities:
Intangible assets	1,191	1,189
Property, plant and equipment	1,393	1,655
Total deferred tax liabilities	2,584	2,844
Net deferred tax assets	40,474	38,662
Valuation allowance	(39,442)	(38,268)
Net deferred tax assets	$1,032	$394

10. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 24,	September 25,
	2022	2021
5.875% senior notes, due March 1, 2027	350,000	350,000
5.0% senior notes, due June 1, 2031	650,000	650,000
Revolving Credit Facility, due March 5, 2025	89,600	132,000
Subtotal	1,089,600	1,132,000

Less: unamortized debt issuance costs	(12,271)	(13,986)
	$1,077,329	$1,118,014

Senior Notes

2027 Senior Notes

On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in March and September. The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the Partnership’s then outstanding 7.375% senior notes due in 2021.

The 2027 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after March 1, 2022, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2022	102.938%
2023	101.958%
2024	100.979%
2025 and thereafter	100.000%

2031 Senior Notes

On May 24, 2021, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a private offering of $650,000 in aggregate principal amount of 5.0% senior notes due June 1, 2031 (the “2031 Senior Notes”) to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2031 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December. The net proceeds from the issuance of the 2031 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the then outstanding senior notes due in 2024 and 2025.

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $89,600 and $132,000 was outstanding as of September 24, 2022 and September 25, 2021, respectively. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of September 24, 2022, the interest rate for borrowings under the Revolving Credit Facility was approximately 5.7%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of September 24, 2022, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $48,862 which expire periodically through April 30, 2023.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of September 24, 2022.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Credit Agreement. During fiscal 2020, the Partnership recognized a charge of $109 to write-off unamortized debt origination costs and capitalized $2,717 in costs incurred in connection with the amendment to the Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. Other assets at September 24, 2022 and September 25, 2021 include debt origination costs associated with the Credit Agreement with a net carrying amount of $1,312 and $2,238, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 24, 2022 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $89,600; fiscal 2026: $-0-; fiscal 2027: $350,000; and thereafter: $650,000.

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

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2019	988,339	$18.12
Awarded	471,111	18.19
Forfeited	(9,975)	(18.01)
Vested (1)	(487,659)	(19.22)
Outstanding September 26, 2020	961,816	17.60
Awarded	779,837	14.43
Forfeited	(26,070)	(15.29)
Vested (1)	(483,720)	(18.58)
Outstanding September 25, 2021	1,231,863	15.26
Awarded	884,658	12.97
Forfeited	(12,845)	(13.88)
Vested (1)	(587,447)	(16.32)
Outstanding September 24, 2022	1,516,229	$13.52

(1)
During fiscal 2022, 2021 and 2020, the Partnership withheld 138,039, 92,336 and 76,453 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 24, 2022, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $3,560. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense for the Restricted Unit Plans for fiscal 2022, 2021 and 2020 was $11,253, $10,073 and $9,242, respectively.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), which gives the Compensation Committee of the Partnership’s Board of Supervisors discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan was $1,189, $874 and $842 for fiscal 2022, 2021 and 2020, respectively.

Long-Term Incentive Plan. On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP” and together with the 2014 LTIP, “the LTIPs”). The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The 2014 LTIP document governs the terms and conditions of the outstanding fiscal 2020 award and the 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 and fiscal 2022 awards and any awards granted in fiscal years thereafter. The level of compensation earned under the 2014 LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period. The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined by the 2014 LTIP document, for the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership. The level of compensation earned under the fiscal 2021 award is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors, over that award’s three-year measurement period. The level of compensation earned under the fiscal 2022 award, and measurement periods thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee of the Board of Supervisors for that award’s three-year measurement period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2022, 2021 and 2020 was $6,112, $4,819 and $480, respectively. The cash payout in fiscal 2022, which related to the fiscal 2019 award, was $3,985; the cash payout in fiscal 2021, which related to the fiscal 2018 award, was $3,354; and the cash payout in fiscal 2020, which related to the fiscal 2017 award, was $2,963.

12. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan represent a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved. These contribution costs were $4,059, $3,880 and $3,934 for fiscal 2022, 2021 and 2020, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. Contributions of $3,330, $6,270 and $3,835 were made by the Partnership in fiscal 2022, 2021 and 2020, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2022 and 2021 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2022	2021	2022	2021
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$103,115	$115,232	$4,962	$5,999
Interest cost	2,459	2,263	81	77
Actuarial (gain) loss	(20,763)	(4,461)	(705)	(431)
Lump sum benefits paid	(3,332)	(3,859)	—	—
Ordinary benefits paid	(5,628)	(6,060)	(626)	(683)
Benefit obligation at end of year	$75,851	$103,115	$3,712	$4,962

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$77,892	$80,001	$—	$—
Actual return on plan assets	(17,171)	1,540	—	—
Employer contributions	3,330	6,270	626	683
Lump sum benefits paid	(3,332)	(3,859)	—	—
Ordinary benefits paid	(5,628)	(6,060)	(626)	(683)
Fair value of plan assets at end of year	$55,091	$77,892	$—	$—

Funded status:
Funded status at end of year	$(20,760)	$(25,223)	$(3,712)	$(4,962)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(20,760)	$(25,223)	$(3,712)	$(4,962)
Less: current portion	—	—	627	710
Noncurrent benefit liability	$(20,760)	$(25,223)	$(3,085)	$(4,252)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(17,797)	$(23,303)	$4,445	$4,465
Prior service credits	—	—	756	1,255
Net amount recognized in accumulated other comprehensive (loss) income	$(17,797)	$(23,303)	$5,201	$5,720

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

The following table presents the actual allocation of assets held in trust as of:

	September 24,	September 25,
	2022	2021
Fixed income securities	86%	86%
Equity securities	14%	14%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments. Commingled funds are valued at the net asset value of its underlying securities. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 24,	September 25,
	2022	2021
Short term investments (1)	$1,410	$1,467

Equity securities: (1) (2)
Domestic	2,803	4,129
International	4,941	7,167

Fixed income securities (1) (3)	45,937	65,129
	$55,091	$77,892

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

Projected Contributions and Benefit Payments. The Partnership does not have any required contributions to the defined benefit pension plan during fiscal 2023. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2023	$22,832	$627
2024	7,361	559
2025	6,931	494
2026	6,832	432
2027	6,134	375
2028 through 2032	23,897	1,171

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2023 will elect to receive a benefit payment in fiscal 2023. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2022, 2021 and 2020:

	Pension Benefits			Retiree Health and Life Benefits
	2022	2021	2020	2022	2021	2020
Interest cost	$2,459	$2,263	$2,726	$81	$77	$151
Expected return on plan assets	(1,392)	(1,266)	(1,270)	—	—	—
Amortization of prior service credit	—	—	—	(498)	(498)	(498)
Settlement charge	840	958	1,051	—	—	—
Recognized net actuarial loss (gain)	2,467	3,289	3,448	(725)	(723)	(786)
Net periodic benefit costs	$4,374	$5,244	$5,955	$(1,142)	$(1,144)	$(1,133)

During fiscal 2022, fiscal 2021 and fiscal 2020, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,332, $3,859 and $3,623, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $2,459, $2,263 and $2,726, respectively. In fiscal 2022, fiscal 2021 and fiscal 2020, lump sum pension settlement payments exceeded the respective settlement thresholds, which required the Partnership to recognize non-cash settlement charges of $840, $958 and $1,051 respectively. The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 24, 2022 and September 25, 2021 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2022	2021	2022	2021
Weighted-average discount rate	5.125%	2.500%	4.875%	1.750%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	5.330%	5.400%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2022, 2021 and 2020 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average discount rate	2.500%	2.125%	2.875%	1.750%	1.375%	2.375%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.150%	1.850%	1.800%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	5.400%	5.720%	6.010%

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

The 5.33% increase in health care costs assumed at September 24, 2022 is assumed to decrease gradually to 4.00% in fiscal 2046 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 24, 2022 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2022. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans. As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. During the fourth quarter of fiscal 2021, the Partnership accrued approximately $4,300 for its voluntary full withdrawal from one MEPP. As of September 24, 2022 and September 25, 2021, the Partnership’s estimated obligation for MEPP established withdrawals was $22,496 and $23,567, respectively. Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes. The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2022	2021	FIP/RP Status	2022	2021	2020	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$295	$277	$272	No	August 2024
Western Conference of Teamsters Pension Plan (2)	91-6145047	Green	Green	n/a	19	17	24	No	February 2024
					$314	$294	$296

(1) Based on most recent available valuation information for plan year ended February 2022.

(2) Based on most recent available valuation information for plan year ended December 2021.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans. Contributions to those plans were $1,045, $1,241 and $1,151 for fiscal 2022, 2021 and 2020, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 24, 2022 and September 25, 2021, respectively:

	As of September 24, 2022		As of September 25, 2021
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$18,263	Other current assets	$53,019
	Other assets	16,430	Other assets	1,813
		$34,693		$54,832

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$16,957	Other current liabilities	$8,715
	Other liabilities	1,895	Other liabilities	1,632
		$18,852		$10,347

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2022		Fiscal 2021
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$4,626	$451	$—	$—
Beginning balance realized during the period	(4,626)	(219)	—	—
Contracts purchased during the period	222	3,295	4,626	451
Change in the fair value of outstanding contracts	—	(119)	—	—
Ending balance of over-the-counter options	$222	$3,408	$4,626	$451

As of September 24, 2022 and September 25, 2021, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately seven and four months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2022, 2021 and 2020 are as follows:

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2022	Cost of products sold	$(27,929)

Fiscal 2021	Cost of products sold	$43,121

Fiscal 2020	Cost of products sold	$(382)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 24, 2022
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$117,260	$(82,567)	$34,693
	$117,260	$(82,567)	$34,693

Liability Derivatives
Commodity-related derivatives	$101,419	$(82,567)	$18,852
	$101,419	$(82,567)	$18,852

	As of September 25, 2021
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$76,508	$(21,676)	$54,832
	$76,508	$(21,676)	$54,832

Liability Derivatives
Commodity-related derivatives	$32,023	$(21,676)	$10,347
	$32,023	$(21,676)	$10,347

The Partnership had $-0- posted cash collateral as of September 24, 2022 and September 25, 2021, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 42 states. No single customer accounted for more than 10% of revenues during fiscal 2022, 2021 or 2020 and no concentration of receivables exists as of September 24, 2022 or September 25, 2021.

During fiscal 2022, Crestwood Equity Partners L.P. and Targa Liquids Marketing, provided approximately 31% and 16% of the Partnership’s total propane purchases, respectively. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2022. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2027 Senior Notes and 2031 Senior Notes was $336,375 and $547,625, respectively, as of September 24, 2022.

14. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases.

Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of September 24, 2022 and September 25, 2021, the Partnership had accrued liabilities of $64,065 and $66,124, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,710 and $16,101 as of September 24, 2022 and September 25, 2021, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this regard, the Partnership’s natural gas and electricity business was sued in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The case was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed. On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full. The plaintiff has filed an appeal to the Second Circuit Court of Appeals. The Partnership believes that the appeal is without merit. Accordingly, it was determined that no reserve for a loss contingency is required. Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow.

During the first quarter of fiscal 2020, the Partnership recorded a charge of $5,000 for the settlement of certain product liability and other legal matters. The settled claims were paid in the second quarter of fiscal 2020.

15. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $33,972 as of September 24, 2022. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 24, 2022 and September 25, 2021.

16. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 24, 2022, September 25, 2021 and September 26, 2020:

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Pension Benefits
Balance, beginning of period	$(23,303)	$(32,286)	$(33,733)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	2,199	4,736	(3,052)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	840	958	1,051
Amortization of net loss (1)	2,467	3,289	3,448
Other comprehensive income (loss)	5,506	8,983	1,447
Balance, end of period	$(17,797)	$(23,303)	$(32,286)

Postretirement Benefits
Balance, beginning of period	$5,719	$6,510	$7,547
Other comprehensive income before reclassifications:
Net change in plan obligation	705	430	247
Reclassifications to earnings:
Amortization of prior service credits (1)	(498)	(498)	(498)
Amortization of net gain (1)	(725)	(723)	(786)
Other comprehensive (loss) income	(518)	(791)	(1,037)
Balance, end of period	$5,201	$5,719	$6,510

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(17,584)	$(25,776)	$(26,186)
Other comprehensive income before reclassifications	2,904	5,166	(2,805)
Recognition of net actuarial loss for pension settlement	840	958	1,051
Reclassifications to earnings	1,244	2,068	2,164
Other comprehensive (loss) income	4,988	8,192	410
Balance, end of period	$(12,596)	$(17,584)	$(25,776)

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

The propane segment is primarily engaged in the retail distribution of propane to residential, commercial, industrial, agricultural and government customers and, to a lesser extent, wholesale distribution to large industrial end users. In the residential, commercial and government markets, propane is used primarily for space heating, water heating, cooking and clothes drying. Industrial customers use propane generally as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces and as a cutting gas. In the agricultural markets, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. In addition, the Partnership's equity investment in Oberon is included within the propane segment.

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation. In addition, the Partnership's equity investment in IH and investments in biodigester systems for the production of RNG are included within "all other".

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 24,	September 25,	September 26,
	2022	2021	2020
Revenues:
Propane	$1,313,556	$1,140,457	$955,143
Fuel oil and refined fuels	95,157	67,104	75,039
Natural gas and electricity	39,511	30,425	31,184
All other	53,241	50,769	46,531
Total revenues	$1,501,465	$1,288,755	$1,107,897

Operating income (loss):
Propane	$337,377	$330,443	$239,771
Fuel oil and refined fuels	6,711	7,716	9,338
Natural gas and electricity	6,598	7,409	7,459
All other	(21,982)	(20,119)	(20,377)
Corporate	(122,377)	(112,213)	(95,921)
Total operating income	206,327	213,236	140,270

Reconciliation to net income:
Loss on debt extinguishment	—	16,029	109
Interest expense, net	60,658	68,132	74,727
Other, net	5,532	5,172	4,822
Provision for (benefit from) income taxes	429	1,110	(146)
Net income	$139,708	$122,793	$60,758

Depreciation and amortization:
Propane	$50,053	$95,616	$106,725
Fuel oil and refined fuels	1,693	1,654	1,843
Natural gas and electricity	21	24	18
All other	179	188	189
Corporate	6,902	7,073	8,016
Total depreciation and amortization	$58,848	$104,555	$116,791

	As of
	September 24,	September 25,
	2022	2021
Assets:
Propane	$1,957,257	$1,935,399
Fuel oil and refined fuels	49,683	47,039
Natural gas and electricity	12,504	11,275
All other	47,853	17,767
Corporate	36,429	40,250
Total assets	$2,103,726	$2,051,730

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 24, 2022, September 25, 2021 and September 26, 2020	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 26, 2020
Allowance for doubtful accounts	$2,573	$3,855	$—	$(1,955)	$4,473
Valuation allowance for deferred tax assets	37,996	(298)	—	—	37,698
Year Ended September 25, 2021
Allowance for doubtful accounts	$4,473	$770	$—	$(1,911)	$3,332
Valuation allowance for deferred tax assets	37,698	570	—	—	38,268
Year Ended September 24, 2022
Allowance for doubtful accounts	$3,332	$4,433	$—	$(2,943)	$4,822
Valuation allowance for deferred tax assets	38,268	1,174	—	—	39,442

(a)
Represents amounts that did not impact earnings.

S-2