Form 10-Q
period 2022-12-24
SUBURBAN PROPANE PARTNERS LP
filed 2023-02-02
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2022

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

At January 30, 2023, there were 63,489,392 Common Units of Suburban Propane Partners, L.P. outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions, project developments, and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “could,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties that could impact the Partnership’s results include, but are not limited to, the following risks:

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
•
Risks related to the Partnership’s renewable fuel investment projects;
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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 24,	September 24,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,078	$4,100
Accounts receivable, less allowance for doubtful accounts of $5,335 and $4,822, respectively	133,912	78,529
Inventories	71,192	66,921
Other current assets	44,358	25,310
Total current assets	255,540	174,860
Property, plant and equipment, net	561,626	563,784
Operating lease right-of-use assets	132,861	136,578
Goodwill	1,113,423	1,113,423
Other intangible assets, net	37,969	40,002
Other assets	64,606	75,079
Total assets	$2,166,025	$2,103,726

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$81,890	$35,173
Accrued employment and benefit costs	27,605	43,333
Customer deposits and advances	113,656	127,592
Operating lease liabilities	31,913	32,126
Other current liabilities	62,811	68,398
Total current liabilities	317,875	306,622
Long-term borrowings	1,111,658	1,077,329
Accrued insurance	54,305	53,945
Operating lease liabilities	100,172	103,670
Other liabilities	59,659	64,630
Total liabilities	1,643,669	1,606,196
Commitments and contingencies
Partners’ capital:
Common Unitholders (63,486 and 62,987 units issued and outstanding at December 24, 2022 and September 24, 2022, respectively)	534,788	510,126
Accumulated other comprehensive loss	(12,432)	(12,596)
Total partners’ capital	522,356	497,530
Total liabilities and partners’ capital	$2,166,025	$2,103,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 24,	December 25,
	2022	2021
Revenues
Propane	$342,353	$331,117
Fuel oil and refined fuels	30,141	20,966
Natural gas and electricity	8,690	9,223
All other	16,286	14,101
	397,470	375,407
Costs and expenses
Cost of products sold	182,653	196,338
Operating	115,711	105,730
General and administrative	23,012	19,798
Depreciation and amortization	13,779	16,285
	335,155	338,151
Operating income	62,315	37,256
Interest expense, net	15,994	15,299
Other, net	975	1,130
Income before benefit from income taxes	45,346	20,827
Benefit from income taxes	(48)	(471)
Net income	$45,394	$21,298
Net income per Common Unit - basic	$0.71	$0.34
Weighted average number of Common Units outstanding - basic	63,634	63,032
Net income per Common Unit - diluted	$0.71	$0.34
Weighted average number of Common Units outstanding - diluted	63,933	63,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 24,	December 25,
	2022	2021
Net income	$45,394	$21,298
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	164	294
Other comprehensive income	164	294
Total comprehensive income	$45,558	$21,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 24,	December 25,
	2022	2021
Cash flows from operating activities:
Net income	$45,394	$21,298
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	13,779	16,285
Compensation costs recognized under Restricted Unit Plans	2,471	2,709
Other, net	714	1,092
Changes in assets and liabilities:
Accounts receivable	(55,383)	(51,684)
Inventories	(4,271)	(6,817)
Other current and noncurrent assets	(723)	4,308
Accounts payable	47,160	27,290
Accrued employment and benefit costs	(15,788)	(17,468)
Customer deposits and advances	(13,936)	(11,317)
Contributions to defined benefit pension plan	(1,000)	—
Other current and noncurrent liabilities	(12,145)	969
Net cash provided by (used in) operating activities	6,272	(13,335)
Cash flows from investing activities:
Capital expenditures	(10,780)	(10,673)
Investment in and acquisition of businesses	(4,354)	(850)
Proceeds from sale of property, plant and equipment	743	1,152
Net cash (used in) investing activities	(14,391)	(10,371)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	140,600	114,600
Repayments of borrowings under revolving credit facility	(106,700)	(70,200)
Partnership distributions	(20,471)	(20,325)
Other, net	(3,332)	(2,649)
Net cash provided by financing activities	10,097	21,426
Net increase (decrease) in cash and cash equivalents	1,978	(2,280)
Cash and cash equivalents at beginning of period	4,100	5,808
Cash and cash equivalents at end of period	$6,078	$3,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 24, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,987	$510,126	$(12,596)	$497,530
Net income		45,394	—	45,394
Other comprehensive income		—	164	164
Partnership distributions		(20,471)	—	(20,471)
Common Units issued under Restricted Unit Plan	499	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		2,471	—	2,471
Balance, end of period	63,486	$534,788	$(12,432)	$522,356

	Three Months Ended December 25, 2021
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,538	$443,005	$(17,584)	$425,421
Net income		21,298	—	21,298
Other comprehensive income		—	294	294
Partnership distributions		(20,325)	—	(20,325)
Common Units issued under Restricted Unit Plans	426	(2,049)	—	(2,049)
Compensation costs recognized under Restricted Unit Plans		2,709	—	2,709
Balance, end of period	62,964	$444,638	$(17,290)	$427,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 63,485,760 Common Units outstanding at December 24, 2022. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Suburban Renewable Energy, LLC (“Suburban Renewable Energy”) is a wholly owned subsidiary of the Operating Partnership that was formed in January 2022. Suburban Renewable Energy serves as the platform for the Partnership’s investments in innovative, renewable energy technologies and businesses.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership uses a 52/53-week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally thirteen weeks in duration. When the Partnership’s fiscal year is 53 weeks long, as is the case for fiscal 2023, the corresponding fourth quarter is fourteen weeks in duration.

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

Recently Issued Accounting Pronouncements. In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 “Reference Rate Reform” (“Topic 848”). This update provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Topic 848 became effective for all entities as of March 12, 2020, and will continue through December 31, 2024, which will be the Partnership’s first quarter of fiscal 2025. LIBOR rates based on US dollars will have an extended expiration date of June 30, 2023. Borrowings under the Partnership’s revolving credit facility bear interest at prevailing interest rates based partially on LIBOR (refer to Note 10, “Long-Term Borrowings” for more details). The Partnership expects to adopt Topic 848 during its second quarter of fiscal 2023 and anticipates that the adoption will not have a material impact on the Partnership’s condensed consolidated financial statements.

3.
Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 86%, 8% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	December 24,	December 25,
	2022	2021
Retail
Residential	$218,123	$198,005
Commercial	108,688	110,952
Industrial	35,378	34,194
Agricultural	14,351	13,803
Government	18,008	15,984
Wholesale	2,922	2,469
Total revenues	$397,470	$375,407

The Partnership recognized $37,115 and $33,288 of revenue during the three months ended December 24, 2022 and December 25, 2021, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $9,719 and $7,953 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 24, 2022 and September 24, 2022, respectively.

4.
Investments in and Acquisitions of Businesses

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications.

During the third quarter of fiscal 2022, Suburban Renewable Energy announced an agreement to construct, own and operate a new biodigester system with Adirondack Farms, a family dairy farm located in Clinton County, New York, for the production of renewable natural gas (“RNG”). Construction of the assets began during the first quarter of fiscal 2023, and is expected to be completed within 18-24 months.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon's rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce its carbon intensity. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first quarter of fiscal 2023, the Operating Partnership purchased an additional secured convertible note issued by Oberon.

These investments and partnerships were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower GHG emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their earnings were included in “Other, net” within the condensed consolidated statements of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first quarter of fiscal 2023 or in fiscal 2022.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 24, 2022 and September 24, 2022, respectively:

	As of December 24, 2022		As of September 24, 2022
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$11,761	Other current assets	$18,263
	Other assets	—	Other assets	16,430
		$11,761		$34,693

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$12,569	Other current liabilities	$16,957
	Other liabilities	319	Other liabilities	1,895
		$12,888		$18,852

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 24, 2022		December 25, 2021
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$222	$3,408	$4,626	$451
Beginning balance realized during the period	(46)	(298)	(1,629)	—
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	(65)	308	(2,137)	(3)
Ending balance of over-the-counter options	$111	$3,418	$860	$448

As of December 24, 2022 and September 24, 2022, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 24, 2022 and December 25, 2021 are as follows:

	Three Months Ended December 24, 2022		Three Months Ended December 25, 2021
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(13,706)	Cost of products sold	$(33,505)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 24, 2022			As of September 24, 2022
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$42,523	$(30,762)	$11,761	$117,260	$(82,567)	$34,693
Liability Derivatives
Commodity-related derivatives	$43,650	$(30,762)	$12,888	$101,419	$(82,567)	$18,852

The Partnership had $8,327 and $-0- posted cash collateral as of December 24, 2022 and September 24, 2022, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below in Note 10) approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (also defined below in Note 10) of the Partnership are as follows:

	As of
	December 24,	September 24,
	2022	2022
5.875% senior notes due March 1, 2027	336,000	336,375
5.0% senior notes due June 1, 2031	559,000	547,625
	$895,000	$884,000

6.
Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 24,	September 24,
	2022	2022
Propane, fuel oil and refined fuels and natural gas	$68,287	$64,240
Appliances	2,905	2,681
	$71,192	$66,921

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 24, 2022
Goodwill	$1,101,085	$10,900	$7,900	$1,119,885
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,101,085	$4,438	$7,900	$1,113,423

Fiscal 2023 Activity
Goodwill acquired	$—	$—	$—	$—

Balance as of December 24, 2022
Goodwill	$1,101,085	$10,900	$7,900	$1,119,885
Accumulated adjustments	—	(6,462)	—	(6,462)
	$1,101,085	$4,438	$7,900	$1,113,423

Other intangible assets consist of the following:

	As of
	December 24,	September 24,
	2022	2022
Customer relationships	$526,665	$526,665
Non-compete agreements	40,190	40,190
Other	1,967	1,967
	568,822	568,822
Less: accumulated amortization
Customer relationships	(494,756)	(492,968)
Non-compete agreements	(34,359)	(34,137)
Other	(1,738)	(1,715)
	(530,853)	(528,820)
	$37,969	$40,002

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of December 24, 2022.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended
	December 24,	December 25,
	2022	2021
Lease expense	$10,060	$9,838

Other information:
Cash payments for operating leases	10,064	10,074
Right-of-use assets obtained in exchange for new operating lease liabilities	5,228	18,904
Weighted-average remaining lease term	5.8 years	6.1 years
Weighted-average discount rate	5.3%	4.9%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of December 24, 2022:

Fiscal Year	Operating Leases
2023 (remaining)	$28,999
2024	33,388
2025	28,910
2026	23,730
2027	13,831
2028 and thereafter	27,274
Total future minimum lease payments	$156,132
Less: interest	(24,047)
Total lease obligations	$132,085

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 298,953 and 277,223 units for the three months ended December 24, 2022 and December 25, 2021, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 24,	September 24,
	2022	2022
5.875% senior notes due March 1, 2027	350,000	350,000
5.0% senior notes due June 1, 2031	650,000	650,000
Revolving Credit Facility, due March 5, 2025	123,500	89,600
Subtotal	1,123,500	1,089,600

Less: unamortized debt issuance costs	(11,842)	(12,271)
	$1,111,658	$1,077,329

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

The Partnership’s obligations under the 2027 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes. The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indentures governing the terms of the Senior Notes, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement. The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $123,500 and $89,600 was outstanding as of December 24, 2022 and September 24, 2022, respectively. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of December 24, 2022, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or LIBOR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of December 24, 2022, the interest rate for borrowings under the Revolving Credit Facility was approximately 6.50%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter. On December 28, 2022, the Operating Partnership amended the Credit Agreement to, among other things, replace the LIBOR component of the borrowing rate with a term rate based on the Secured Overnight Financing Rate (“SOFR”). See Note 19, “Subsequent Events” for more information.

As of December 24, 2022, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $50,862 which expire periodically through November 21, 2023.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The

Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of December 24, 2022.

The aggregate amounts of long-term debt maturities subsequent to December 24, 2022 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $123,500; fiscal 2026: $-0-; fiscal 2027: $350,000; and thereafter: $650,000.

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

On January 19, 2023, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2023, payable on February 7, 2023 to holders of record on January 31, 2023.

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

Restricted Unit Plan. At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved and the Partnership adopted the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan (the “Restricted Unit Plan”) authorizing the issuance of up to 1,800,000 Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The Restricted Unit Plan was amended and restated to authorize the issuance of an additional 1,725,000 Common Units for a total of 3,525,000 Common Units by approval of the Unitholders at the Partnership’s Tri-Annual Meeting held on May 18, 2021. Unless otherwise determined by the Compensation Committee of the Partnership’s Board of Supervisors (the “Compensation Committee”) on or before the grant date, 33.33% of all outstanding awards under the Restricted Unit Plan will vest on each of the first three anniversaries of the award grant date. Participants in the Restricted Unit Plan are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 24, 2022, the Partnership awarded 506,061 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,859. The following is a summary of activity for the Restricted Unit Plan for the three months ended December 24, 2022:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2022	1,516,229	$13.52
Awarded	506,061	13.55
Forfeited	(665)	(14.27)
Vested (1)	(670,405)	(14.69)
Outstanding December 24, 2022	1,351,220	$12.95

(1)
During fiscal 2023, the Partnership withheld 171,840 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 24, 2022, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $8,138. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.1 years. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three months ended December 24, 2022 and December 25, 2021 was $2,471 and $2,709, respectively.

Phantom Equity Plan. At its November 8, 2022 meeting, the Compensation Committee adopted the Phantom Equity Plan (the “PEP”) to incentivize behaviors that will lead to the creation of long-term value for the Partnership’s Unitholders by functioning as a cash-settled corollary plan to the Partnership’s Restricted Unit Plan. The executive officers of the Partnership, the members of the Board, and other employees of the Partnership are eligible for awards of phantom units under the PEP. Unless otherwise stipulated by the Compensation Committee, the standard vesting schedule for awards under the PEP will be one third of each award on each of the first three anniversaries of the award grant date, subject to continuous employment or service from the grant date through the applicable payment date. Unvested awards are subject to forfeiture in certain circumstances, as defined in the PEP document and the applicable award agreements. Upon vesting, phantom units are automatically converted into cash equal to the average of the highest and lowest trading prices of the Partnership’s Common Units on the vesting date.

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three months ended December 24, 2022 was $652. As of December 24, 2022, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $652.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three months ended December 24, 2022 and December 25, 2021 was $335 and $299, respectively.

Long-Term Incentive Plan. On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP” and together with the 2014 LTIP, “the LTIPs”). The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The 2014 LTIP document governs the terms and conditions of the fiscal 2020 award and the 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 award and any awards granted in fiscal years thereafter. The level of compensation earned under the 2014 LTIP was based on the Partnership’s average distribution coverage ratio over the three-year measurement period. The Partnership’s average distribution coverage ratio was calculated as the Partnership’s average distributable cash flow, as defined by the 2014 LTIP document, for the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership. The level of compensation earned under the fiscal 2021 award is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee, over that award’s three-year measurement period. The level of compensation earned under the fiscal 2022 award, and measurement periods thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three months ended December 24, 2022 and December 25, 2021 was $1,896 and $2,067, respectively. As of December 24, 2022, and September 24, 2022, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,078 and $11,311, respectively, related to estimated future payments under the LTIPs. In the first quarter of fiscal 2023 and 2022, cash payouts totaling $3,129 and $3,985 were made relating to the fiscal 2020 and 2019 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of December 24, 2022 and September 24, 2022, the Partnership had accrued liabilities of $64,375 and $64,065, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,710 as of December 24, 2022 and September 24, 2022, respectively.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $34,565 as of December 24, 2022. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 24, 2022 and September 24, 2022.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 24,	December 25,
	2022	2021
Interest cost	$827	$559
Expected return on plan assets	(339)	(354)
Amortization of net loss	482	599
Net periodic benefit cost	$970	$804

	Postretirement Benefits
	Three Months Ended
	December 24,	December 25,
	2022	2021
Interest cost	$41	$20
Amortization of prior service credits	(124)	(124)
Amortization of net (gain)	(194)	(181)
Net periodic benefit cost	$(277)	$(285)

The Partnership expects to voluntarily contribute approximately $4,000 to the defined benefit pension plan during fiscal 2023, of which $1,000 was contributed during the three months ended December 24, 2022. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2023 is $627, of which $125 was contributed during the three months ended December 24, 2022. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of December 24, 2022 and September 24, 2022, the Partnership’s estimated obligation to these MEPPs was $22,224 and $22,496, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 24, 2022 and December 25, 2021:

	Three Months Ended
	December 24,	December 25,
	2022	2021
Pension Benefits
Balance, beginning of period	$(17,797)	$(23,303)
Reclassifications to earnings:
Amortization of net loss (1)	482	599
Other comprehensive income	482	599
Balance, end of period	$(17,315)	$(22,704)

Postretirement Benefits
Balance, beginning of period	$5,201	$5,719
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(318)	(305)
Other comprehensive loss	(318)	(305)
Balance, end of period	$4,883	$5,414

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(12,596)	$(17,584)
Reclassifications to earnings	164	294
Other comprehensive income	164	294
Balance, end of period	$(12,432)	$(17,290)

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

As described in Note 1, “Partnership Organization and Formation,” the earnings of the Corporate Entities are subject to U.S. corporate level income tax. However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes. A full valuation allowance has been provided against the deferred tax assets (with the exception of certain net operating loss carryforwards (“NOLs”) that arose after 2017) based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses that are expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

As a result of the Tax Cuts and Jobs Act of 2017, NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely. The Corporate Entities generated a taxable loss during the 2022 and 2021 tax years, which resulted in a $295 and $638 deferred tax benefit recorded during the first quarter of fiscal 2023 and fiscal 2022, respectively.

18.
Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation. In addition, the Partnership’s equity investment in IH, as well as its biodigester systems for the production of RNG, are included within “all other”.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended
	December 24,	December 25,
	2022	2021
Revenues:
Propane	$342,353	$331,117
Fuel oil and refined fuels	30,141	20,966
Natural gas and electricity	8,690	9,223
All other	16,286	14,101
Total revenues	$397,470	$375,407

Operating income (loss):
Propane	$94,408	$66,575
Fuel oil and refined fuels	2,082	1,694
Natural gas and electricity	1,092	1,670
All other	(5,775)	(5,790)
Corporate	(29,492)	(26,893)
Total operating income	62,315	37,256

Reconciliation to net income:
Interest expense, net	15,994	15,299
Other, net	975	1,130
(Benefit from) income taxes	(48)	(471)
Net income	$45,394	$21,298

Depreciation and amortization:
Propane	$11,890	$13,734
Fuel oil and refined fuels	409	428
Natural gas and electricity	3	5
All other	43	45
Corporate	1,434	2,073
Total depreciation and amortization	$13,779	$16,285

	As of
	December 24,	September 24,
	2022	2022
Assets:
Propane	$1,994,787	$1,957,257
Fuel oil and refined fuels	58,423	49,683
Natural gas and electricity	13,943	12,504
All other	51,652	47,853
Corporate	47,220	36,429
Total assets	$2,166,025	$2,103,726

19. Subsequent Events

Acquisition of RNG Production Assets and Formation of Joint Venture. On December 28, 2022, the Partnership announced that its wholly owned subsidiary, Suburban Renewable Energy, acquired a platform of RNG production assets from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. In addition, the parties formed a partnership to serve as a long-term growth platform for the identification, development and operation of additional RNG projects, including an existing pipeline of identified RNG projects that are in various stages of development.

The purchase price of $190,000 for the two operating facilities, along with transaction fees and expenses, was funded with borrowings of approximately $112,000 under the Revolving Credit Facility, and the assumption of approximately $80,000 of outstanding green bonds, as well as potential contingent consideration primarily based upon the future economic performance of the acquired RNG facilities. The RNG platform will include the following: (1) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline; (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for use in the transportation sector; (3) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium; and (4) the creation of a joint venture to invest in and develop approximately $155,000 of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded.

Amendment to the Credit Agreement. On December 28, 2022, the Operating Partnership amended the Credit Agreement to, among other things, modify certain restrictive and affirmative covenants applicable to the Operating Partnership and its subsidiaries, and replaced the LIBOR component of the borrowing rate based on SOFR, provide for additional investment capacity to allow for future investments by Suburban Renewable Energy and to permit the assumption of debt in connection with the acquisition of the RNG platform from Equilibrium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 24, 2022, seen from our perspective. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. Our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2022 and in this Quarterly Report. Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of December 2022 were 80.7 million barrels, which was 22.7% higher than December 2021 levels and 7% higher than the five-year average for December. These higher inventory levels led to declines in average posted propane prices (basis Mont Belvieu, Texas) of 35.9% compared to the prior year first quarter.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the retail natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings. Historically, approximately two‑thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and first quarters for distribution to holders of our Common Units in the fourth quarter and the following fiscal year first quarter.

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

Inflation and Other Cost Increases

We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor, transportation costs and the cost of tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2023 improved to $45.4 million, or $0.71 per Common Unit, compared to a net income of $21.3 million, or $0.34 per Common Unit, in the fiscal 2022 first quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) increased $3.5 million, or 4.1%, to $90.0 million for the first quarter of fiscal 2023, compared to $86.5 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2023 of 108.8 million gallons increased 3.3% compared to the prior year, primarily due to cooler weather and favorable customer base trends. Average temperatures (as measured by heating degree days) across all of our service territories during the first quarter were 3% warmer than normal and 13% cooler than the prior year first quarter, with the majority of the heating degree days coming in the latter half of December 2022.

Average propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2023 decreased 35.9% compared to the prior year first quarter. Total gross margin of $214.8 million in the fiscal 2023 first quarter increased $35.7 million, or 20.0%, compared to the prior year first quarter. Gross margin for the first quarter of fiscal 2023 included a $13.7 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $33.5 million unrealized loss in the prior year first quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin increased $15.9 million, or 7.5%, compared to the prior year first quarter, primarily due to higher volumes sold and higher unit margins. Excluding the impact of the unrealized mark-to-market adjustments, propane unit margins for the first quarter of fiscal 2023 increased $0.06, or 3.2%, per gallon compared to the prior year.

Combined operating and general and administrative expenses of $138.7 million for the first quarter of fiscal 2023 increased 10.5% compared to the prior year first quarter, primarily due to higher payroll and benefit-related expenses, higher vehicle lease and fuel costs, as well as other inflationary effects on our operating costs. Included in general and administrative expenses for the first quarter of fiscal 2023 were fees and expenses of $0.9 million associated with the acquisition of the renewable natural gas (“RNG”) production facilities from Equilibrium Capital Group (“Equilibrium”) which closed at the beginning of our fiscal 2023 second quarter. These acquisition-related costs were excluded from Adjusted EBITDA.

Total debt outstanding as of December 2022 was $52.9 million lower than at the end of the prior year first quarter, and our consolidated leverage ratio, as defined in our credit agreement, for the twelve-month period ending December 24, 2022 was 3.68x.

As previously announced on January 19, 2023, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit effective for the distribution payable in respect of the first quarter of fiscal 2023. This distribution is payable on February 7, 2023 to Common Unitholders of record as of January 31, 2023.

Our anticipated cash requirements for the remainder of fiscal 2023 include: (i) acquisition of a platform of RNG assets from Equilibrium for $190.0 million that was funded at the beginning of the second quarter of fiscal 2023 with borrowings of approximately $112.0 million under our revolving credit facility and the assumption of approximately $80.0 million of outstanding green bonds; (ii) maintenance and growth capital expenditures of approximately $14.3 million and $42.6 million, respectively; (iii) interest and income tax payments of approximately $55.1 million; and (iv) cash distributions of approximately $61.9 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Recent Developments

As referenced above and in Item 1, Note 19 of this Quarterly Report, we made meaningful progress in the expansion of our renewable energy platform subsequent to the first quarter of 2023. On December 28, 2022, we announced that our wholly owned subsidiary, Suburban Renewable Energy, LLC (“Suburban Renewable Energy”), acquired a platform of two operating RNG production assets from Equilibrium, a leading sustainability-driven asset management firm. In addition, the parties formed a partnership to serve as a long-term growth platform for the identification, development and operation of additional RNG projects, including an existing pipeline of identified RNG projects that are in various stages of development. The RNG platform will include the following: (1) a large-scale RNG facility in Stanfield, Arizona, one of the largest agricultural waste RNG production facilities currently operating in the United States, which includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline; (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for use in the transportation sector; (3) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium; and (4) the creation of a joint venture, called Suburban EQ RNG, LLC, to invest in and develop approximately $155.0 million of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded. The RNG platform acquired is diversified across feedstocks, geographies and revenue streams, and complements Suburban Renewable Energy’s ongoing activity to construct, own and operate an RNG facility at Adirondack Farms in Clinton County, New York. While the acquisition will immediately enhance and increase Suburban Renewable Energy’s presence in RNG production and distribution, the partnership with Equilibrium through the joint venture arrangement will provide visible growth and experienced management in the rapidly developing waste-to-energy economy. RNG can be produced from multiple organic waste streams, including agricultural and food waste, helping to reduce methane emissions, while offering a lower carbon solution as a drop-in replacement for traditional natural gas. The scalable platform complements our existing portfolio of renewable energy assets, either as a stand-alone RNG distributor, or as a pathway to hydrogen or rDME production. Suburban Propane has a proud 95-year legacy of being a trusted provider of energy to local communities. Leveraging the strength and stability of our core propane business, we are investing in the clean energy economy of the future as society transitions to lower carbon alternatives, and positioning us for long-term growth.

Three Months Ended December 24, 2022 Compared to Three Months Ended December 25, 2021

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 24,	December 25,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenues
Propane	$342,353	$331,117	$11,236	3.4%
Fuel oil and refined fuels	30,141	20,966	9,175	43.8%
Natural gas and electricity	8,690	9,223	(533)	(5.8)%
All other	16,286	14,101	2,185	15.5%
Total revenues	$397,470	$375,407	$22,063	5.9%
Retail gallons sold
Propane	108,764	105,265	3,499	3.3%
Fuel oil and refined fuels	5,563	6,134	(571)	(9.3)%

As discussed above, average temperatures (as measured by heating degree days) across all of our service territories during the first quarter of fiscal 2023 were 3% warmer than normal and 13% cooler than the prior year first quarter. While there was an overall increase in heating degree days compared to the prior year, seven of the nine weeks in the November and December period were negatively impacted by milder temperatures, particularly in our East and Midwest operating territories.

Revenues from the distribution of propane and related activities of $342.4 million increased $11.2 million, or 3.4%, compared to the prior year, primarily due to higher volumes sold, which were nominally offset by lower average retail selling prices compared to the prior year. Retail propane gallons sold increased 3.5 million gallons, or 3.3%, compared to the prior year, primarily due to cooler weather, resulting in a $10.9 million increase in revenues. Included within the propane segment are revenues from other propane activities, which increased $0.3 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $30.1 million were $9.2 million, or 43.8%, higher than the prior year, primarily due to higher average retail selling prices associated with higher wholesale costs, offset to an extent by a decrease in volumes sold. Average fuel oil and refined fuels selling prices increased 58.0% compared to the prior year, reflecting higher average wholesale costs, resulting in a $10.9 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.6 million gallons, or 9.3%, primarily due to customer conservation, resulting in a $1.7 million decrease in revenues.

Revenues in our natural gas and electricity segment of $8.7 million were $0.5 million, or 5.8%, lower than the prior year, primarily due to lower usage resulting from a lower customer base, nominally offset by higher average selling prices.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 24,	December 25,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of products sold
Propane	$149,840	$171,271	$(21,431)	(12.5)%
Fuel oil and refined fuels	22,372	14,641	7,731	52.8%
Natural gas and electricity	5,940	6,189	(249)	(4.0)%
All other	4,501	4,237	264	6.2%
Total cost of products sold	$182,653	$196,338	$(13,685)	(7.0)%
As a percent of total revenues	46.0%	52.3%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 35.9% lower and 49.2% higher than the prior year first quarter, respectively. The net change in the fair value of derivative instruments resulted in a $13.7 million unrealized non-cash loss in the first quarter of fiscal 2023 compared to a $33.5 million unrealized non-cash loss in the prior year first quarter, resulting in a net decrease of $19.8 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $149.8 million decreased $21.4 million, or 12.5%, compared to the prior year first quarter. Lower average wholesale costs, net of realized gains on commodity hedges, contributed to a decrease in cost of products sold of $10.3 million, while higher volumes sold contributed to an increase of $5.3 million. Included within the propane segment are costs from other propane activities, which increased $3.4 million compared to the prior year due to a higher notional amount of hedging contracts that were settled physically, as well as the net decrease in cost of products sold of $19.8 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $22.4 million increased $7.7 million, or 52.8%, compared to the prior year first quarter. Higher average wholesale costs led to an increase of $9.1 million, which was offset to an extent by a $1.4 million decrease associated with lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $5.9 million decreased $0.2 million, or 4.0%, compared to the prior year primarily due to lower usage, partially offset by higher natural gas and electricity wholesale costs.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2022	2021	Increase	Increase
Operating expenses	$115,711	$105,730	$9,981	9.4%
As a percent of total revenues	29.1%	28.2%

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

Operating expenses of $115.7 million for the first quarter of fiscal 2023 increased $10.0 million, or 9.4%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, higher vehicle lease and fuel costs, higher provisions for doubtful accounts, as well as other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2022	2021	Increase	Increase
General and administrative expenses	$23,012	$19,798	$3,214	16.2%
As a percent of total revenues	5.8%	5.3%

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

General and administrative expenses of $23.0 million for the first quarter of fiscal 2023 increased $3.2 million, or 16.2%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, professional fees and expenses of $0.9 million related to our RNG acquisition described above, as well as other inflationary increases.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2022	2021	Decrease	Decrease
Depreciation and amortization	$13,779	$16,285	$(2,506)	(15.4)%
As a percent of total revenues	3.5%	4.3%

Depreciation and amortization expense of $13.8 million for the first quarter of fiscal 2023 decreased $2.5 million, or 15.4%, compared to the prior year first quarter, primarily as a result of accelerated depreciation recorded in the prior year on certain assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2022	2021	Increase	Increase
Interest expense, net	$15,994	$15,299	$695	4.5%
As a percent of total revenues	4.0%	4.1%

Net interest expense of $16.0 million for the first quarter of fiscal 2023 increased $0.7 million, or 4.5%, compared to the prior year first quarter, due to the impact of the higher benchmark interest rates for borrowings under our revolving credit facility, offset to an extent by lower average levels of outstanding debt. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 24,	December 25,
	2022	2021
Net income	$45,394	$21,298
Add:
(Benefit from) income taxes	(48)	(471)
Interest expense, net	15,994	15,299
Depreciation and amortization	13,779	16,285
EBITDA	75,119	52,411
Unrealized non-cash losses on changes in fair value of derivatives	13,706	33,505
Equity in earnings of unconsolidated affiliates	282	610
Acquisition-related costs	935	-
Adjusted EBITDA	$90,042	$86,526

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2023 of $6.3 million increased $19.6 million compared to the corresponding prior year period. The increase was primarily due to higher earnings and lower working capital needs compared to the prior year, given the general decline in commodity prices.

Investing Activities. Net cash used in investing activities of $14.4 million for the first quarter of fiscal 2023 consisted of capital expenditures of $10.8 million (including approximately $5.1 million to support the growth of operations and $5.7 million for maintenance expenditures), a $3.0 million investment in a privately held start-up entity (plus direct transactions costs) and an additional investment in Oberon, partially offset by approximately $0.7 million in proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $10.4 million for the first quarter of fiscal 2022 consisted of capital expenditures of $10.7 million (including approximately $6.3 million to support the growth of operations and $4.4 million for maintenance expenditures), $0.9 million used to fund the acquisition of certain assets of a retail propane business and an additional investment in Oberon, partially offset by approximately $1.2 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities of $10.1 million for the first quarter of fiscal 2023 reflected $33.9 million in net borrowings under our credit agreement’s revolving credit facility which were used to fund a portion of our seasonal working capital needs and the investments noted above, offset to an extent by $20.5 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and other financing activities of $3.3 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 24, 2022, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031 and $123.5 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement. On December 28, 2022, we amended the credit agreement to modify certain restrictive and affirmative covenants set forth in the credit agreement and replace the LIBOR component of the borrowing rate based on SOFR. Total long-term borrowings as of December 24, 2022 and December 25, 2021 was $1,123.5 million and $1,176.4 million, respectively. See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the credit agreement, for the trailing twelve-month period ended December 24, 2022, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of December 24, 2022, our borrowing capacity under the Revolving Credit Facility was $325.6 million.

The aggregate amounts of long-term debt maturities subsequent to December 24, 2022 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $123.5 million; fiscal 2026: $-0-; fiscal 2027: $350.0 million; and thereafter: $650.0 million.

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

On January 19, 2023, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the first quarter of fiscal 2023, payable on February 7, 2023 to holders of record on January 31, 2023.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At December 24, 2022, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $20.2 million and $5.4 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 24, 2022, we had accrued insurance liabilities of $64.4 million, and a receivable of $15.7 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 24, 2022, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of December 24, 2022.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 24, 2022 indicates a decrease in potential future net gains of $5.1 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 24, 2022. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 24, 2022, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 24, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about deemed purchases by the Partnership during the three months ended December 24, 2022 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 25, 2022 through October 22, 2022	—	$—	N/A	N/A
October 23, 2022 through November 19, 2022	171,840	15.90	N/A	N/A
November 20, 2022 through December 24, 2022	—	—	N/A	N/A
Total	171,840	$15.90	N/A	N/A
(1)
This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period. Such restricted units were issued to participants pursuant to the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan that was adopted by the Partnership on June 1, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1	First Amendment to Third Amended and Restated Credit Agreement (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

February 2, 2023	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 2, 2023	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller