Form 10-Q
period 2023-03-25
SUBURBAN PROPANE PARTNERS LP
filed 2023-05-04
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2023

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

At May 1, 2023, there were 63,495,624 Common Units of Suburban Propane Partners, L.P. outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions, project developments, and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “could,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties that could impact the Partnership’s results include, but are not limited to, the following risks:

•
The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas, renewable natural gas (“RNG”) and electricity;
•
Volatility in the unit cost of propane, renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes sold as a result of customer conservation;
•
The impact of the COVID-19 pandemic and the corresponding government response, including the impact across the Partnership’s businesses on demand and operations, as well as on the operations of the Partnership’s suppliers, customers and other business partners, and the effectiveness of the Partnership’s actions taken in response to these risks;
•
The ability of the Partnership to compete with other suppliers of propane, renewable propane, fuel oil, RNG and other energy sources;
•
The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, including Russian military action in Ukraine, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters such as pandemics, including the COVID-19 pandemic;
•
The ability of the Partnership to acquire and maintain sufficient volumes of, and the costs to the Partnership of acquiring, reliably transporting and storing, propane, renewable propane, fuel oil and other refined fuels;
•
The ability of the Partnership to attract and retain employees and key personnel to support the growth of our business;
•
The ability of the Partnership to retain customers or acquire new customers;
•
The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas, RNG and electricity;
•
The ability of management to continue to control expenses and manage inflationary increases in fuel, labor and other operating costs;
•
Risks related to the Partnership’s renewable fuel projects, including the willingness of customers to purchase fuels generated by the projects, the permitting, financing, construction, development and operation of supporting facilities, the Partnership’s ability to generate a sufficient return on its renewable fuel projects, the Partnership’s dependence on third-party partners to help manage and operate renewable fuel investment projects, and increased regulation and dependence on government funding for commercial viability of renewable fuel investment projects;
•
The generation and monetization of environmental attributes produced by the Partnership’s renewable fuel projects, changes to legislation and/or regulations concerning the generation and monetization of environmental attributes and any pricing volatility in the open markets where environmental attributes are traded:
•
The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and climate change, human health and safety laws and regulations, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
•
The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;
•
The impact of legal risks and proceedings on the Partnership’s business;
•
The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•
The Partnership’s ability to make strategic acquisitions, successfully integrate them and realize the expected benefits of those acquisitions;
•
The ability of the Partnership and any third-party service providers on which it may rely for support or services to continue to combat cybersecurity threats to their respective and shared networks and information technology;
•
The impact of current conditions in the global capital, credit and environmental attribute markets, and general economic pressures; and,
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 25,	September 24,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,180	$4,100
Accounts receivable, less allowance for doubtful accounts of $5,735 and $4,822, respectively	139,527	78,529
Inventories	66,166	66,921
Other current assets	41,220	25,310
Total current assets	254,093	174,860
Property, plant and equipment, net	652,596	563,784
Operating lease right-of-use assets	139,710	136,578
Goodwill	1,145,182	1,113,423
Other intangible assets, net	82,903	40,002
Other assets	76,621	75,079
Total assets	$2,351,105	$2,103,726

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$69,337	$35,173
Accrued employment and benefit costs	37,324	43,333
Customer deposits and advances	75,492	127,592
Operating lease liabilities	32,557	32,126
Other current liabilities	68,467	68,398
Total current liabilities	283,177	306,622
Long-term borrowings	1,235,195	1,077,329
Accrued insurance	53,433	53,945
Operating lease liabilities	106,078	103,670
Other liabilities	64,971	64,630
Total liabilities	1,742,854	1,606,196
Commitments and contingencies
Partners’ capital:
Common Unitholders (63,490 and 62,987 units issued and outstanding at March 25, 2023 and September 24, 2022, respectively)	620,520	510,126
Accumulated other comprehensive loss	(12,269)	(12,596)
Total partners’ capital	608,251	497,530
Total liabilities and partners’ capital	$2,351,105	$2,103,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 25,	March 26,
	2023	2022
Revenues
Propane	$457,140	$516,821
Fuel oil and refined fuels	38,126	43,501
Natural gas and electricity	11,856	14,395
All other	19,379	13,378
	526,501	588,095
Costs and expenses
Cost of products sold	231,608	239,031
Operating	127,450	119,418
General and administrative	25,700	23,623
Depreciation and amortization	16,064	14,062
	400,822	396,134
Operating income	125,679	191,961
Interest expense, net	19,871	15,254
Other, net	1,106	1,234
Income before provision for income taxes	104,702	175,473
Provision for income taxes	225	371
Net income	$104,477	$175,102
Net income per Common Unit - basic	$1.63	$2.77
Weighted average number of Common Units outstanding - basic	63,922	63,268
Net income per Common Unit - diluted	$1.62	$2.74
Weighted average number of Common Units outstanding - diluted	64,368	63,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 25,	March 26,
	2023	2022
Revenues
Propane	$799,493	$847,938
Fuel oil and refined fuels	68,267	64,467
Natural gas and electricity	20,546	23,618
All other	35,665	27,479
	923,971	963,502
Costs and expenses
Cost of products sold	414,261	435,369
Operating	243,161	225,148
General and administrative	48,712	43,421
Depreciation and amortization	29,843	30,347
	735,977	734,285
Operating income	187,994	229,217
Interest expense, net	35,865	30,553
Other, net	2,081	2,364
Income before provision for (benefit from) income taxes	150,048	196,300
Provision for (benefit from) income taxes	177	(100)
Net income	$149,871	$196,400
Net income per Common Unit - basic	$2.35	$3.11
Weighted average number of Common Units outstanding - basic	63,780	63,150
Net income per Common Unit - diluted	$2.34	$3.09
Weighted average number of Common Units outstanding - diluted	64,179	63,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Net income	$104,477	$175,102	$149,871	$196,400
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	163	294	327	588
Other comprehensive income	163	294	327	588
Total comprehensive income	$104,640	$175,396	$150,198	$196,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 25,	March 26,
	2023	2022
Cash flows from operating activities:
Net income	$149,871	$196,400
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	29,843	30,347
Compensation costs recognized under Restricted Unit Plan	4,360	5,609
Other, net	1,884	1,939
Changes in assets and liabilities:
Accounts receivable	(56,848)	(91,047)
Inventories	755	(10,816)
Other current and noncurrent assets	9,039	(23,892)
Accounts payable	28,845	32,104
Accrued employment and benefit costs	(6,131)	(6,971)
Customer deposits and advances	(52,100)	(53,527)
Contributions to defined benefit pension plan	(2,000)	(1,110)
Other current and noncurrent liabilities	(2,124)	16,503
Net cash provided by operating activities	105,394	95,539
Cash flows from investing activities:
Capital expenditures	(24,032)	(22,319)
Investments in and acquisitions of businesses *	(114,928)	(33,775)
Proceeds from sale of business	—	850
Proceeds from sale of property, plant and equipment	1,465	2,192
Net cash (used in) investing activities	(137,495)	(53,052)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	367,100	221,700
Repayments of borrowings under revolving credit facility	(276,200)	(219,200)
Partnership distributions	(41,105)	(40,789)
Other, net	(3,832)	(3,180)
Net cash provided by (used in) financing activities	45,963	(41,469)
Net increase in cash, cash equivalents and restricted cash	13,862	1,018
Cash, cash equivalents and restricted cash at beginning of period	4,100	5,808
Cash, cash equivalents and restricted cash at end of period	$17,962	$6,826

Less: restricted cash	10,782	-
Cash and cash equivalents, end of period	$7,180	$6,826

* Refer to Note 4, “Investments in and Acquisitions of Businesses.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 25, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,486	$534,788	$(12,432)	$522,356
Net income		104,477	—	104,477
Other comprehensive income		—	163	163
Partnership distributions		(20,634)	—	(20,634)
Common Units issued under Restricted Unit Plan	4	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,889	—	1,889
Balance, end of period	63,490	$620,520	$(12,269)	$608,251

	Three Months Ended March 26, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,964	$444,638	$(17,290)	$427,348
Net income		175,102	—	175,102
Other comprehensive income		—	294	294
Partnership distributions		(20,464)	—	(20,464)
Common Units issued under Restricted Unit Plan	4	(31)	—	(31)
Compensation costs recognized under Restricted Unit Plan		2,900	—	2,900
Balance, end of period	62,968	$602,145	$(16,996)	$585,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 25, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,987	$510,126	$(12,596)	$497,530
Net income		149,871	—	149,871
Other comprehensive income		—	327	327
Partnership distributions		(41,105)	—	(41,105)
Common Units issued under Restricted Unit Plan	503	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		4,360	—	4,360
Balance, end of period	63,490	$620,520	$(12,269)	$608,251

	Six Months Ended March 26, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital

Balance, beginning of period	62,538	$443,005	$(17,584)	$425,421
Net income		196,400	—	196,400
Other comprehensive income		—	588	588
Partnership distributions		(40,789)	—	(40,789)
Common Units issued under Restricted Unit Plan	430	(2,080)	—	(2,080)
Compensation costs recognized under Restricted Unit Plan		5,609	—	5,609
Balance, end of period	62,968	$602,145	$(16,996)	$585,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 63,490,107 Common Units outstanding at March 25, 2023. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Revenues from the Partnership’s renewable energy platform, as described further in Note 4, “Investments in and Acquisitions of Businesses,” consist of in-take and off-take revenues. In-take revenues are generated from tipping fees charged to third parties who deliver feedstocks; including food and beverage waste, as well as dairy manure to the Partnership’s facilities, which are then anaerobically digested and converted into RNG and fertilizer. Off-take revenues are generated through the sale of RNG and the related environmental attributes; including Renewable Identification Numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits that are generated from the production and distribution of RNG; and revenues generated from the sales of fertilizers and other byproducts produced in the RNG process. Revenues from the Partnership’s renewable energy platform are reported within the “all other” segment (refer to Note 18, “Segment Information” for more information).

In-take revenues are recognized at the point in time when the feedstocks are delivered to the Partnership because that is when the performance obligations have been satisfied. Off-take revenues are recognized at the point in time when the Partnership delivers the RNG to the customer because that is when the performance obligations have been satisfied.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of RNG revenue recognition, self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses. The Partnership uses Society of Actuaries life expectancy information when developing the annual mortality assumptions for the pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligation under these plans. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

Recently Adopted Accounting Pronouncements. At the start of the second quarter of fiscal 2023, the Partnership adopted the guidance under Accounting Standards Update (“ASU”) 2021-01 “Reference Rate Reform” (“Topic 848”). This update provided optional expedients and exceptions for contracts, hedging relationships, and other transactions that referenced the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The adoption of Topic 848 did not have an impact on the Partnership’s condensed consolidated financial statements.

3.
Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 87%, 7% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 25,	March 26,
	2023	2022
Retail
Residential	$304,477	$342,560
Commercial	131,614	151,833
Industrial	39,470	41,376
Government	26,823	28,281
Agricultural	14,122	15,916
Wholesale	9,995	8,129
Total revenues	$526,501	$588,095

	Six Months Ended
	March 25,	March 26,
	2023	2022
Retail
Residential	$522,600	$540,565
Commercial	240,302	262,785
Industrial	74,848	75,570
Government	44,831	44,265
Agricultural	28,473	29,719
Wholesale	12,917	10,598
Total revenues	$923,971	$963,502

The Partnership recognized $14,917 and $52,031 of revenue during the three and six months ended March 25, 2023, respectively, and $35,486 and $68,774 of revenue during the three and six months ended March 26, 2022, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $19,613 and $7,953 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 25, 2023 and September 24, 2022, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. In addition, the parties formed a partnership to serve as a long-term growth platform for the identification, development and operation of additional RNG projects, including an existing pipeline of identified RNG projects that are in various stages of development (the “RNG Acquisition”).

The purchase price of $190,000 for the two operating facilities, along with potential contingent consideration primarily based upon the future economic performance of the acquired RNG assets, consisted of the following:

Consideration paid at closing	$110,348
Assumption of debt and accrued interest	81,717
Total	192,065
Less: estimated cash and working capital	(2,065)
Total purchase price	$190,000

The RNG platform includes the following: (1) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline; (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for use in the transportation sector; (3) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium; and (4) the creation of a joint venture to invest in and develop approximately $155,000 of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded.

The condensed consolidated balance sheet at March 25, 2023 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The following table summarizes the fair value of the assets acquired and liabilities assumed as of December 28, 2022:

Assets acquired:
Cash and cash equivalents	$1,560
Accounts receivable	4,150
Other current assets	178
Current assets acquired	5,888
Property, plant & equipment	91,490
Other intangibles	48,024
Goodwill	31,759
Other assets	13,372
Total assets acquired	190,533
Liabilities assumed:
Accounts payable	$(6,122)
Other current liabilities	(1,969)
Long-term debt	(65,776)
Other noncurrent liabilities	(6,318)
Total liabilities assumed	(80,185)
Total net assets acquired	$110,348

The fair values assigned to the acquired tangible assets were derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit. Included in Other noncurrent liabilities is the fair value of the potential contingent consideration Equilibrium could earn based on a multiple of EBITDA that is earned for the two-year period from January 1, 2024 through December 31, 2025 once EBITDA exceeds a certain minimum threshold; the maximum earnout potential is capped at $45,000, and would paid in fiscal 2026, if earned.

The fair values assigned to the acquired intangible assets were determined through the use of the income approach, specifically the relief from royalty method, multi-period excess earnings method and the cost approach. The Partnership believes the assumptions are representative of those a market participant would use in estimating fair value. The intangible assets represent customer relationships and favorable supply contracts of $42,924 and $5,100, respectively, with a weighted average useful life of approximately 10 years. The goodwill generated from this acquisition will be deductible for federal income tax purposes.

The following table presents unaudited pro forma combined financial information as if the aforementioned acquisition had occurred on September 26, 2021, the first day of the Partnership’s 2022 fiscal year:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Revenues	$526,501	$592,297	$927,901	$971,197
Net income	104,452	169,602	139,349	182,021

This unaudited pro forma financial information does not include anticipated changes in market approach or synergies expected from operating the acquired facilities under the Partnership’s oversight. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed by September 26, 2021. For the three and six months ended March 25, 2023, transaction costs directly related to the acquisition included in the pro forma combined results were $3,406 and $4,341, respectively.

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications.

During the third quarter of fiscal 2022, Suburban Renewable Energy announced an agreement to construct, own and operate a new biodigester system with Adirondack Farms, a family dairy farm located in Clinton County, New York, for the production of RNG. Construction of the assets began during the first quarter of fiscal 2023, and is expected to be completed within 18-24 months.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first half of fiscal 2023, the Operating Partnership purchased two additional secured convertible notes issued by Oberon.

The aforementioned acquisition, investments and partnerships were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower greenhouse gas (“GHG”) emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their earnings were included in “Other, net” within the condensed consolidated statements of operations.

5.
Financial Instruments and Risk Management

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was included within other current assets (or other assets, as applicable) and is a function of the Green Bonds; refer also to Note 10 (“Long-Term Borrowings”). The balance classified as short-term included accounts for which the cash will be used in under one-year which are related to operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for the RNG facility in Arizona for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first half of fiscal 2023 or in fiscal 2022.

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded options and futures contracts using quoted market prices found on the New York Mercantile Exchange (the “NYMEX”) (Level 1 inputs); the fair value of its swap contracts using quoted forward prices, and the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month SOFR (Level 2 inputs); and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter options contracts are interest rate and market volatility.

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 25, 2023 and September 24, 2022, respectively:

	As of March 25, 2023		As of September 24, 2022
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,486	Other current assets	$18,263
	Other assets	—	Other assets	16,430
		$5,486		$34,693

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$8,942	Other current liabilities	$16,957
	Other liabilities	26	Other liabilities	1,895
		$8,968		$18,852

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 25, 2023		March 26, 2022
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$222	$3,408	$4,626	$451
Beginning balance realized during the period	(100)	(871)	(4,615)	(11)
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	(114)	(232)	(11)	(346)
Ending balance of over-the-counter options	$8	$2,305	$—	$94

As of March 25, 2023 and September 24, 2022, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 25, 2023 and March 26, 2022 are as follows:

	Three Months Ended March 25, 2023		Three Months Ended March 26, 2022
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(4,501)	Cost of products sold	$32,984

	Six Months Ended March 25, 2023		Six Months Ended March 26, 2022
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(18,207)	Cost of products sold	$(521)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 25, 2023			As of September 24, 2022
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$30,163	$(24,677)	$5,486	$117,260	$(82,567)	$34,693
Liability Derivatives
Commodity-related derivatives	$33,645	$(24,677)	$8,968	$101,419	$(82,567)	$18,852

The Partnership had $8,418 and $-0- posted cash collateral as of March 25, 2023 and September 24, 2022, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt, Green Bonds and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. The fair values of the Senior Notes are based upon quoted market prices (a Level 1 input) and the fair value of the Green Bonds is based upon a third-party valuation report (a Level 3 input). Senior Notes, Revolving Credit Facility and Green Bonds are defined below in Note 10 (“Long-Term Borrowings”) and the fair values of the Senior Notes and Green Bonds are as follows:

	As of
	March 25,	September 24,
	2023	2022
5.875% Senior Notes due March 1, 2027	$333,375	$336,375
5.00% Senior Notes due June 1, 2031	560,625	547,625
5.50% Green Bonds due October 1, 2028 through October 1, 2033	66,109	—
	$960,109	$884,000

6.
Selected Balance Sheet Information

Cash, Cash Equivalents, and Restricted Cash. Restricted cash consists of amounts deposited in various bank accounts held by a trustee, as required for operating, maintenance and debt service purposes, all of which is stipulated in the loan agreement under the indenture to the Green Bonds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that aggregates to the total shown on the condensed consolidated statements of cash flows:

	As of
	March 25,	September 24,
	2023	2022
Cash and cash equivalents	$7,180	$4,100
Restricted cash included in other current assets	2,794	—
Restricted cash included in other assets (noncurrent)	7,988	—
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$17,962	$4,100

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 25,	September 24,
	2023	2022
Propane, fuel oil and refined fuels and natural gas	$62,641	$64,240
Appliances	3,525	2,681
	$66,166	$66,921

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 24, 2022
Goodwill	$1,101,085	$10,900	$7,900	$—	$1,119,885
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,101,085	$4,438	$7,900	$—	$1,113,423

Fiscal 2023 Activity
Goodwill acquired (1)	$—	$—	$—	$31,759	$31,759

Balance as of March 25, 2023
Goodwill	$1,101,085	$10,900	$7,900	$31,759	$1,151,644
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,101,085	$4,438	$7,900	$31,759	$1,145,182

Other intangible assets consist of the following:

	As of
	March 25,	September 24,
	2023	2022
Customer relationships (1)	$569,589	$526,665
Non-compete agreements	40,190	40,190
Other (1)	7,067	1,967
	616,846	568,822
Less: accumulated amortization
Customer relationships	(497,464)	(492,968)
Non-compete agreements	(34,569)	(34,137)
Other	(1,910)	(1,715)
	(533,943)	(528,820)
	$82,903	$40,002

(1) Reflects the impact of the acquisition; see Note 4, “Investments in and Acquisitions of Businesses.”

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of March 25, 2023.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Lease expense	$10,552	$10,548	$20,612	$20,386

Other information:
Cash payments for operating leases	10,905	10,601	20,969	20,675
Right-of-use assets obtained in exchange for new operating lease liabilities	16,050	5,885	21,278	24,789
Weighted-average remaining lease term			5.8 years	6.2 years
Weighted-average discount rate			5.6%	4.9%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of March 25, 2023:

Fiscal Year	Operating Leases
2023 (remaining)	$20,316
2024	36,462
2025	32,073
2026	26,771
2027	16,858
2028 and thereafter	32,209
Total future minimum lease payments	$164,689
Less: interest	(26,054)
Total lease obligations	$138,635

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 446,899 and 398,803 units for the three and six months ended March 25, 2023, respectively, and 528,153 and 462,458 for the three and six months ended March 26, 2022, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 25,	September 24,
	2023	2022
5.875% Senior Notes due March 1, 2027	350,000	350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $14,536 and $-0-	66,109	—
Revolving Credit Facility, due March 5, 2025	180,500	89,600
Subtotal	1,246,609	1,089,600

Less: unamortized debt issuance costs	(11,414)	(12,271)
	$1,235,195	$1,077,329

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

Green Bonds. On December 28, 2022, the Partnership assumed the loan agreement under the Indentures of Trust, issued by The Industrial Development Authority of the County of Pinal (“Green Bonds”) from Equilibrium in conjunction with the RNG Acquisition. The proceeds of the Green Bonds, which bear interest at 5.5%, were loaned to and used by Equilibrium to construct the RNG production facility in Arizona and are secured by all of the assets at that location. The Green Bonds have a par value of $80,645 and require semi-annual interest payments in April and October. Principal payments begin on October 1, 2028 and continue annually through October 1, 2033. The Green Bonds were initially recorded at fair value at the time of the RNG Acquisition and will be accreted to par value over the term of the bonds using the effective interest method.

Credit Agreement. The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $180,500 and $89,600 was outstanding as of March 25, 2023 and September 24, 2022, respectively. On December 28, 2022, the Operating Partnership amended the Credit Agreement to, among other things, modify certain restrictive and affirmative covenants applicable to the Operating Partnership and its subsidiaries to provide for additional investment capacity to allow for future investments by Suburban Renewable Energy and to permit the assumption of debt in connection with the acquisition of the RNG platform from Equilibrium, and replaced the LIBOR component of the borrowing rate with a rate based on SOFR. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of March 25, 2023, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of March 25, 2023, the interest rate for borrowings under the Revolving Credit Facility was approximately 7.00%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 25, 2023, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $42,825 which expire periodically through March 15, 2024.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 25, 2023.

The aggregate amounts of long-term debt maturities subsequent to March 25, 2023 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $180,500; fiscal 2026: $-0-; fiscal 2027: $350,000; and thereafter: $730,645.

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

On April 20, 2023, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2023, payable on May 9, 2023 to holders of record on May 2, 2023.

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

Restricted Unit Plan. At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved and the Partnership adopted the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan (the “Restricted Unit Plan”) authorizing the issuance of up to 1,800,000 Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The Restricted Unit Plan was amended and restated to authorize the issuance of an additional 1,725,000 Common Units for a total of 3,525,000 Common Units by approval of the Unitholders at the Partnership’s Tri-Annual Meeting held on May 18, 2021. Unless otherwise determined by the Compensation Committee of the Partnership’s Board of Supervisors (the “Compensation Committee”) on or before the grant date, one-third of all outstanding awards under the Restricted Unit Plan will vest on each of the first three anniversaries of the award grant date. Participants in the Restricted Unit Plan are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 25, 2023, the Partnership awarded 515,398 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,983. The following is a summary of activity for the Restricted Unit Plan for the six months ended March 25, 2023:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2022	1,516,229	$13.52
Awarded	515,398	13.55
Forfeited	(6,943)	(13.62)
Vested (1)	(674,752)	(14.68)
Outstanding March 25, 2023	1,349,932	$12.95

(1)
During fiscal 2023, the Partnership withheld 171,840 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 25, 2023, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $6,288. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 25, 2023 was $1,889 and $4,360, respectively, and $2,900 and $5,609 for the three and six months ended March 26, 2022, respectively.

Phantom Equity Plan. At its November 8, 2022 meeting, the Compensation Committee adopted the Phantom Equity Plan (the “PEP”) to incentivize behaviors that will lead to the creation of long-term value for the Partnership’s Unitholders by functioning as a cash-settled corollary plan to the Partnership’s Restricted Unit Plan. The executive officers of the Partnership, the members of the Board, and other employees of the Partnership are eligible for awards of phantom units under the PEP. Unless otherwise stipulated by the Compensation Committee, the standard vesting schedule for awards under the PEP will be one-third of each award on each of the first three anniversaries of the award grant date, subject to continuous employment or service from the grant date through the applicable payment date. Unvested awards are subject to forfeiture in certain circumstances, as defined in the PEP document and the applicable award agreements. Upon vesting, phantom units are automatically converted into cash equal to the average of the highest and lowest trading prices of the Partnership’s Common Units on the vesting date.

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and six months ended March 25, 2023 was $902 and $1,554, respectively. As of March 25, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $1,554.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and six months ended March 25, 2023 was $336 and $671, respectively, and $295 and $594 for the three and six months ended March 26, 2022, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense (benefit) recognized for the three and six months ended March 25, 2023 was $(192) and $1,704, respectively, and $1,205 and $3,272 for the three and six months ended March 26, 2022, respectively. As of March 25, 2023, and September 24, 2022, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $9,886 and $11,311, respectively, related to estimated future payments under the LTIPs. In the first quarter of fiscal 2023 and 2022, cash payouts totaling $3,129 and $3,985 were made relating to the fiscal 2020 and 2019 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of March 25, 2023 and September 24, 2022, the Partnership had accrued liabilities of $63,893 and $64,065, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,818 and $15,710 as of March 25, 2023 and September 24, 2022, respectively.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $38,024 as of March 25, 2023. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 25, 2023 and September 24, 2022.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Interest cost	$826	$560	$1,653	$1,119
Expected return on plan assets	(338)	(354)	(677)	(708)
Amortization of net loss	481	600	963	1,199
Net periodic benefit cost	$969	$806	$1,939	$1,610

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Interest cost	$42	$20	$83	$40
Amortization of prior service credits	(125)	(125)	(249)	(249)
Amortization of net (gain)	(193)	(181)	(387)	(362)
Net periodic benefit cost	$(276)	$(286)	$(553)	$(571)

The Partnership expects to voluntarily contribute approximately $4,000 to the defined benefit pension plan during fiscal 2023, of which $2,000 was contributed during the six months ended March 25, 2023. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2023 is $627, of which $238 was contributed during the six months ended March 25, 2023. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of March 25, 2023 and September 24, 2022, the Partnership’s estimated obligation to these MEPPs was $21,950 and $22,496, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 25, 2023 and March 26, 2022:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Pension Benefits
Balance, beginning of period	$(17,315)	$(22,704)	$(17,797)	$(23,303)
Reclassifications to earnings:
Amortization of net loss (1)	481	600	963	1,199
Other comprehensive income	481	600	963	1,199
Balance, end of period	$(16,834)	$(22,104)	$(16,834)	$(22,104)

Postretirement Benefits
Balance, beginning of period	$4,883	$5,414	$5,201	$5,719
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(318)	(306)	(636)	(611)
Other comprehensive loss	(318)	(306)	(636)	(611)
Balance, end of period	$4,565	$5,108	$4,565	$5,108

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(12,432)	$(17,290)	$(12,596)	$(17,584)
Reclassifications to earnings	163	294	327	588
Other comprehensive income	163	294	327	588
Balance, end of period	$(12,269)	$(16,996)	$(12,269)	$(16,996)

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation. In addition, the Partnership’s platform of RNG businesses and the equity investment in IH are included within “all other.”

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Revenues:
Propane	$457,140	$516,821	$799,493	$847,938
Fuel oil and refined fuels	38,126	43,501	68,267	64,467
Natural gas and electricity	11,856	14,395	20,546	23,618
All other	19,379	13,378	35,665	27,479
Total revenues	$526,501	$588,095	$923,971	$963,502

Operating income (loss):
Propane	$156,959	$221,386	$251,367	$287,961
Fuel oil and refined fuels	6,347	7,185	8,429	8,879
Natural gas and electricity	3,138	3,450	4,230	5,120
All other	(10,087)	(5,002)	(15,862)	(10,792)
Corporate	(30,678)	(35,058)	(60,170)	(61,951)
Total operating income	125,679	191,961	187,994	229,217

Reconciliation to net income:
Interest expense, net	19,871	15,254	35,865	30,553
Other, net	1,106	1,234	2,081	2,364
Provision for (benefit from) income taxes	225	371	177	(100)
Net income	$104,477	$175,102	$149,871	$196,400

Depreciation and amortization:
Propane	$11,331	$11,764	$23,221	$25,498
Fuel oil and refined fuels	419	428	828	856
Natural gas and electricity	—	5	3	10
All other	2,912	45	2,955	90
Corporate	1,402	1,820	2,836	3,893
Total depreciation and amortization	$16,064	$14,062	$29,843	$30,347

	As of
	March 25,	September 24,
	2023	2022
Assets:
Propane	$1,991,478	$1,957,257
Fuel oil and refined fuels	55,245	49,683
Natural gas and electricity	12,782	12,504
All other	243,211	47,853
Corporate	48,389	36,429
Total assets	$2,351,105	$2,103,726

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 25, 2023, seen from our perspective. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of March 2023 were 56.2 million barrels, which was 66.8% higher than March 2022 levels and 20.2% higher than the five-year average for March. These higher inventory levels led to declines in average posted propane prices (basis Mont Belvieu, Texas) of 37.4% compared to the prior year second quarter.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2023 was $104.5 million, or $1.63 per Common Unit, compared to $175.1 million, or $2.77 per Common Unit, in the fiscal 2022 second quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) was $149.0 million for the second quarter of fiscal 2023, compared to $172.5 million in the prior year.

Retail propane gallons sold in the second quarter of fiscal 2023 of 144.1 million gallons decreased 9.4% compared to the prior year, primarily due to near record warm temperatures during the months of January and February, which are the two most critical months for heat-related demand within the second quarter. Average temperatures (as measured by heating degree days) across all of the Partnership’s service territories during the second quarter of fiscal 2023 were 12% warmer than normal and 5% warmer than the prior year second quarter. For the months of January and February, average temperatures were 16% warmer than normal and 11% warmer than the same period last year.

Average propane prices (basis Mont Belvieu, Texas) for the second quarter of fiscal 2023 decreased 37.4% compared to the prior year, and increased 2.2% compared to the prior sequential quarter. Total gross margin for the second quarter of fiscal 2023 was $294.9 million, compared to $349.1 million in the prior year. Gross margin for the second quarter of fiscal 2023 included a $4.5 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $33.0 million unrealized gain in the prior year. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the unrealized mark-to-market adjustments, total gross margin for the second quarter of fiscal 2023 decreased $16.7 million, or 5.3%, compared to the prior year, primarily due to lower volumes sold, offset to an extent by higher unit margins. Excluding the impact of the unrealized mark-to-market adjustments, propane unit margins for the second quarter of fiscal 2023 increased $0.04, or 2.3%, per gallon compared to the prior year.

Combined operating and general and administrative expenses of $153.1 million for the second quarter of fiscal 2023 increased $10.1 million, or 7.1%, compared to the prior year, primarily due to higher payroll and benefit-related expenses, higher vehicle fuel costs, other inflationary effects on our operations, and costs associated with the acquisition and operations of the new RNG assets, as defined and described below. Acquisition-related costs of $3.4 million during the second quarter of fiscal 2023 were reported within general and administrative expenses, and were excluded from Adjusted EBITDA.

Total debt outstanding as of March 25, 2023 was $126.6 million higher than at the end of the prior year second quarter, primarily due to the financing for the RNG Acquisition, as defined and described below, offset to an extent by debt repayments with cash flows from operating activities. Our consolidated leverage ratio, as defined in our Credit Agreement, for the twelve-month period ending March 25, 2023 was 4.43x.

As previously announced on April 20, 2023, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit effective for the distribution payable in respect of the second quarter of fiscal 2023. This distribution is payable on May 9, 2023 to Common Unitholders of record as of May 2, 2023.

Our anticipated cash requirements for the remainder of fiscal 2023 include: (i) maintenance and growth capital expenditures of approximately $8.3 million and $24.8 million, respectively; (ii) interest and income tax payments of approximately $41.1 million; and (iii) cash distributions of approximately $41.3 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Recent Developments

As referenced above and in Item 1, Note 4 of this Quarterly Report, on December 28, 2022, we announced that our wholly owned subsidiary, Suburban Renewable Energy, LLC (“Suburban Renewable Energy”), acquired a platform of two operating RNG production assets from Equilibrium, a leading sustainability-driven asset management firm (the “RNG Acquisition”). In addition, the parties formed a partnership to serve as a long-term growth platform for the identification, development and operation of additional RNG projects, including an existing pipeline of identified RNG projects that are in various stages of development. Our RNG platform includes the following: (1) a large-scale RNG facility in Stanfield, Arizona, one of the largest agricultural waste RNG production facilities currently operating in the United States, which includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline; (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for use in the transportation sector; (3) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium; and (4) the creation of a joint venture, called Suburban EQ RNG, LLC, to invest in and develop approximately $155.0 million of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded. The RNG Acquisition is diversified across feedstocks, geographies and revenue streams, and complements Suburban Renewable Energy’s ongoing activity to construct, own and operate an RNG facility at Adirondack Farms in Clinton County, New York. The RNG Acquisition will immediately enhance and increase Suburban Renewable Energy’s presence in RNG production and distribution. Additionally, the partnership with Equilibrium through the joint venture arrangement provides visible growth and experienced management in the rapidly developing waste-to-energy economy. RNG can be produced from multiple organic waste streams, including agricultural and food waste, helping to reduce methane emissions, while offering a lower carbon solution as a drop-in replacement for traditional natural gas. This scalable platform complements our existing portfolio of renewable energy assets, both as a stand-alone RNG distributor, or using RNG as a pathway to hydrogen or rDME production. Suburban Propane has a proud 95-year legacy of being a trusted provider of energy to local communities. Leveraging the strength and stability of our core propane business, we are positioning ourselves for sustainable long-term growth by investing in the clean energy economy of the future as society transitions to lower carbon alternatives.

Three Months Ended March 25, 2023 Compared to Three Months Ended March 26, 2022

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	March 25,	March 26,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenues
Propane	$457,140	$516,821	$(59,681)	(11.5)%
Fuel oil and refined fuels	38,126	43,501	(5,375)	(12.4)%
Natural gas and electricity	11,856	14,395	(2,539)	(17.6)%
All other	19,379	13,378	6,001	44.9%
Total revenues	$526,501	$588,095	$(61,594)	(10.5)%
Retail gallons sold
Propane	144,149	159,179	(15,030)	(9.4)%
Fuel oil and refined fuels	7,742	10,715	(2,973)	(27.7)%

As discussed above, average temperatures (as measured by heating degree days) across all of our service territories during the second quarter of fiscal 2023 were 12% warmer than normal and 5% warmer than the prior year second quarter. While there was an overall decrease in heating degree days compared to the prior year, our operations were most negatively impacted by extremely warm temperatures during the critical heating months of January and February, and were most pronounced in our East and Midwest operating territories, while our operations in the West generally experienced normal to cooler-than-normal temperatures, which were also cooler than the prior year. For the critical heating months of January and February, overall average temperatures were 16% warmer than normal and 11% warmer than the same period last year, and were on par for the warmest on record for that two-month period.

Revenues from the distribution of propane and related activities of $457.1 million decreased $59.7 million, or 11.5%, compared to the prior year, primarily due to lower volumes sold and lower average retail selling prices compared to the prior year. Retail propane gallons sold decreased 15.0 million gallons, or 9.4%, compared to the prior year, primarily due to the impact of warmer weather on heat-related demand, resulting in a $48.0 million decrease in revenues. Average propane selling prices decreased 2.0% compared to the prior year, reflecting lower average wholesale costs, resulting in a $9.2 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which decreased $2.5 million primarily due to lower selling prices associated with the hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $38.1 million were $5.4 million, or 12.4%, lower than the prior year, primarily due to a decrease in volumes sold, offset to an extent by higher average retail selling prices. Fuel oil and refined fuels gallons sold decreased 3.0 million gallons, or 27.7%, primarily due to warmer weather, resulting in a $12.0 million decrease in revenues. Average fuel oil and refined fuels selling prices increased 21.0% compared to the prior year, resulting in a $6.6 million increase in revenues.

Revenues in our natural gas and electricity segment of $11.9 million were $2.5 million, or 17.6%, lower than the prior year, primarily due to lower usage resulting from a lower customer base and warmer weather, nominally offset by higher average selling prices.

Revenues in our all other segment of $19.4 million were $6.0 million, or 44.9%, higher than in the prior year, primarily due to the impact of the RNG Acquisition at the beginning of the second quarter of fiscal 2023. Revenues from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charged to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2023	2022	(Decrease)	(Decrease)
Cost of products sold
Propane	$194,854	$195,859	$(1,005)	(0.5)%
Fuel oil and refined fuels	26,031	30,228	(4,197)	(13.9)%
Natural gas and electricity	7,187	9,281	(2,094)	(22.6)%
All other	3,536	3,663	(127)	(3.5)%
Total cost of products sold	$231,608	$239,031	$(7,423)	(3.1)%
As a percent of total revenues	44.0%	40.6%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 37.4% and 3.5% lower than the prior year second quarter, respectively. The net change in the fair value of derivative instruments resulted in a $4.5 million unrealized non-cash loss in the second quarter of fiscal 2023, compared to a $33.0 million unrealized non-cash gain in the prior year second quarter, resulting in a net increase of $37.5 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $194.9 million decreased $1.0 million, or 0.5%, compared to the prior year second quarter. Lower volumes sold and lower average wholesale costs, net of realized losses on commodity hedges, contributed to decreases in cost of products sold of $23.1 million and $19.5 million, respectively. Included within the propane segment are costs from other propane activities, which increased $4.1 million compared to the prior year reflecting the physical settlement of hedging agreements with inventory coming into the period which carried a higher weighted average cost, as well as the net increase of $37.5 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $26.0 million decreased $4.2 million, or 13.9%, compared to the prior year second quarter. Lower volumes sold contributed to a decrease in cost of products sold of $8.4 million, which was partially offset by higher inventory costs from volumes sold that led to an increase of $4.2 million.

Cost of products sold in our natural gas and electricity segment of $7.2 million decreased $2.1 million, or 22.6%, compared to the prior year primarily due to lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
Operating expenses	$127,450	$119,418	$8,032	6.7%
As a percent of total revenues	24.2%	20.3%

All costs of operating our retail distribution and appliance sales and service operations are reported within operating expenses in the condensed consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of operating our customer service centers and RNG production facilities.

Operating expenses of $127.5 million for the second quarter of fiscal 2023 increased $8.0 million, or 6.7%, compared to the prior year second quarter, primarily due to higher payroll costs, higher vehicle lease and fuel costs, the operating costs associated with our new RNG production facilities and other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
General and administrative expenses	$25,700	$23,623	$2,077	8.8%
As a percent of total revenues	4.9%	4.0%

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

General and administrative expenses of $25.7 million for the second quarter of fiscal 2023 increased $2.1 million, or 8.8%, compared to the prior year second quarter, primarily due to professional fees and expenses of $3.4 million related to the RNG Acquisition, as well as other inflationary increases, offset to an extent by a decrease in variable compensation expenses given the lower earnings for the current period.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
Depreciation and amortization	$16,064	$14,062	$2,002	14.2%
As a percent of total revenues	3.1%	2.4%

Depreciation and amortization expense of $16.1 million for the second quarter of fiscal 2023 increased $2.0 million, or 14.2%, compared to the prior year second quarter, primarily as a result of the tangible and intangible assets from the RNG Acquisition.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
Interest expense, net	$19,871	$15,254	$4,617	30.3%
As a percent of total revenues	3.8%	2.6%

Net interest expense of $19.9 million for the second quarter of fiscal 2023 increased $4.6 million, or 30.3%, compared to the prior year second quarter, due to a higher level of average outstanding borrowings under our Revolving Credit Facility to fund the RNG

Acquisition, coupled with higher benchmark interest rates for borrowings under that facility, as well as the impact of the $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 25,	March 26,
	2023	2022
Net income	$104,477	$175,102
Add:
Provision for income taxes	225	371
Interest expense, net	19,871	15,254
Depreciation and amortization	16,064	14,062
EBITDA	140,637	204,789
Unrealized non-cash losses (gains) on changes in fair value of derivatives	4,501	(32,984)
Equity in earnings of unconsolidated affiliates	413	715
Acquisition-related costs	3,406	—
Adjusted EBITDA	$148,957	$172,520

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

Six Months Ended March 25, 2023 Compared to Six Months Ended March 26, 2022

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 25,	March 26,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenues
Propane	$799,493	$847,938	$(48,445)	(5.7)%
Fuel oil and refined fuels	68,267	64,467	3,800	5.9%
Natural gas and electricity	20,546	23,618	(3,072)	(13.0)%
All other	35,665	27,479	8,186	29.8%
Total revenues	$923,971	$963,502	$(39,531)	(4.1)%
Retail gallons sold
Propane	252,913	264,444	(11,531)	(4.4)%
Fuel oil and refined fuels	13,305	16,849	(3,544)	(21.0)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2023 were 8% warmer than normal and 2% cooler than the prior year first half. However, the fiscal 2023 heating season was characterized by exceptionally warm temperatures throughout our East and Midwest service territories, particularly during the most critical months for heat-related demand, while our service territories in the West generally experienced cooler weather. For the critical heating months of January and February, overall average temperatures were 16% warmer than normal and 11% warmer than the same period last year, and were on par for the warmest on record for that two-month period. The unseasonably warm and inconsistent weather pattern during much of the first half of fiscal 2023 adversely impacted heat-related demand.

Revenues from the distribution of propane and related activities of $799.5 million decreased $48.4 million, or 5.7%, compared to the prior year first half, primarily due to lower volumes sold and, to a lesser degree, lower average retail selling prices. Retail propane gallons sold decreased 11.5 million gallons, or 4.4%, compared to the prior year, resulting in a $36.5 million decrease in revenues. Average propane selling prices decreased 1.2% compared to the prior year period, reflecting lower average wholesale costs, resulting in a $9.9 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which decreased $2.0 million primarily due to a lower selling prices associated with the hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $68.3 million increased $3.8 million, or 5.9%, compared to the prior year first half, primarily due to higher average selling prices, partially offset by lower volumes sold. Average selling prices for fuel oil and refined fuels increased 33.7%, resulting in a $17.0 million increase in revenues. Fuel oil and refined fuels volumes sold decreased 3.5 million gallons, or 21.0%, resulting in a $13.2 million decrease in revenues.

Revenues in our natural gas and electricity segment of $20.5 million were $3.1 million, or 13.0%, lower than the prior year first half, resulting from lower volumes sold, primarily due to the impact of warmer temperatures on customer demand and a lower customer base, offset to an extent by higher average selling prices.

Revenues in our all other segment of $35.7 million were $8.2 million, or 29.8%, higher than in the prior year first half, primarily due to the impact of the RNG Acquisition in December 2022. Revenue from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charges to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 25,	March 26,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of products sold
Propane	$344,694	$367,130	$(22,436)	(6.1)%
Fuel oil and refined fuels	48,403	44,869	3,534	7.9%
Natural gas and electricity	13,127	15,470	(2,343)	(15.1)%
All other	8,037	7,900	137	1.7%
Total cost of products sold	$414,261	$435,369	$(21,108)	(4.8)%
As a percent of total revenues	44.8%	45.2%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 36.7% lower and 19.7% higher than the prior year first half, respectively. The net change in the fair value of derivative instruments resulted in unrealized non-cash losses of $18.2 million and $0.5 million in the first six months of fiscal 2023 and 2022, respectively, resulting in an increase of $17.7 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $344.7 million decreased $22.4 million, or 6.1%, compared to the prior year first half. Lower average wholesale costs contributed to a $29.9 million decrease in cost of products sold and lower volumes sold contributed to a $17.6 million decrease. Included within the propane segment are costs from other propane activities which increased $7.4 million compared to the prior year due the physical settlement of hedging agreements with inventory coming into the year which carried a higher weighted average cost, coupled with the net increase in cost of products sold of $17.7 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $48.4 million increased $3.5 million, or 7.9%, compared to the prior year first half. Higher average wholesale costs contributed to an increase in cost of products sold of $13.0 million, which was partially offset by the $9.5 million impact from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $13.1 million decreased $2.3 million, or 15.1%, compared to the prior year, primarily due to lower usage.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
Operating expenses	$243,161	$225,148	$18,013	8.0%
As a percent of total revenues	26.3%	23.4%

Operating expenses of $243.2 million for the first half of fiscal 2023 increased $18.0 million, or 8.0%, compared to the prior year first half, primarily due to higher payroll costs, higher vehicle lease and fuel costs, higher insurance costs, the operating costs associated with our new RNG production facilities and other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
General and administrative expenses	$48,712	$43,421	$5,291	12.2%
As a percent of total revenues	5.3%	4.5%

General and administrative expenses of $48.7 million for the first half of fiscal 2023 increased $5.3 million, or 12.2%, compared to the prior year period, primarily due to professional fees and expenses of $4.3 million related to the RNG Acquisition, as well as other inflationary increases, offset to an extent by a decrease in variable compensation expenses given the lower earnings for the current period.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2023	2022	Decrease	Decrease
Depreciation and amortization	$29,843	$30,347	$(504)	(1.7)%
As a percent of total revenues	3.2%	3.1%

Depreciation and amortization expense of $29.8 million in the first half of fiscal 2023 decreased $0.5 million, or 1.7%, primarily as a result of accelerated depreciation recorded in the prior year on certain assets taken out of service, substantially offset by an increase in depreciation and amortization from the tangible and intangible assets from the RNG Acquisition.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,		Percent
	2023	2022	Increase	Increase
Interest expense, net	$35,865	$30,553	$5,312	17.4%
As a percent of total revenues	3.9%	3.2%

Net interest expense of $35.9 million in the first half of fiscal 2023 increased $5.3 million compared to the prior year first half, primarily due to the impact of higher benchmark interest rates for borrowings under our Revolving Credit Facility and a higher average level of outstanding borrowings under that facility to fund the RNG Acquisition, as well as the impact of $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 25,	March 26,
	2023	2022
Net income	$149,871	$196,400
Add:
Provision for (benefit from) income taxes	177	(100)
Interest expense, net	35,865	30,553
Depreciation and amortization	29,843	30,347
EBITDA	215,756	257,200
Unrealized non-cash losses on changes in fair value of derivatives	18,207	521
Equity in earnings of unconsolidated affiliates	695	1,325
Acquisition-related costs	4,341	—
Adjusted EBITDA	$238,999	$259,046

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2023 of $105.4 million increased $9.9 million compared to the corresponding prior year period, primarily due to lower working capital needs resulting from the decline in propane commodity prices, offset to an extent by lower earnings.

Investing Activities. Net cash used in investing activities of $137.5 million for the first half of fiscal 2023 consisted of the RNG Acquisition (net of cash acquired) of $108.8 million, capital expenditures of $24.0 million (including approximately $12.3 million to support the growth of operations and $11.7 million for maintenance expenditures), a $3.0 million investment in a privately held start-up entity (plus direct transactions costs) and additional investments in Oberon, partially offset by approximately $1.5 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash provided by financing activities of $46.0 million for the first six months of fiscal 2023 reflected $90.9 million in net borrowings under our Revolving Credit Facility, which were used to fund the acquisition and investments noted above, and $41.1 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and first quarter of fiscal 2023 and other financing activities of $3.8 million.

Net cash used in financing activities of $41.5 million for the first half of fiscal 2022 reflected $40.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2021 and first quarter of fiscal 2022 along with other financing activities of $3.2 million; and $2.5 million in net borrowings under our revolving credit facility.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 25, 2023, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $180.5 million outstanding under our $500.0 million senior secured Revolving Credit Facility provided by our credit agreement. On December 28, 2022, we amended the credit agreement to modify certain restrictive and affirmative covenants set forth in the credit agreement and replace the LIBOR component of the borrowing rate with a rate based on SOFR. Total long-term borrowings as of March 25, 2023 and March 26, 2022 was $1,261.1 million and $1,134.5 million, respectively. See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve-month period ended March 25, 2023, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of March 25, 2023, our borrowing capacity under the Revolving Credit Facility was $276.7 million.

The aggregate amounts of long-term debt maturities subsequent to March 25, 2023 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $180.5 million; fiscal 2026: $-0-; fiscal 2027: $350.0 million; and thereafter: $730.6 million.

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

On April 20, 2023, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the second quarter of fiscal 2023, payable on May 9, 2023 to holders of record on May 2, 2023.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At March 25, 2023, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $19.7 million and $5.3 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 25, 2023, we had accrued insurance liabilities of $63.9 million, and a receivable of $15.8 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

See Item 1, Note 13, “Commitments and Contingencies,” Legal Matters subsection of this Quarterly Report.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 25, 2023, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of March 25, 2023.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 25, 2023 indicates an increase in potential future net losses of $3.7 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 25, 2023. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 25, 2023, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

On December 28, 2022, Suburban Renewable Energy, a wholly owned subsidiary of the Operating Partnership, completed the RNG Acquisition. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management has excluded the assets and facilities acquired in the RNG Acquisition from its interim evaluation of internal control over financial reporting.

Other than as set forth above, there have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 25, 2023 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Exhibit Number	Description

10.1	First Amendment to Third Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q filed on February 2, 2023).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

May 4, 2023	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

May 4, 2023	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller