Form 10-Q
period 2023-06-24
SUBURBAN PROPANE PARTNERS LP
filed 2023-08-03
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 2023

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

At July 31, 2023, there were 63,513,579 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, including Russian military action in Ukraine, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 24,	September 24,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,030	$4,100
Accounts receivable, less allowance for doubtful accounts of $6,079 and $4,822, respectively	78,084	78,529
Inventories	56,541	66,921
Other current assets	35,402	25,310
Total current assets	180,057	174,860
Property, plant and equipment, net	648,662	563,784
Operating lease right-of-use assets	133,410	136,578
Goodwill	1,148,776	1,113,423
Other intangible assets, net	83,550	40,002
Other assets	85,970	75,079
Total assets	$2,280,425	$2,103,726

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$37,612	$35,173
Accrued employment and benefit costs	38,229	43,333
Customer deposits and advances	91,239	127,592
Operating lease liabilities	32,019	32,126
Other current liabilities	64,603	68,398
Total current liabilities	263,702	306,622
Long-term borrowings	1,215,449	1,077,329
Accrued insurance	50,980	53,945
Operating lease liabilities	100,388	103,670
Other liabilities	65,483	64,630
Total liabilities	1,696,002	1,606,196
Commitments and contingencies
Partners’ capital:
Common Unitholders (63,499 and 62,987 units issued and outstanding at June 24, 2023 and September 24, 2022, respectively)	596,528	510,126
Accumulated other comprehensive loss	(12,105)	(12,596)
Total partners’ capital	584,423	497,530
Total liabilities and partners’ capital	$2,280,425	$2,103,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 24,	June 25,
	2023	2022
Revenues
Propane	$241,485	$260,634
Fuel oil and refined fuels	14,086	19,274
Natural gas and electricity	4,926	7,547
All other	18,131	12,877
	278,628	300,332
Costs and expenses
Cost of products sold	110,446	140,930
Operating	116,637	109,081
General and administrative	21,142	21,541
Depreciation and amortization	15,537	14,009
	263,762	285,561
Operating income	14,866	14,771
Interest expense, net	18,733	15,004
Other, net	1,150	2,031
(Loss) before provision for income taxes	(5,017)	(2,264)
Provision for income taxes	244	271
Net (loss)	$(5,261)	$(2,535)
Net (loss) per Common Unit - basic	$(0.08)	$(0.04)
Weighted average number of Common Units outstanding - basic	63,926	63,284
Net (loss) per Common Unit - diluted	$(0.08)	$(0.04)
Weighted average number of Common Units outstanding - diluted	63,926	63,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 24,	June 25,
	2023	2022
Revenues
Propane	$1,040,978	$1,108,572
Fuel oil and refined fuels	82,353	83,741
Natural gas and electricity	25,472	31,165
All other	53,796	40,356
	1,202,599	1,263,834
Costs and expenses
Cost of products sold	524,707	576,299
Operating	359,798	334,229
General and administrative	69,854	64,962
Depreciation and amortization	45,380	44,356
	999,739	1,019,846
Operating income	202,860	243,988
Interest expense, net	54,598	45,557
Other, net	3,231	4,395
Income before provision for income taxes	145,031	194,036
Provision for income taxes	421	171
Net income	$144,610	$193,865
Net income per Common Unit - basic	$2.27	$3.07
Weighted average number of Common Units outstanding - basic	63,826	63,200
Net income per Common Unit - diluted	$2.25	$3.04
Weighted average number of Common Units outstanding - diluted	64,326	63,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Net (loss) income	$(5,261)	$(2,535)	$144,610	$193,865
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	164	293	491	881
Recognition in earnings of net actuarial loss for pension settlement	—	634	—	634
Other comprehensive income	164	927	491	1,515
Total comprehensive (loss) income	$(5,097)	$(1,608)	$145,101	$195,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 24,	June 25,
	2023	2022
Cash flows from operating activities:
Net income	$144,610	$193,865
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	45,380	44,356
Pension settlement charge	—	634
Compensation costs recognized under Restricted Unit Plan	6,265	8,422
Other, net	2,541	2,061
Changes in assets and liabilities:
Accounts receivable	4,683	(24,005)
Inventories	10,425	(4,523)
Other current and noncurrent assets	13,619	(14,581)
Accounts payable	(2,269)	(4,620)
Accrued employment and benefit costs	(5,296)	(5,523)
Customer deposits and advances	(36,353)	(29,162)
Contributions to defined benefit pension plan	(3,000)	(2,220)
Other current and noncurrent liabilities	(13,213)	6,432
Net cash provided by operating activities	167,392	171,136
Cash flows from investing activities:
Capital expenditures	(33,386)	(33,304)
Investments in and acquisitions of businesses *	(126,929)	(36,366)
Proceeds from sale of business	—	850
Proceeds from sale of property, plant and equipment	3,180	4,492
Net cash (used in) investing activities	(157,135)	(64,328)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	470,200	270,200
Repayments of borrowings under revolving credit facility	(399,800)	(310,800)
Partnership distributions	(61,741)	(61,255)
Other, net	(4,312)	(3,695)
Net cash provided by (used in) financing activities	4,347	(105,550)
Net increase in cash, cash equivalents and restricted cash	14,604	1,258
Cash, cash equivalents and restricted cash at beginning of period	4,100	5,808
Cash, cash equivalents and restricted cash at end of period	$18,704	$7,066

Less: restricted cash	8,674	—
Cash and cash equivalents, end of period	$10,030	$7,066

* Refer to Note 4, “Investments in and Acquisitions of Businesses.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 24, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,490	$620,520	$(12,269)	$608,251
Net (loss)		(5,261)	—	(5,261)
Other comprehensive income		—	164	164
Partnership distributions		(20,636)	—	(20,636)
Common Units issued under Restricted Unit Plan	9	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,905	—	1,905
Balance, end of period	63,499	$596,528	$(12,105)	$584,423

	Three Months Ended June 25, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,968	$602,145	$(16,996)	$585,149
Net (loss)		(2,535)	—	(2,535)
Other comprehensive income		—	927	927
Partnership distributions		(20,466)	—	(20,466)
Common Units issued under Restricted Unit Plan	7	(35)	—	(35)
Compensation costs recognized under Restricted Unit Plan		2,813	—	2,813
Balance, end of period	62,975	$581,922	$(16,069)	$565,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 24, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,987	$510,126	$(12,596)	$497,530
Net income		144,610	—	144,610
Other comprehensive income		—	491	491
Partnership distributions		(61,741)	—	(61,741)
Common Units issued under Restricted Unit Plan	512	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		6,265	—	6,265
Balance, end of period	63,499	$596,528	$(12,105)	$584,423

	Nine Months Ended June 25, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital

Balance, beginning of period	62,538	$443,005	$(17,584)	$425,421
Net income		193,865	—	193,865
Other comprehensive income		—	1,515	1,515
Partnership distributions		(61,255)	—	(61,255)
Common Units issued under Restricted Unit Plan	437	(2,115)	—	(2,115)
Compensation costs recognized under Restricted Unit Plan		8,422	—	8,422
Balance, end of period	62,975	$581,922	$(16,069)	$565,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 63,498,995 Common Units outstanding at June 24, 2023. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

	Three Months Ended
	June 24,	June 25,
	2023	2022
Retail
Residential	$142,941	$143,813
Commercial	82,321	95,341
Industrial	28,362	31,658
Government	12,039	13,295
Agricultural	6,750	8,353
Wholesale	6,215	7,872
Total revenues	$278,628	$300,332

	Nine Months Ended
	June 24,	June 25,
	2023	2022
Retail
Residential	$665,541	$684,378
Commercial	322,623	358,126
Industrial	103,210	107,228
Government	56,870	57,560
Agricultural	35,223	38,072
Wholesale	19,132	18,470
Total revenues	$1,202,599	$1,263,834

The Partnership recognized $11,612 and $63,643 of revenue during the three and nine months ended June 24, 2023, respectively, and $5,556 and $74,332 of revenue during the three and nine months ended June 25, 2022, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $11,427 and $7,953 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 24, 2023 and September 24, 2022, respectively.

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

The RNG platform includes the following: (1) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline; (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for sale; (3) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium; and (4) the creation of a joint venture to invest in and develop approximately $155,000 of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded.

The condensed consolidated balance sheet at June 24, 2023 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The following table summarizes the fair value of the assets acquired and liabilities assumed as of December 28, 2022:

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

The fair values assigned to the acquired tangible assets were derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit. Included in Other noncurrent liabilities is the fair value of the potential contingent consideration Equilibrium could earn based on a multiple of earnings before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”) that is earned for the two-year period from January 1, 2024 through December 31, 2025 once EBITDA exceeds a certain minimum threshold; the maximum earnout potential is capped at $45,000, and would be paid in fiscal 2026, if earned.

The fair values assigned to the acquired intangible assets were determined through the use of the income approach, specifically the relief from royalty method, multi-period excess earnings method and the cost approach. The Partnership believes the assumptions are representative of those a market participant would use in estimating fair value. The intangible assets represent customer relationships and favorable supply contracts of $42,924 and $5,100, respectively, with a weighted average useful life of approximately 12 years. The goodwill generated from this acquisition will be deductible for federal income tax purposes and was reduced by $500 following the initial preliminary allocation for cash received from Equilibrium associated with the RNG Acquisition.

The following table presents unaudited pro forma combined financial information as if the aforementioned acquisition had occurred on September 26, 2021, the first day of the Partnership’s 2022 fiscal year:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Revenues	$278,628	$306,326	$1,206,529	$1,277,522
Net income	(5,261)	(4,962)	134,531	176,494

This unaudited pro forma financial information does not include anticipated changes in market approach or synergies expected from operating the acquired facilities under the Partnership’s oversight. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed by September 26, 2021. For the three and nine months ended June 24, 2023, transaction costs directly related to the acquisition included in the pro forma combined results were $354 and $4,695, respectively.

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

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first nine months fiscal 2023, the Operating Partnership purchased four additional secured convertible notes issued by Oberon.

The aforementioned RNG Acquisition, investments and partnerships were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower greenhouse gas (“GHG”) emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their earnings were included in “Other, net” within the condensed consolidated statements of operations.

On May 18, 2023, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Washington for $8,450, including $650 for non-compete consideration, plus working capital acquired. As of June 24, 2023, $7,400 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives for the core propane business. The preliminary purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to EBITDA, as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2023 or in fiscal 2022.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 24, 2023 and September 24, 2022, respectively:

	As of June 24, 2023		As of September 24, 2022
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,345	Other current assets	$18,263
	Other assets	346	Other assets	16,430
		$1,691		$34,693

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$8,338	Other current liabilities	$16,957
	Other liabilities	—	Other liabilities	1,895
		$8,338		$18,852

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 24, 2023		June 25, 2022
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$222	$3,408	$4,626	$451
Beginning balance realized during the period	(132)	(1,611)	(4,626)	(78)
Contracts purchased during the period	—	—	654	2,378
Change in the fair value of outstanding contracts	(90)	863	—	(280)
Ending balance of over-the-counter options	$—	$2,660	$654	$2,471

As of June 24, 2023 and September 24, 2022, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 24, 2023 and June 25, 2022 are as follows:

	Three Months Ended June 24, 2023		Three Months Ended June 25, 2022
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(2,960)	Cost of products sold	$(921)

	Nine Months Ended June 24, 2023		Nine Months Ended June 25, 2022
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(21,167)	Cost of products sold	$(1,442)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 24, 2023			As of September 24, 2022
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$12,965	$(11,274)	$1,691	$117,260	$(82,567)	$34,693
Liability Derivatives
Commodity-related derivatives	$19,612	$(11,274)	$8,338	$101,419	$(82,567)	$18,852

The Partnership had $11,585 and $-0- posted cash collateral as of June 24, 2023 and September 24, 2022, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt, Green Bonds and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. The fair values of the Senior Notes are based upon quoted market prices (a Level 1 input) and the fair value of the Green Bonds is based upon a valuation model (a Level 3 input). Senior Notes, Revolving Credit Facility and Green Bonds are defined below in Note 10 (“Long-Term Borrowings”) and the fair values of the Senior Notes and Green Bonds are as follows:

	As of
	June 24,	September 24,
	2023	2022
5.875% Senior Notes due March 1, 2027	$338,625	$336,375
5.00% Senior Notes due June 1, 2031	555,094	547,625
5.50% Green Bonds due October 1, 2028 through October 1, 2033	65,966	—
	$959,685	$884,000

6.
Selected Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash. Restricted cash consists of amounts deposited in various bank accounts held by a trustee, as required for operating, maintenance and debt service purposes, all of which is stipulated in the loan agreement under the indenture to the Green Bonds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that aggregates to the total shown on the condensed consolidated statements of cash flows:

	As of
	June 24,	September 24,
	2023	2022
Cash and cash equivalents	$10,030	$4,100
Restricted cash included in other current assets	600	—
Restricted cash included in other assets (noncurrent)	8,074	—
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$18,704	$4,100

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 24,	September 24,
	2023	2022
Propane, fuel oil and refined fuels and natural gas	$52,902	$64,240
Appliances	3,639	2,681
	$56,541	$66,921

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 24, 2022
Goodwill	$1,101,085	$10,900	$7,900	$—	$1,119,885
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,101,085	$4,438	$7,900	$—	$1,113,423

Fiscal 2023 Activity
Goodwill acquired (1)	$4,094			$31,259	$35,353

Balance as of June 24, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Other intangible assets consist of the following:

	As of
	June 24,	September 24,
	2023	2022
Customer relationships (1)	$572,347	$526,665
Non-compete agreements (1)	40,840	40,190
Other (1)	7,067	1,967
	620,254	568,822
Less: accumulated amortization
Customer relationships	(499,837)	(492,968)
Non-compete agreements	(34,785)	(34,137)
Other	(2,082)	(1,715)
	(536,704)	(528,820)
	$83,550	$40,002

(1) Reflects the impact of the acquisitions; see Note 4, “Investments in and Acquisitions of Businesses.”

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of June 24, 2023.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Lease expense	$10,558	$10,462	$31,170	$30,848

Other information:
Cash payments for operating leases	10,542	10,519	31,511	31,194
Right-of-use assets obtained in exchange for new operating lease liabilities	2,026	6,354	23,304	31,143
Weighted-average remaining lease term			5.7 years	6.1 years
Weighted-average discount rate			5.6%	4.9%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of June 24, 2023:

Fiscal Year	Operating Leases
2023 (remaining)	$10,052
2024	37,126
2025	32,703
2026	27,259
2027	17,209
2028 and thereafter	32,942
Total future minimum lease payments	$157,291
Less: interest	(24,884)
Total lease obligations	$132,407

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 499,347 and 633,125 units for the nine months ended June 24, 2023 and June 25, 2022, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 24, 2023 and June 25, 2022 does not include unvested Restricted Units (see Note 12) as their effect would be anti-dilutive.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 24,	September 24,
	2023	2022
5.875% Senior Notes due March 1, 2027	350,000	350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $14,211 and $-0-	66,434	—
Revolving Credit Facility, due March 5, 2025	160,000	89,600
Subtotal	1,226,434	1,089,600

Less: unamortized debt issuance costs	(10,985)	(12,271)
	$1,215,449	$1,077,329

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

Credit Agreement. The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $160,000 and $89,600 was outstanding as of June 24, 2023 and September 24, 2022, respectively. On December 28, 2022, the Operating Partnership amended the Credit Agreement to, among other things, modify certain restrictive and affirmative covenants applicable to the Operating Partnership and its subsidiaries to provide for additional investment capacity to allow for future investments by Suburban Renewable Energy and to permit the assumption of debt in connection with the acquisition of the RNG platform from Equilibrium, and replaced the LIBOR component of the borrowing rate with a rate based on SOFR. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of June 24, 2023, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of June 24, 2023, the interest rate for borrowings under the Revolving Credit Facility was approximately 7.52%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 24, 2023, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $42,736 which expire periodically through April 30, 2024.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 24, 2023.

The aggregate amounts of long-term debt maturities subsequent to June 24, 2023 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $160,000; fiscal 2026: $-0-; fiscal 2027: $350,000; and thereafter: $730,645.

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

On July 20, 2023, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2023, payable on August 8, 2023 to holders of record on August 1, 2023.

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

During the nine months ended June 24, 2023, the Partnership awarded 570,727 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,676. The following is a summary of activity for the Restricted Unit Plan for the nine months ended June 24, 2023:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2022	1,516,229	$13.52
Awarded	570,727	13.45
Forfeited	(12,139)	(13.23)
Vested (1)	(683,640)	(14.65)
Outstanding June 24, 2023	1,391,177	$12.94

(1)
During fiscal 2023, the Partnership withheld 171,840 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of June 24, 2023, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $4,532. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 24, 2023 was $1,905 and $6,265, respectively, and $2,813 and $8,422 for the three and nine months ended June 25, 2022, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and nine months ended June 24, 2023 was $940 and $2,494, respectively. As of June 24, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $2,494.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and nine months ended June 24, 2023 was $332 and $1,003, respectively, and $295 and $889 for the three and nine months ended June 25, 2022, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIPs, compensation expense recognized for the three and nine months ended June 24, 2023 was $1,176 and $2,880, respectively, and $2,227 and $5,499 for the three and nine months ended June 25, 2022, respectively. As of June 24, 2023, and September 24, 2022, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,062 and $11,311, respectively, related to estimated future payments under the LTIPs. In the first quarter of fiscal 2023 and 2022, cash payouts totaling $3,129 and $3,985 were made relating to the fiscal 2020 and 2019 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of June 24, 2023 and September 24, 2022, the Partnership had accrued liabilities of $63,060 and $64,065, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,818 and $15,710 as of June 24, 2023 and September 24, 2022, respectively.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $37,481 as of June 24, 2023. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 24, 2023 and September 24, 2022.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Interest cost	$827	$559	$2,480	$1,678
Expected return on plan assets	(339)	(353)	(1,016)	(1,061)
Amortization of net loss	482	598	1,445	1,797
Pension settlement charge	—	634	—	634
Net periodic benefit cost	$970	$1,438	$2,909	$3,048

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Interest cost	$41	$20	$124	$60
Amortization of prior service credits	(124)	(124)	(373)	(373)
Amortization of net (gain)	(194)	(181)	(581)	(543)
Net periodic benefit cost	$(277)	$(285)	$(830)	$(856)

The Partnership expects to voluntarily contribute approximately $4,000 to the defined benefit pension plan during fiscal 2023, of which $3,000 was contributed during the nine months ended June 24, 2023. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2023 is $627, of which $329 was contributed during the nine months ended June 24, 2023. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of June 24, 2023 and September 24, 2022, the Partnership’s estimated obligation to these MEPPs was $21,675 and $22,496, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 24, 2023 and June 25, 2022:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Pension Benefits
Balance, beginning of period	$(16,834)	$(22,104)	$(17,797)	$(23,303)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	—	634	—	634
Amortization of net loss (1)	482	598	1,445	1,797
Other comprehensive income	482	1,232	1,445	2,431
Balance, end of period	$(16,352)	$(20,872)	$(16,352)	$(20,872)

Postretirement Benefits
Balance, beginning of period	$4,565	$5,108	$5,201	$5,719
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(318)	(305)	(954)	(916)
Other comprehensive loss	(318)	(305)	(954)	(916)
Balance, end of period	$4,247	$4,803	$4,247	$4,803

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(12,269)	$(16,996)	$(12,596)	$(17,584)
Reclassifications to earnings	164	293	491	881
Recognition of net actuarial loss for pension settlement	—	634	—	634
Other comprehensive income	164	927	491	1,515
Balance, end of period	$(12,105)	$(16,069)	$(12,105)	$(16,069)

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Revenues:
Propane	$241,485	$260,634	$1,040,978	$1,108,572
Fuel oil and refined fuels	14,086	19,274	82,353	83,741
Natural gas and electricity	4,926	7,547	25,472	31,165
All other	18,131	12,877	53,796	40,356
Total revenues	$278,628	$300,332	$1,202,599	$1,263,834

Operating income (loss):
Propane	$52,170	$52,178	$303,537	$340,139
Fuel oil and refined fuels	(12)	(308)	8,417	8,571
Natural gas and electricity	1,029	792	5,259	5,912
All other	(7,507)	(5,998)	(23,369)	(16,790)
Corporate	(30,814)	(31,893)	(90,984)	(93,844)
Total operating income	14,866	14,771	202,860	243,988

Reconciliation to net (loss) income:
Interest expense, net	18,733	15,004	54,598	45,557
Other, net	1,150	2,031	3,231	4,395
Provision for income taxes	244	271	421	171
Net (loss) income	$(5,261)	$(2,535)	$144,610	$193,865

Depreciation and amortization:
Propane	$11,756	$12,054	$34,977	$37,552
Fuel oil and refined fuels	405	420	1,233	1,276
Natural gas and electricity	—	6	3	16
All other	2,097	45	5,052	135
Corporate	1,279	1,484	4,115	5,377
Total depreciation and amortization	$15,537	$14,009	$45,380	$44,356

	As of
	June 24,	September 24,
	2023	2022
Assets:
Propane	$1,929,477	$1,957,257
Fuel oil and refined fuels	47,422	49,683
Natural gas and electricity	11,057	12,504
All other	243,497	47,853
Corporate	48,972	36,429
Total assets	$2,280,425	$2,103,726

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 24, 2023, seen from our perspective. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of June 2023 were 79.5 million barrels, which was 47.2% higher than June 2022 levels and 18.2% higher than the five-year average for June. These higher inventory levels contributed to declines in average posted propane prices (basis Mont Belvieu, Texas) of 45.9% compared to the prior year third quarter.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the retail natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings. Historically, approximately two‑thirds of our retail propane volume is sold during the nine-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to holders of our Common Units in the fourth quarter and the following fiscal year first quarter.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our businesses, we typically experience a net loss in the third quarter of our fiscal year. Net loss for the third quarter of fiscal 2023 was $5.3 million, or $0.08 per Common Unit, compared to a net loss of $2.5 million, or $0.04 per Common Unit, in the fiscal 2022 third quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted

EBITDA, as defined and reconciled below) increased $3.8 million, or 13.2%, to $33.0 million for the third quarter of fiscal 2023, compared to $29.2 million in the prior year.

Retail propane gallons sold in the third quarter of fiscal 2023 of 78.5 million gallons increased 3.9% compared to the prior year, primarily due to the favorable impact of cooler spring temperatures in the West and certain portions of our Northeast operations. Average temperatures (as measured by heating degree days) across all of our service territories during the third quarter of fiscal 2023 were 4% warmer than normal, and comparable to the prior year third quarter.

Average propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2023 decreased 45.9% compared to the prior year. Total gross margin for the third quarter of fiscal 2023 was $168.2 million, compared to $159.4 million in the prior year. Gross margin for the third quarter of fiscal 2023 included a $3.0 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.9 million unrealized loss in the prior year. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the unrealized mark-to-market adjustments, total gross margin for the third quarter of fiscal 2023 increased $10.8 million, or 6.7%, compared to the prior year, primarily due to higher volumes sold.

Combined operating and general and administrative expenses of $137.8 million for the third quarter of fiscal 2023 increased $7.2 million, or 5.5%, compared to the prior year, primarily due to higher variable operating costs in support of the increase in propane volumes sold, the impact of inflation on payroll, vehicle lease and repair costs, as well as the operating costs associated with the RNG assets acquired in December 2022.

During the third quarter of fiscal 2023, we utilized cash flows from operating activities to acquire a retail propane business on the west coast, fund capital projects within our RNG platform and make additional investments in Oberon Fuels, all in support of our long-term strategic goals, and repaid $20.5 million in borrowings under the revolving credit facility. As a result of the increase in earnings, as well as the debt repayment during the third quarter of fiscal 2023, the Consolidated Leverage Ratio, as defined in our credit agreement, for the trailing twelve-month period ended June 24, 2023 improved to 4.36x from 4.43x for the trailing twelve-month period ended March 25, 2023.

As previously announced on July 20, 2023, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended June 24, 2023. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on August 8, 2023 to Common Unitholders of record as of August 1, 2023.

Our anticipated cash requirements for the remainder of fiscal 2023 include: (i) maintenance and growth capital expenditures of approximately $3.9 million and $13.3 million, respectively; (ii) interest and income tax payments of approximately $17.8 million; and (iii) cash distributions of approximately $20.6 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

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

Three Months Ended June 24, 2023 Compared to Three Months Ended June 25, 2022

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 24,	June 25,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenues
Propane	$241,485	$260,634	$(19,149)	(7.3)%
Fuel oil and refined fuels	14,086	19,274	(5,188)	(26.9)%
Natural gas and electricity	4,926	7,547	(2,621)	(34.7)%
All other	18,131	12,877	5,254	40.8%
Total revenues	$278,628	$300,332	$(21,704)	(7.2)%
Retail gallons sold
Propane	78,474	75,510	2,964	3.9%
Fuel oil and refined fuels	3,354	3,629	(275)	(7.6)%

As discussed above, average temperatures (as measured by heating degree days) across all of our service territories during the third quarter of fiscal 2023 were 4% warmer than normal and flat to the prior year third quarter. Following an exceptionally warm winter, we experienced cooler spring temperatures in much of our territories in the West and certain portions of the Northeast that contributed to an increase in heat-related demand.

Revenues from the distribution of propane and related activities of $241.5 million decreased $19.1 million, or 7.3%, compared to the prior year, primarily due to lower average retail selling prices compared to the prior year, offset to an extent by higher volumes sold. Average propane selling prices decreased 8.7% compared to the prior year, reflecting lower average wholesale costs, resulting in a $22.8 million decrease in revenues. Retail propane gallons sold increased 3.0 million gallons, or 3.9%, compared to the prior year, primarily due to the impact of cooler weather on heat-related demand, resulting in a $9.9 million increase in revenues. Included within the propane segment are revenues from other propane activities, which decreased $6.2 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $14.1 million were $5.2 million, or 26.9%, lower than the prior year, primarily due to lower average retail selling prices and a decrease in volumes sold. Average fuel oil and refined fuels selling prices decreased 21.2% compared to the prior year, resulting in a $3.8 million decrease in revenues. Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 7.6%, resulting in a $1.4 million decrease in revenues.

Revenues in our natural gas and electricity segment of $4.9 million were $2.6 million, or 34.7%, lower than the prior year, primarily due to lower usage resulting from a lower customer base, along with lower natural gas average selling prices.

Revenues in our all other segment of $18.1 million were $5.3 million, or 40.8%, higher than the prior year, primarily due to the impact of the RNG Acquisition. Revenues from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charged to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2023	2022	(Decrease)	(Decrease)
Cost of products sold
Propane	$94,584	$117,394	$(22,810)	(19.4)%
Fuel oil and refined fuels	9,815	14,327	(4,512)	(31.5)%
Natural gas and electricity	2,469	5,348	(2,879)	(53.8)%
All other	3,578	3,861	(283)	(7.3)%
Total cost of products sold	$110,446	$140,930	$(30,484)	(21.6)%
As a percent of total revenues	39.6%	46.9%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 45.9% and 39.4% lower than the prior year third quarter, respectively. The net change in the fair value of derivative instruments resulted in a $3.0 million unrealized non-cash loss in the third quarter of fiscal 2023, compared to a $0.9 million unrealized non-cash loss in the prior year third quarter, resulting in a net increase of $2.1 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $94.6 million decreased $22.8 million, or 19.4%, compared to the prior year third quarter. Lower average wholesale costs contributed to a decrease in cost of products sold of $26.5 million, offset to an extent by a $4.8 million increase in costs resulting from higher volumes sold. Included within the propane segment are costs from other propane activities, which decreased $3.2 million compared to the prior year, as well as the net increase of $2.1 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $9.8 million decreased $4.5 million, or 31.5%, compared to the prior year third quarter. Lower average wholesale costs and volumes sold led to decreases of $3.4 million and $1.1 million, respectively.

Cost of products sold in our natural gas and electricity segment of $2.5 million decreased $2.9 million, or 53.8%, compared to the prior year primarily due to lower usage and lower natural gas wholesale costs.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
Operating expenses	$116,637	$109,081	$7,556	6.9%
As a percent of total revenues	41.9%	36.3%

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

Operating expenses of $116.6 million for the third quarter of fiscal 2023 increased $7.6 million, or 6.9%, compared to the prior year third quarter, primarily due to higher variable operating costs in support of the increase in volumes sold, the impact of inflation on payroll, vehicle lease and repair costs, as well as the operating costs associated with our new RNG production facilities.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses	$21,142	$21,541	$(399)	(1.9)%
As a percent of total revenues	7.6%	7.2%

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

General and administrative expenses of $21.1 million for the third quarter of fiscal 2023 decreased $0.4 million, or 1.9%, compared to the prior year third quarter, primarily due to lower variable compensation expense, offset to an extent by higher professional fees and expenses related to the RNG Acquisition, as well as other inflationary increases.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
Depreciation and amortization	$15,537	$14,009	$1,528	10.9%
As a percent of total revenues	5.6%	4.7%

Depreciation and amortization expense of $15.5 million for the third quarter of fiscal 2023 increased $1.5 million, or 10.9%, compared to the prior year third quarter, primarily as a result of the tangible and intangible assets from the RNG Acquisition.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
Interest expense, net	$18,733	$15,004	$3,729	24.9%
As a percent of total revenues	6.7%	5.0%

Net interest expense of $18.7 million for the third quarter of fiscal 2023 increased $3.7 million, or 24.9%, compared to the prior year third quarter, due to a higher level of average outstanding borrowings under our Revolving Credit Facility to fund the RNG Acquisition in the second quarter, coupled with higher benchmark interest rates for borrowings under that facility, as well as the impact of the $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 24,	June 25,
	2023	2022
Net loss	$(5,261)	$(2,535)
Add:
Provision for income taxes	244	271
Interest expense, net	18,733	15,004
Depreciation and amortization	15,537	14,009
EBITDA	29,253	26,749
Unrealized non-cash losses on changes in fair value of derivatives	2,960	921
Equity in earnings of unconsolidated affiliates	457	877
Pension settlement charge	—	634
Acquisition-related costs	354	—
Adjusted EBITDA	$33,024	$29,181

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

Nine Months Ended June 24, 2023 Compared to Nine Months Ended June 25, 2022

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 24,	June 25,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenues
Propane	$1,040,978	$1,108,572	$(67,594)	(6.1)%
Fuel oil and refined fuels	82,353	83,741	(1,388)	(1.7)%
Natural gas and electricity	25,472	31,165	(5,693)	(18.3)%
All other	53,796	40,356	13,440	33.3%
Total revenues	$1,202,599	$1,263,834	$(61,235)	(4.8)%
Retail gallons sold
Propane	331,387	339,954	(8,567)	(2.5)%
Fuel oil and refined fuels	16,659	20,478	(3,819)	(18.6)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2023 were 8% warmer than normal and 2% cooler than the corresponding prior year period. However, the fiscal 2023 heating season was characterized by exceptionally warm temperatures throughout our East and Midwest service territories, particularly during the most critical months for heat-related demand, while our service territories in the West generally experienced cooler weather throughout the heating season that extended into the third quarter. For the critical heating months of January and February, overall average temperatures were 16% warmer than normal and 11% warmer than the same period last year, and were on par for the warmest on record for that two-month period. The unseasonably warm and inconsistent weather pattern during much of fiscal 2023 adversely impacted heat-related demand.

Revenues from the distribution of propane and related activities of $1,041.0 million decreased $67.6 million, or 6.1%, compared to the prior year period, primarily due to lower average retail selling prices and lower volumes sold. Average propane selling prices decreased 3.0% compared to the prior year period, reflecting lower average wholesale costs, resulting in a $31.8 million decrease in revenues. Retail propane gallons sold decreased 8.6 million gallons, or 2.5%, compared to the prior year, resulting in a $27.5 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which decreased $8.3 million primarily due to the impact of lower selling prices on hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $82.4 million decreased $1.4 million, or 1.7%, compared to the prior year period, primarily due to lower volumes sold, partially offset by higher average selling prices. Fuel oil and refined fuels volumes sold decreased 3.8 million gallons, or 18.6%, resulting in a $15.5 million decrease in revenues. Average selling prices for fuel oil and refined fuels increased 20.5%, resulting in a $14.1 million increase in revenues.

Revenues in our natural gas and electricity segment of $25.5 million were $5.7 million, or 18.3%, lower than the prior year period, resulting from lower volumes sold, primarily due to the impact of warmer temperatures in its operating territories on customer demand and a lower customer base.

Revenues in our all other segment of $53.8 million were $13.4 million, or 33.3%, higher than in the corresponding prior year period, primarily due to the impact of the RNG Acquisition in December 2022. Revenue from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charges to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2023	2022	(Decrease)	(Decrease)
Cost of products sold
Propane	$439,278	$484,524	$(45,246)	(9.3)%
Fuel oil and refined fuels	58,218	59,196	(978)	(1.7)%
Natural gas and electricity	15,596	20,818	(5,222)	(25.1)%
All other	11,615	11,761	(146)	(1.2)%
Total cost of products sold	$524,707	$576,299	$(51,592)	(9.0)%
As a percent of total revenues	43.6%	45.6%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 39.7% and 5.5% lower than the prior year period, respectively. The net change in the fair value of derivative instruments resulted in unrealized non-cash losses of $21.2 million and $1.4 million in the first nine months of fiscal 2023 and 2022, respectively, resulting in an increase of $19.8 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $439.3 million decreased $45.2 million, or 9.3%, compared to the prior year. Lower average wholesale costs and lower volumes sold contributed to a $55.9 million and $13.3 million decrease, respectively, in cost of products sold compared to the prior year. Included within the propane segment are costs from other propane activities which increased $4.2 million compared to the prior year due to the physical settlement of hedging agreements with inventory coming into the year which carried a higher weighted average cost, coupled with the net increase in cost of products sold of $19.8 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $58.2 million decreased $1.0 million, or 1.7%, compared to the prior year period. Lower volumes sold contributed to an $11.0 million decrease in cost of products sold, which was substantially offset by an increase in cost of products sold of $10.0 million resulting from higher average wholesale costs.

Cost of products sold in our natural gas and electricity segment of $15.6 million decreased $5.2 million, or 25.1%, compared to the prior year, primarily due to lower usage, coupled with lower wholesale costs.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
Operating expenses	$359,798	$334,229	$25,569	7.7%
As a percent of total revenues	29.9%	26.4%

Operating expenses of $359.8 million for the first nine months of fiscal 2023 increased $25.6 million, or 7.7%, compared to the prior year period, primarily due to higher payroll costs, higher vehicle lease and fuel costs, higher insurance costs, the operating costs associated with our new RNG production facilities and other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
General and administrative expenses	$69,854	$64,962	$4,892	7.5%
As a percent of total revenues	5.8%	5.1%

General and administrative expenses of $69.9 million for the first nine months of fiscal 2023 increased $4.9 million, or 7.5%, compared to the prior year period, primarily due to professional fees and expenses of $4.7 million related to the RNG Acquisition, as well as other inflationary increases, offset to an extent by a decrease in variable compensation expenses given the lower earnings for the current period.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
Depreciation and amortization	$45,380	$44,356	$1,024	2.3%
As a percent of total revenues	3.8%	3.5%

Depreciation and amortization expense of $45.4 million increased $1.0 million, or 2.3%, primarily as a result of depreciation and amortization from the tangible and intangible assets from the RNG Acquisition, partially offset by accelerated depreciation recorded in the prior year on certain assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,		Percent
	2023	2022	Increase	Increase
Interest expense, net	$54,598	$45,557	$9,041	19.8%
As a percent of total revenues	4.5%	3.6%

Net interest expense of $54.6 million in the first nine months of fiscal 2023 increased $9.0 million compared to the prior year period, primarily due to the impact of higher benchmark interest rates for borrowings under our Revolving Credit Facility and a higher average level of outstanding borrowings under that facility to fund the RNG Acquisition, as well as the impact of $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 24,	June 25,
	2023	2022
Net income	$144,610	$193,865
Add:
Provision for income taxes	421	171
Interest expense, net	54,598	45,557
Depreciation and amortization	45,380	44,356
EBITDA	245,009	283,949
Unrealized non-cash losses on changes in fair value of derivatives	21,167	1,442
Equity in earnings of unconsolidated affiliates	1,152	2,202
Pension settlement charge	—	634
Acquisition-related costs	4,695	—
Adjusted EBITDA	$272,023	$288,227

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2023 of $167.4 million decreased $3.7 million compared to the corresponding prior year period, primarily due to lower earnings, offset to an extent by lower working capital needs resulting from the decline in propane commodity prices.

Investing Activities. Net cash used in investing activities of $157.1 million for the first nine months of fiscal 2023 consisted of the RNG Acquisition (net of cash acquired) of $108.3 million, capital expenditures of $33.4 million (including approximately $17.3 million to support the growth of operations and $16.1 million for maintenance expenditures), $7.5 million used to fund the acquisition of certain assets of a retail propane business, a $3.0 million investment in a privately held start-up entity (plus direct transactions costs) and additional investments in Oberon, partially offset by approximately $3.2 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash provided by financing activities of $4.3 million for the first nine months of fiscal 2023 reflected $70.4 million in net borrowings under our Revolving Credit Facility, which were used to fund the acquisition and investments noted above, and $61.7 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and first and second quarters of fiscal 2023 and other financing activities of $4.4 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 24, 2023, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $160.0 million outstanding under our $500.0 million senior secured Revolving Credit Facility provided by our credit agreement. On December 28, 2022, we amended the credit agreement to modify certain restrictive and affirmative covenants set forth in the credit agreement and replace the LIBOR component of the borrowing rate with a rate based on SOFR. Total long-term borrowings as of June 24, 2023 and June 25, 2022 was $1,240.6 million and $1,091.4 million, respectively. See Item 1, Note 10 of this Quarterly Report.

Based upon our Consolidated EBITDA, as defined in the Credit Agreement, for the trailing twelve-month period ended June 24, 2023, and outstanding borrowings and letters of credits issued under the Revolving Credit Facility as of June 24, 2023, our borrowing capacity under the Revolving Credit Facility was $297.3 million.

The aggregate amounts of long-term debt maturities subsequent to June 24, 2023 are as follows: fiscal 2023: $-0-; fiscal 2024: $-0-; fiscal 2025: $160.0 million; fiscal 2026: $-0-; fiscal 2027: $350.0 million; and thereafter: $730.6 million.

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

On July 20, 2023, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the third quarter of fiscal 2023, payable on August 8, 2023 to holders of record on August 1, 2023.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At June 24, 2023, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $19.2 million and $5.3 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 24, 2023, we had accrued insurance liabilities of $63.1 million, and a receivable of $15.8 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 24, 2023, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of June 24, 2023.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 24, 2023 indicates an increase in potential future net losses of $4.3 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 24, 2023. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 24, 2023, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

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

Other than as set forth above, there have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 24, 2023 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.

August 3, 2023	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

August 3, 2023	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President and Controller