Form 10-K
period 2023-09-30
SUBURBAN PROPANE PARTNERS LP
filed 2023-11-22
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2023

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value as of March 24, 2023 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($14.84 per unit), was approximately $942,193,000. As of November 20, 2023, there were 64,015,004 Common Units of Suburban Propane Partners, L.P. outstanding.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 144

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions, project developments, and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “could,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties that could impact the Partnership’s results include, but are not limited to, the following:

•
The impact of weather conditions on the demand for propane, renewable propane, fuel oil and other refined fuels, natural gas, renewable natural gas (“RNG”) and electricity;
•
The impact of climate change and potential climate change legislation on the Partnership and demand for propane, fuel oil and other refined fuels, natural gas, RNG and electricity;
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
•
The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, including hostilities in the Middle East, Russian military action in Ukraine, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters;
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
•
The impact of customer conservation, energy efficiency, general economic conditions and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas, RNG and electricity;
•
The ability of management to continue to control expenses and manage inflationary increases in fuel, labor and other operating costs;
•
Risks related to the Partnership’s renewable fuel projects and investments, including the willingness of customers to purchase fuels generated by the projects, the permitting, financing, construction, development and operation of supporting facilities, the Partnership’s ability to generate a sufficient return on its renewable fuel projects, the Partnership’s dependence on third-party partners to help manage and operate renewable fuel investment projects, and increased regulation and dependence on government funding for commercial viability of renewable fuel investment projects;
•
The generation and monetization of environmental attributes produced by the Partnership’s renewable fuel projects, changes to legislation and/or regulations concerning the generation and monetization of environmental attributes and pricing volatility in the open markets where environmental attributes are traded;
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
•
The impact of operating hazards that could adversely affect the Partnership’s reputation and its operating results to the extent not covered by insurance;
•
The Partnership’s ability to make strategic acquisitions, successfully integrate them and realize the expected benefits of those acquisitions;
•
The ability of the Partnership and any third-party service providers on which it may rely for support or services to continue to combat cybersecurity threats to their respective and shared networks and information technology;
•
Risks relating to the Partnership’s plans to diversify its business;
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

PART I

ITEM 1. BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and production of and investor in low-carbon fuel alternatives. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2023, that we are the third-largest retail marketer of propane in the United States, measured by retail gallons sold in calendar year 2022. As of September 30, 2023, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 42 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. We sold approximately 396.4 million gallons of propane and 19.1 million gallons of fuel oil and refined fuels to retail customers during the year ended September 30, 2023. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership, which operates our propane business and assets (the “Operating Partnership”), and its direct and indirect subsidiaries. Our general partner, and the general partner of our Operating Partnership, is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company whose sole member is the Chief Executive Officer of the Partnership. Since October 19, 2006, the General Partner has no economic interest in either the Partnership or the Operating Partnership (which means that the General Partner is not entitled to any cash distributions of either partnership, nor to any cash payment upon the liquidation of either partnership, nor any other economic rights in either partnership) other than as a holder of 784 Common Units of the Partnership. Additionally, under the Third Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) of the Partnership, there are no incentive distribution rights for the benefit of the General Partner. The Partnership owns (directly and indirectly) all of the limited partner interests in the Operating Partnership. The Common Units represent 100% of the limited partner interests in the Partnership.

Direct and indirect subsidiaries of the Operating Partnership include Suburban Heating Oil Partners, LLC, which owns and operates the assets of our fuel oil and refined fuels business; Agway Energy Services, LLC, which owns and operates the assets of our natural gas and electricity business; Suburban Sales and Service, Inc., which conducts a portion of our service work and appliance and parts business; and Suburban Renewable Energy, LLC (“Suburban Renewable Energy”), which serves as the platform for our investments in innovative renewable energy technologies and businesses. Our fuel oil and refined fuels, natural gas and electricity, services and renewable energy businesses are structured as either limited liability companies that are treated as corporations or corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. In addition, the parties formed a partnership to serve as a long-term growth platform for the identification, development and operation of additional RNG projects, including an existing pipeline of identified RNG projects that are in various stages of evaluation (the “RNG Acquisition”). The RNG platform includes the following: (1) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline; (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for sale; (3) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium; and (4) the creation of a joint venture to invest in and develop approximately $155.0 million of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded.

During fiscal 2022, Suburban Renewable Energy acquired a 25% equity interest in Independence Hydrogen, Inc. (“IH”), a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. Also in fiscal 2022, Suburban Renewable Energy entered into an agreement to construct, own and operate a new biodigester system with Adirondack Farms, a family dairy farm located in Clinton County, New York (“Adirondack Farms”) for the production of RNG. Construction of the assets began during fiscal 2023, and is expected to be completed by the end of the 2024 calendar year.

During fiscal 2020, our Operating Partnership acquired a 38% equity interest in Oberon Fuels, Inc. (“Oberon”), which is a development-stage producer of low carbon renewable dimethyl ether (“rDME”) transportation fuel. Oberon is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process.

Oberon’s rDME fuel is a low carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity (“CI”) of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell industry.

Suburban Energy Finance Corp., a direct 100%-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s senior notes. Suburban Energy Finance Corp. has no assets and conducts no business operations.

In this Annual Report, unless otherwise indicated, the terms “Partnership,” “Suburban,” “we,” “us” and “our” are used to refer to Suburban Propane Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The Partnership and the Operating Partnership commenced operations in March 1996 in connection with the Partnership’s initial public offering of Common Units.

We currently file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K with the SEC. You may read and print copies of any materials that we file with the SEC on the SEC’s EDGAR database at www.sec.gov.

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 30, 2023, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Strategic Investments in the Continued Build Out of Our Renewable Energy Platform. The economy-wide energy transition to a low-carbon world offers an opportunity for us to realize top-line organic growth through advancing the significant air quality and climate benefits of traditional propane, and through continued investments in the next generation of even cleaner and lower CI renewable energy products. This dual approach has driven our engagement in particularly hard to abate segments, including heavy duty transportation and rural heating and cooking. Through our RNG Acquisition, strategic investments in Oberon and IH, our collaboration with Adirondack Farms, and collaborations with key participants in the renewable energy sector, we have begun to develop an interconnected portfolio of renewable energy assets that are focused on the distribution of renewable fuels, including hydrogen and RNG. These investments and partnerships allow us to leverage our logistics expertise as local distributors of energy, support the country’s clean energy transition, and helps position the company for long-term growth and sustainability. As a company with a 95-year legacy of being a trusted and reliable provider of energy and exceptional customer service, our goal is to lead the propane industry in the transition to a renewable energy future that provides value to our customers, Unitholders, employees, and the communities we serve in a way that ensures that we can thrive in a carbon constrained world for the next 95 years and beyond.

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
•
SuburbanCares: our devotion to the safety, well-being and career development of our people, and our philanthropic activities to be a critical positive contributor in the local communities we serve and in our national partnership with the American Red Cross; and
•
Suburban Commitment to Excellence: our value proposition for our customers, employees and the communities we serve and, in particular, the reliability, dependability and flexibility in our commitment to excellence in safety and customer service.

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

Product Distribution and Marketing

We distribute propane and renewable propane through a nationwide retail distribution network consisting of approximately 700 locations in 42 states as of September 30, 2023. Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. As of September 30, 2023, we serviced approximately 962,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Approximately 60% of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through proprietary technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service heating and cooking appliances to customers who purchase propane from us and, at some locations, sell propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale. Approximately 96% of the propane gallons sold by us in fiscal 2023 were to retail customers: 42% of those propane gallons to residential customers, 38% to commercial customers, 10% to industrial customers, 6% to government customers and 4% to agricultural customers. The balance of approximately 4% of the propane gallons sold by us in fiscal 2023 were for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2023.

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

Supply

Our propane supply is purchased from approximately 45 wholesalers at approximately 145 supply points located throughout the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2024. During fiscal 2023, Crestwood Equity Partners L.P. (“Crestwood”) and Targa Liquids Marketing and Trade LLC (“Targa”) provided approximately 30% and 16% of our total propane purchases, respectively. No other single supplier accounted for 10% or more of our propane purchases in fiscal 2023. The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Crestwood or Targa were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 86% of our total propane purchases were from domestic suppliers and 100% came from North America in fiscal 2023.

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

We own and operate a large propane storage facility in Elk Grove, California. We also operate smaller storage facilities in other locations throughout the United States and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 30, 2023, the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the U.S. Census Bureau’s 2022 American Community Survey, propane ranks as the third most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2021 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in December 2022, and LP/Gas Magazine dated February 2022, the ten largest retailers, including us, account for approximately 34% of total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors at any point in time.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 30,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2023 amounted to 19.1 million gallons. Approximately 65% of the fuel oil and refined fuels gallons sold by us in fiscal 2023 were to residential customers, principally for home heating, 7% were to commercial customers, and 7% to other users. Sales of diesel and gasoline accounted for the remaining 21% of total volumes sold in this segment during fiscal 2023. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 50% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through proprietary technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service heating equipment to customers who purchase fuel oil from us.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil and refined fuels revenues during fiscal 2023.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities that we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery, plus or minus a differential for transportation and volume discounts. We purchase fuel oil from approximately 20 suppliers at approximately 45 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2024.

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

We serve approximately 31,000 natural gas and electricity customers in New York, Pennsylvania and Maryland. AES’s customer base has been adversely impacted by several state regulations that make some customers ineligible to shop in the deregulated energy market, require that certain customers be returned to default utility service, as well as other restrictions on how prospective customers can be contacted. Specifically, an Order from the New York Public Service Commission (“NY PSC”) regarding low-income consumers went into effect in 2018 and requires that all energy service companies (“ESCOs”) stop serving certain low-income consumers. Similar orders also went into effect in Pennsylvania in 2019 and Maryland in 2023. In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”). AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings. In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue. While AES is exempt from the restrictive pricing measures of the order, it is still subject to rules that restrict marketing to prospective customers. Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic. Under New York law, telemarketers are prevented from making cold sales calls during states of emergency. As a result, AES halted cold call telemarketing activities in New York in March 2020. While the New York State of Emergency Order for COVID-19 ended in June 2021, other states of emergency were issued in NY and remain in effect. AES has adjusted its marketing programs accordingly.

During fiscal 2023, we sold approximately 1.3 million dekatherms of natural gas and 151.6 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing, direct mail initiatives, and digital marketing campaigns. Most local utility companies that AES is actively marketing have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as supply charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no receivables risk to AES.

Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers. Wholesale pricing under annual natural gas supply contracts is based on posted market prices at the time of delivery, and some contracts include a pricing formula that typically is based on prevailing market prices. Our electricity requirements are purchased through the New York Independent System Operator (“NYISO”) and PJM Interconnection (“PJM”). Other requirements, such as renewable energy credits, are purchased through supply agreements, or on the open market. Electricity pricing under the NYISO and PJM agreements are based on local market indices at the time of delivery. Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

All Other

We sell, install and service various types of whole-house heating products, air cleaners, humidifiers and space heaters to the customers of our propane and fuel oil businesses. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business is primarily with small, local heating and ventilation providers and contractors, as well as, to a lesser extent, other regional service providers. The focus of our ongoing service offerings are in support of the service needs of our existing customer base within our propane and refined fuels business segments. Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities. Our platform of RNG businesses and the equity investment in IH are included within “all other”.

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

Trademarks and Tradenames

We rely primarily on a combination of trademark, patent, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane,” and “Agway Energy Services” and related marks or designs incorporating such related logos such as “Go Green with Suburban Propane,” “SuburbanCares” and “Energy Guard.” All of the trademarks and tradenames used by Suburban Propane and Agway Energy Services are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office. We regard our trademarks, patents, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental, Health and Safety Matters

Our operations are subject to numerous federal, state and local environmental, health and safety laws and regulations. Generally, these laws and regulations impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials and solid and hazardous wastes, which may require the investigation, assessment, cleanup, or monitoring of, or compensation for, environmental impacts, including natural resource damages. Notably, these laws include the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); Resource Conservation and Recovery Act (“RCRA”); Clean Air Act; Clean Water Act; National Environmental Policy Act, and their implementing regulations, as well as comparable state laws and regulations. Additionally, there are environmental laws and regulations specific to the sale of electricity and natural gas in the retail energy market by AES. Under the various laws and regulations to which we are subject, we must maintain various permits and comply with various monitoring and reporting requirements.

We own real property at locations where hazardous materials may be or may have been present as a result of prior activities. We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with above ground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. As of September 30, 2023, we had accrued environmental liabilities of $1.7 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

With respect to the transportation of propane, distillates and gasoline by truck, we are subject to laws and regulations that cover the transportation of hazardous materials and are administered, respectively, by the Federal Motor Carrier Safety Administration and the Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation (“DOT”), or comparable state agencies. We conduct ongoing training programs to help ensure that our operations comply with these and other applicable safety laws and regulations. We maintain various permits that are necessary to operate our equipment and facilities, some of which may be material to our operations. In compliance with the DOT’s pipeline safety regulations for “jurisdictional” propane systems that serve multiple customers, we provide training and written instruction for our employees, provide customers with periodic public awareness notices and safety information, have established written procedures to minimize the hazards resulting from gas pipeline emergencies and keep records of inspections.

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting. We believe that our operations comply, in all material respects, with applicable worker health and safety standards. We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”). The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure. We have a number of facilities registered with the DHS, now referred to as the “Cybersecurity and Infrastructure Security Agency” or “CISA”.

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

In 2009, the U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the EPA has implemented regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated entities. In 2009, the EPA also adopted the Greenhouse Gas Reporting Rule that requires reporting of greenhouse gas data and other relevant information from large GHG emission sources, fuel and industrial gas suppliers, and CO2 injection sites in the United States. While the Partnership is not a regulated entity and propane is not a greenhouse gas, these regulations impact both our core business, as well as the retail sale of electricity and natural gas by AES.

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

Nonetheless, current EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in GHG emissions. Changes in the White House and EPA administration may result in changes to the EPA’s prioritization of climate change mitigation. The EPA is also prioritizing environmental justice issues, which may impact how the agency addresses environmental and climate change matters. We cannot predict the impact of future changes to the EPA’s prioritization of climate change mitigation or the impact of future GHG legislation or regulations on our business, financial conditions or operations in the future.

Regardless of what happens at the federal level, numerous states and municipalities have begun to adopt laws and policies to regulate and reduce GHG emissions. These regulatory actions could require us to incur increased expenses or lost revenue. We cannot predict when, or in what form, additional climate change laws and regulations will be enacted, and what effect such laws and regulations may have on our business, financial condition or operations in the future. These current and prospective local, state, and federal laws and regulations have sparked a shift in our industry toward the next generation of clean energy. We are an industry leader in this regard by making strategic investments so we can be positioned to have an adequate clean energy supply as these laws and regulations become operative or require deeper emission reductions. For example, we have taken a 38% equity stake in Oberon, a producer of low carbon rDME transportation fuel, a 25% equity stake in IH, a veteran-owned and operated start-up company developing a low CI gaseous hydrogen ecosystem, acquired anaerobic digester facilities in Columbus, Ohio and Stanfield, Arizona through the RNG Acquisition that produce or will be producing RNG and we entered into an agreement to produce RNG at Adirondack Farms. We have also executed agreements to purchase and distribute renewable propane, which offers a low CI alternative to traditional propane, gasoline or diesel. We are committed to increasing the availability of blends of traditional propane with rDME and/or renewable propane, renewable propane, hydrogen, and RNG in the coming years.

Our investments in Oberon and IH, as well as our anaerobic digesters, are expected to result in the production of rDME, hydrogen, and RNG, respectively, all of which, along with renewable propane, are products that present an opportunity to generate environmental attributes. The monetization of these environmental attributes occurs under several state and federal programs. At the federal level those programs include: the renewable fuel standard program (“RFS”), which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007, and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) that was signed into law in 2022. The RFS mandates the use of renewable fuel in the transportation fuel sector, while the Inflation Reduction Act includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low CI energy. At the state level, transportation fuel programs include: the California Low Carbon Fuel Standard (“CA LCFS”), the Oregon Clean Fuels Program (“OR CFP”), and the Washington Clean Fuel Standard (“WA CFS”). These states also have GHG reduction programs: the California Cap-and-Trade Program; the Oregon Climate Protection Program; and the Washington Cap-and-Invest Program.

The RFS is administered by the EPA and requires the production and use of specific volumes with the goal of: increasing energy security by reducing dependence on foreign oil, establishing domestic biofuel industries, and improving environmental quality by reducing GHG emissions. The RFS seeks to achieve these goals by mandating that transportation fuels contain a minimum volume of renewable fuel. To enforce compliance, the EPA uses a credit system based on a biofuel’s renewable identification number (“RIN”). The amount of RIN credits (“RINs”) generated by each biofuel depends on the process and feedstock used to create the specific biofuel. There is a market for RINs and as we produce RFS-compliant biofuel we expect to generate RINs, which can be sold in the open market. Crop-based renewable fuel has the largest market-share, resulting in all RIN values being subjected to some extent or another to global agricultural commodity prices as well as the gasoline and diesel markets.

The Inflation Reduction Act is administered by multiple federal agencies including the EPA, U.S. Department of Energy (“DOE”) and the Internal Revenue Service of the U.S. Department of the Treasury (“IRS”). The goals of the Inflation Reduction Act include incentivizing the development and production of renewable energy. As of the fiscal year ended September 30, 2023, the EPA, DOE, and IRS had commenced issuing guidance on some aspects of the implementation of the Inflation Reduction Act, but much relevant guidance is still forthcoming. We cannot speculate on exactly how the Inflation Reduction Act will be implemented; however, the Act does contain numerous incentives for the production of clean energy for which certain of our renewable energy products, as well as those produced by Oberon and IH, are expected to qualify. These incentives include grants, loan guaranties, development funding, investment tax credits, and production tax credits.

At the state level, the CA LCFS, OR CFP, and WA CFS (collectively “LCFS Programs”) are administered by state agencies and have the goal of reducing GHG emissions from the transportation sector by lowering the CI of transportation fuels. While there are differences in the CA LCFS, OR CFP, and WA CFS, all LCFS Programs seek to achieve their goals through annual reductions in a baseline where low CI transportation fuels that are below the baseline generate LCFS Program credits (“LCFS Credits”). In addition to our renewable energy product offerings, as well as those produced by Oberon and IH, traditional propane, when used as an engine fuel in LCFS Program states, also qualifies for LCFS Credits. As we sell LCFS Program compliant fuels, we generate LCFS Credits. There are individual state LCFS Credit markets under the various LCFS Programs, and we can sell our LCFS Credits in these respective open markets.

Also at the state level, the California Cap-and-Trade Program, the Oregon Climate Protection Program, and the Washington Cap-and-Invest Program (collectively “Cap-and-Trade Programs”) are administered by state agencies and generally establish a declining limit on major sources of GHG emissions throughout each respective state. While there are differences in the Cap-and-Trade Programs, all incorporate fuel suppliers, requiring them to purchase or generate carbon offset credits to compensate for the GHG emissions created by their business operations. The import or sale of renewable fuel helps emitters meet their obligations.

The climate change regulatory landscape is highly complex and continuously evolving. The further adoption or expansion of federal, state or local climate change law or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price. We cannot predict whether, or in what form, climate change legislation provisions and renewable energy standards may be enacted, and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products will be affected by increased temperature volatility, or increased temperatures generally, although if there is an overall trend of unseasonably warmer temperatures in the winter months, it could adversely affect our business.

Future developments, such as stricter environmental, health or safety laws and regulations, could affect our operations. We do not anticipate that the cost of our compliance with environmental, health and safety laws and regulations, including RCRA and CERCLA, as currently in effect and applicable to known sites will have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that our financial condition or operations will not be materially adversely affected by future discovery of presently unknown environmental liabilities or future environmental regulations.

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

ESG Strategy and Initiatives

We are committed to delivering safe, reliable, affordable, and low CI energy to our customers and the local communities we serve. We have made significant progress on our environmental, social and governance (“ESG”) initiatives, which accelerated with the launch of our Three Pillars of the Suburban Propane Experience in June 2019. The three essential pillars are: i) Go Green with Suburban Propane, ii) SuburbanCares, and iii) Suburban Commitment to Excellence. We identified these three critical corporate pillars to emphasize our ongoing commitment to excellence for the safety and comfort of our customers, our dedication to the safety and career development of our employees, our philanthropic efforts to give back to the communities we serve, our work to advocate for the inherent environmental advantages of using propane as a clean energy solution, our focus on supporting the sustainability needs of our customers and our ongoing strategic efforts to invest in and develop innovative solutions to help lead the way to lower greenhouse gas emissions. We are committed to implementing business strategies using a holistic approach to doing what is best for our customers, employees, the communities we serve and our investors. Effective ESG management for us supports our goal to create long-term value for our Unitholders and to support the interests of all stakeholders. Our Board of Supervisors takes an active role in overseeing the management of risks facing Suburban, including those impacted by ESG issues.

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

Environmental Initiatives

Our Go Green with Suburban Propane corporate pillar encompasses our commitment and efforts to promote the versatile, affordable, low CI and clean air benefits of traditional propane as one solution that can contribute to our customers achieving their sustainability goals and our efforts to contribute to the goals of reducing the nation’s carbon footprint and having a positive effect on climate change. Traditional propane is an alternative fuel under the Clean Air Act Amendments. Propane can offer immediate reductions in carbon emissions and immediate improvements in air quality over other traditional fuels, particularly in the transportation sector. Propane is non-toxic and emits 60% to 70% fewer smog producing hydrocarbons than gasoline and diesel. Several states have implemented low-carbon fuel standards that recognize the environmental benefits of using propane to power over-the-road vehicles and forklifts. Through our dedicated sales efforts, we are actively promoting the use of propane in the transportation sector, and for the last three fiscal years, we sold an average of nearly 30 million gallons of propane annually to the over-the-road vehicle and forklift markets.

With advancements in new technologies for the production of propane from renewable sources, as well as other technological advances to reduce the CI of traditional propane, our Go Green with Suburban Propane corporate pillar also underscores our commitment to invest in innovative solutions that can contribute to a sustainable energy future. Starting in fiscal year 2020, the Partnership made great strides in advancing our strategic growth initiatives through our Go Green with Suburban Propane corporate pillar. Specifically, we contracted for the supply and distribution of over 1.0 million gallons annually of renewable propane, to meet customer demand for a renewable energy source. In support of our long-term strategic growth initiative to build out a comprehensive renewable energy platform, we acquired a 38% equity stake in Oberon, a 25% equity stake in IH, committed to building a dairy waste anaerobic digester in upstate New York for the production of RNG, and purchased anaerobic digesters operating in Columbus, Ohio and Stanfield, Arizona. Through our investment in Oberon, we have brought to market a new blended product Propane+rDME. This new product is a blend of traditional propane and rDME and has a lower CI than the traditional propane product. We are collaborating with Oberon and others to support continued development efforts to commercialize a Propane+rDME blended product, and have the exclusive right to market and sell Oberon’s rDME in North America.

In further support of the Partnership’s efforts to advance its Go Green with Suburban Propane corporate pillar, we have officially registered the Go Green with Suburban Propane logo with the United States Patent and Trademark office. As part of our commitment to innovating for a sustainable energy future, and in support of our strategic growth initiatives to build out a renewable energy platform, the Partnership created an executive-level position in fiscal 2021 (reporting directly to our President and Chief Executive Officer) entitled Vice President, Strategic Initiatives – Renewable Energy. This position focuses on identifying, analyzing and developing opportunities within the renewable energy space for potential future acquisitions, partnerships or collaborative arrangements that support the Partnership’s efforts to grow its overall business through investment in, and development of, innovative solutions that will help pave the way to lowering greenhouse gas emissions.

We present information about our commitment to sustainable and environmentally sound practices on the “Go Green” page on our website, which may be accessed at www.suburbanpropane.com/suburban-propane-experience/go-green. The information included on our “Go Green” page is not intended to be incorporated by reference into this Form 10-K Annual Report.

Social Initiatives

The Partnership celebrated its 95th anniversary this year, commemorating a momentous milestone and the remarkable journey that brought us here. Spanning nearly a century, our legacy exhibits an unwavering dedication to the highest standard for safety and outstanding customer service. From humble beginnings in 1928 as a family-owned business, we sustain a family-oriented culture deeply rooted in the communities we serve and operate nationwide. Our SuburbanCares corporate pillar highlights our continued dedication to philanthropic endeavors through our national partnership with the American Red Cross and countless engagements in local community sponsorships and events, as well as the various employee-focused initiatives that differentiate the Partnership as a great place to work. This pillar is supported by the tagline, “SuburbanCares about our people and the communities we serve.”

During fiscal 2023, the Partnership emphasized its collaboration with organizations that offer critical support to individuals and families facing adversity in disadvantaged communities across our operational area, including fundamental provisions such as food, housing, educational resources, and various essential supplies. Furthermore, we have a longstanding commitment to supporting our troops and military veterans through our initiative called “Heroes Hired Here,” providing a range of employment opportunities to those who have served, in addition to volunteering at community events and various outreach initiatives. In our continued collaboration with our national partner, the American Red Cross, we hosted blood-drives, fire-safety programs, provided disaster relief efforts, and supported various campaigns that make a positive difference in the lives of those in need.

Safety

Embedded in our culture and the Partnership’s mission statement is our commitment to safety. We believe that the safety and well-being of our employees, customers, and communities is of the utmost importance. Safety is a top priority for our business and we continue to invest in programs, technology, and training to improve safety throughout our operations. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in supporting our business and managing our operations.

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

Governance Highlights

Highlights that demonstrate our commitment to sound corporate governance include:

•
Supervisor and Committee Independence
o
Eight of our nine Supervisors are independent, as of September 30, 2023
o
Our Audit, Compensation and Nominating/Governance Committees are fully independent
o
Independent Supervisors chair each of our Committees
•
Board Leadership and Engagement
o
An independent Supervisor chairs our Board
o
Independent Supervisors conduct executive sessions at meetings without the presence of members of management
o
Supervisors attended more than 75% of the total number of meetings of the Board and of the Committees of the Board on which such Supervisor served in fiscal 2023
•
Board Evaluations and Effectiveness
o
Our Board conducts annual self-assessments to evaluate Board and Committee effectiveness, and identify opportunities for improving our Board and Committee operations

•
Clawback, Insider Trading and Anti-Hedging Policies
o
Performance-based incentive awards or payments for our officers are subject to both our Clawback Policy and our Incentive Compensation Recoupment Policy, which permits the Partnership to recoup incentive compensation in the event of a material restatement of financial results, or other events that negatively impact the Partnership, including fraudulent or intentional misconduct that results in an adverse impact on our financial performance
o
Our Insider Trading Policy prohibits our Supervisors, executive officers and certain other key employees from engaging in insider trading, or in hedging transactions or derivative investments involving the Partnership’s equity securities
•
Share Ownership
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
Original equipment manufacturing;
•
Public policy and government relations;
•
Mergers and acquisitions;
•
Investment banking and financial management; and
•
Business assurance.

Our Supervisors also currently hold, or have held, a diverse range of leadership positions, including:

•
Chairman;
•
President;
•
Vice-President;
•
Chief Executive Officer;
•
Chief Financial Officer;
•
State governor;
•
General external auditor; and
•
Business owner/entrepreneur.

If a vacancy on our Board arises, then our Nominating/Governance Committee is instructed by its charter to consider candidates from various disciplines and diverse backgrounds that optimally enhance the current mix of talent and experience on the Board. While industry-specific expertise is an essential component of our Board’s oversight of the Partnership, we consider all aspects of a candidate’s qualifications and skills in the context of the Partnership’s needs, with a view to creating a Board with a diversity of experience and perspectives; including diversity with respect to race, gender, age, background and areas of expertise. We also benefit from the viewpoints of supervisors with expertise outside of our industry and our Nominating/Governance Committee includes, and has any search firm that it may engage include, women and minority candidates in the pool from which the Nominating/Governance Committee selects supervisor candidates. Our current slate of eight independent Supervisors has 37.5% of Supervisors that identify as diverse in gender, race or ethnicity.

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

Cybersecurity

The Partnership’s cybersecurity program is based upon the National Institute of Standards of Technology (NIST) Cybersecurity Framework. Our program is comprehensive in scope and covers all of the Partnership’s general corporate Information Technology (IT) systems, as well as operational technology systems supporting our business and the technology systems used by our third-party service providers. Our senior leadership team, along with our Audit Committee, receive regular and recurring program updates, metrics, and roadmaps to promote the effectiveness of the program and the alignment with the Partnership’s business objectives. Our program and controls are periodically reviewed and tested by independent third parties to enable the Partnership to employ industry best practices.

Employees

As of September 30, 2023, we had 3,240 full time employees, of whom 606 were engaged in general and administrative activities (including fleet maintenance), 72 were engaged in transportation and product supply activities and 2,562 were customer service center employees, as well as 105 part time employees. As of September 30, 2023, 62 of our employees were represented by eight different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. In addition, we hire temporary workers to meet peak seasonal demands.

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

RISK FACTORS SUMMARY

Below is a summary of material factors that make an investment in our Common Units speculative or risky:

Risks Related to our Business:

•
reduced demand for propane, renewable propane, fuel oil and other refined fuels, natural gas, renewable natural gas (“RNG”), and electricity (combined, “our products”) due to weather conditions;
•
the potential effects of climate change;
•
increased costs and reduced demand for our products and services due to climate change legislation;
•
deterioration of general economic and other external conditions;
•
disruption of our supply chain;
•
sudden increases in our product and transportation costs;
•
customer conservation and reduced demand due to price changes;
•
the highly competitive nature of the retail propane and fuel oil businesses;
•
reduced demand due to energy efficiency, economic conditions, technological advances and legislative bans;
•
attracting and retaining qualified employees or finding, developing and retaining key employees;

•
dependency on our senior management and other key personnel;
•
conflict, political unrest and other hostilities in regions affecting the economy and the price and availability of our products;
•
the conflicts in Ukraine and the Middle East and related price volatility and geopolitical instability;
•
governmental regulation and associated environmental and health and safety costs;
•
acquiring and retaining retail natural gas and electricity customers;
•
costs associated with lawsuits, investigations or increases in legal reserves;
•
making acquisitions on economically acceptable terms and effectively integrating such acquisitions;
•
current conditions in the global capital and credit markets, and general economic pressures;
•
credit and regulatory risk resulting from derivative contracts;
•
adverse impacts on our renewable fuel investments;
•
a prolonged environment of low prices or reduced demand for RNG;
•
the availability or value of environmental attributes and tax credits due to state or federal regulations;
•
the performance of our newly constructed, renovated or developed anaerobic digester facilities;
•
reliance on gas pipelines that we do not own or control;
•
growth and diversification plans may not be successful or could expose us to new risks;
•
reliance on particular management information systems and communication networks;
•
cybersecurity breaches of our systems and information technology or those of our third-party vendors; and
•
compliance with data privacy and security laws, rules and regulations that are subject to change and interpretation.

Risks Related to our Indebtedness and Access to Capital:

•
current and future debt obligations limiting our financial flexibility;
•
operating results and generation of cash flows are subject to our ability to continue to control expenses; and
•
disruptions in the capital and credit markets, including the availability and costs of debt and equity issuances.

Risks Related to our Common Units:

•
fluctuations in cash distributions due to our performance and other external factors;
•
limited voting rights of Unitholders;
•
the difficulties of a third party acquiring us even if beneficial to our Unitholders;
•
the lack of limited liability for our Unitholders in some circumstances;
•
liability of our Unitholders to repay distributions in some circumstances; and
•
future dilution and additional taxable income being allocated to each Unitholder.

Tax Risks to our Unitholders:

•
tax treatment as a partnership for U.S. federal income tax purposes;
•
legislative, judicial or administrative changes and differing interpretations of tax treatment of partnerships;
•
potential audit adjustments to our income tax returns for prior tax years by the IRS;
•
successful IRS contests of the U.S. federal income tax positions we take;
•
tax liability exceeding cash distributions on Common Units;
•
adverse tax consequences for tax-exempt organizations and foreign investors;
•
limitations on the ability of a Unitholder to deduct its share of our losses;
•
tax gain or loss on the disposition of Common Units being different than expected;
•
inaccuracy or lack of timeliness in our reporting of partnership tax information;
•
the IRS challenging our treatment of each purchaser of our Common Units as having the same tax benefits;
•
the IRS challenging our treatment of how we prorate our items of income, gain, loss and deduction;
•
negative tax consequences due to defaults on debt or sales of assets;
•
state, local and other tax considerations; and
•
the potential consequences of a Unitholder loaning Common Units to a “short seller” to cover a short sale.

RISKS RELATED TO OUR BUSINESS

Because weather conditions may adversely affect demand for our products, our results of operations and financial condition are vulnerable to warm winters and natural disasters.

Weather conditions have a significant impact on the demand for our products, for both heating and agricultural purposes. Many of our customers rely on propane, fuel oil or natural gas primarily as a heating source. The volume of propane, fuel oil and natural gas sold is at its highest during the six-month peak heating season of October through March and is directly affected by the severity and length of the winter months. Typically, we sell approximately two-thirds of our retail propane volume and approximately three-fourths of our retail fuel oil volume during the peak heating season. Weather conditions can vary substantially from year to year in the regions in which we operate, which could significantly impact the demand for our products and our financial performance and condition. The agricultural demand for propane is also affected by the weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications for which we service.

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 8% warmer than normal for fiscal 2023, and 10% warmer than normal for fiscal 2022 and fiscal 2021, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration. If this trend of warmer than normal temperatures continues, it could have a negative impact on our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

The potential effects of climate change may affect our business, operations, supply chain and customers, which could adversely impact our financial condition and results of operations.

Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our operations and supply chain, and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or supply costs. Our customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply, which may adversely impact their ability to pay for our products and services or decrease demand for our products and services. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide.

The EPA issued an Endangerment Finding under the federal Clean Air Act, which determined that emissions of greenhouse gases (“GHG”), such as carbon dioxide, present an endangerment to public health and the environment because emissions of such gases may be contributing to the warming of the earth’s atmosphere, volatility in seasonal temperatures, increased frequency and severity of storms, floods and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities.

Current EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in GHG emissions. Changes in the White House and EPA administration may result in changes to the EPA’s prioritization of climate change mitigation measures. EPA is also prioritizing environmental justice issues, which may impact how the agency addresses environmental and climate change matters. We cannot predict the impact of future changes to the EPA’s prioritization of climate change mitigation or the impact of future GHG legislation or regulations on our business, financial condition or operations in the future.

Numerous states, municipalities and regulators have also adopted or proposed laws and policies on climate change, including GHG emission reduction targets and climate disclosure. For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide climate action framework which includes a target to reduce net GHG emissions to zero by 2050. With respect to disclosure, the SEC has proposed sweeping climate-change related disclosure rules that, if adopted, would require significant disclosure regarding GHG emissions and would require significant time and expense to collect and prepare the information which may need to be gathered due to new disclosure requirements and any regulatory requirements for independent attestation as to such disclosures. Some states are also beginning to propose their own climate change disclosure requirements. For example, in September 2023, California became the first state to pass its own far-reaching mandatory disclosure bills which require any entity doing business in California that meets certain annual revenue thresholds to annually disclose publicly and provide independent third-party attestation on its global Scope 1 and Scope 2 GHG emissions beginning in 2026 for the prior fiscal year, and on its value chain (Scope 3) GHG emissions beginning in 2027.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs and comply with disclosure obligations could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict when or in what form climate change legislation provisions and renewable energy standards may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by changes in regulations or increased temperature volatility, although if there is an overall trend of warmer winter temperatures, it could adversely affect our business.

The generation and monetization of environmental attributes and available tax credits or other incentives resulting from our investments in Oberon and IH, our construction and operation of anaerobic digesters through our wholly-owned subsidiary, Suburban Renewable Energy, LLC and our sale of renewable propane, are contingent on several state and federal programs, including renewable fuel standard programs (“RFS”), the Inflation Reduction Act, the Infrastructure Investment and Jobs Act, the California Low Carbon Fuel Standard (“CA LCFS”), the Oregon Clean Fuels Program (“OR CFP”), and the Washington Clean Fuel Standard (“WA CFS”). Changes to the enabling legislation, changes in governmental guidance and/or changes in the regulations implementing those programs could change, or eliminate, the availability and value of a biofuel’s renewable identification number (“RIN”) or Low Carbon Fuel Standard credit (“LCFS Credit”), as well as investment tax credits and production tax credits currently available under the Inflation Reduction Act. Additionally, the open markets where RINs and LCFS Credits are traded have experienced volatility over the past year and may experience continued volatility in the future. There is increasing interest at the federal, state, and local level to further reduce GHG emissions by promoting electrification, incentivizing the production of renewable energy and disincentivizing the use of fossil fuels. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, our sale of propane, fuel oil and refined fuels, and natural gas may experience significant negative impact from the restrictions placed on the use of fossil fuels. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

The federal, state and local climate change regulatory landscape is highly complex and rapidly and continuously evolving. Failure to comply with these regulations and any future laws and regulations designed to reduce GHG emissions and address climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations. We cannot predict the impact these and future regulations, and the unattainability, reduction or elimination of government and economic incentives could have on our business, financial conditions or results of operation.

Deterioration of general economic and other external conditions have harmed and could continue to harm our business and results of operations.

Our business and results of operations have been, and may continue to be, adversely affected by changes in national or global economic and other external conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, unemployment rates, energy availability and costs, the negative impacts caused by pandemics and public health crises, geopolitical conflict and the effects of governmental initiatives to manage economic conditions.

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
•
if volatile or negative economic conditions continue to impact our customers, it could lead to customer conservation efforts and increases in customer payment default rates or related challenges in collecting on accounts receivable;

•
if a significant percentage of our workforce is unable to work, including because of illness or government travel restrictions, our operations may be negatively impacted;
•
decreased demand in the residential, commercial, industrial, government, agricultural or wholesale markets may adversely affect the market for our products and the performance of our business;
•
volatility in commodity and other input costs could substantially impact our result of operations;
•
if our indebtedness increases, or our consolidated EBITDA declines, it could adversely affect our liquidity and lead to increased risks of default under our credit agreement;
•
it may become more costly or difficult to obtain debt or equity financing to fund investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us; and
•
climate change, environmental, social and corporate governance issues and uncertainty regarding regulation of such matters may increase our operating costs, impact our access to capital markets and potentially reduce the value of, or demand for, our products.

Disruption of our supply chain could have an adverse impact on our business and our operating results.

Damage or disruption to our supply chain, including third-party production or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disasters, fires or explosions, terrorism, pandemics, strikes, geopolitical conflict, government action, economic and operational considerations of producers and refineries, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to acquire sufficient supplies of the products we sell.

We have actively monitored and managed supply chain and logistical (including transport) issues and disruptions in the past. Although we source our propane, fuel oil and refined fuels and natural gas from a broad group of suppliers, restrictions on businesses or volatility in the economy or supply chain could cause global supply, logistics and transport of these fuels to become constrained, which may cause the price to increase and/or adversely affect our ability to acquire adequate supplies to meet customer demand. The disruptions to the global economy over the past several years have impeded global supply chains, resulting in longer lead times and increased freight expenses in general. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, and strategically managing our purchasing functions and logistics in delivering our products and services. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, our ability to deliver our products and services or the costs associated therewith, will not have a material adverse effect on our business, financial condition and results of operations.

Sudden increases in our costs to acquire and transport our products due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, or inflationary conditions, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product, and retail sales prices. Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity and length of winter weather, natural disasters, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints, general inflationary pressures or delays in shipping availability, backlogs at shipping ports or other points of entry and lack of available trucking or other shipping means. Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense. As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities may be materially higher at least on a short-term basis. Because we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of our products, these increases could reduce our profitability. Due to high inflation in the United States in recent years, we have experienced higher commodity, transportation and labor costs and the cost of tanks and other equipment, which have impacted our profitability in recent periods and may continue to do so while these conditions exist. In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

In general, product supply contracts permit suppliers to charge posted prices at the time of delivery, or the current prices established at major supply points, including Mont Belvieu, Texas, and Conway, Kansas. We engage in transactions to manage the price risk associated with certain of our product costs from time to time in an attempt to reduce cost volatility and to help ensure availability of product. We can give no assurance that future increases in our costs to acquire and transport propane, fuel oil and natural gas will not have a material adverse effect on our profitability and cash flow.

High prices for propane, fuel oil and other refined fuels and natural gas can lead to customer conservation, resulting in reduced demand for our products.

Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control. Heightened levels of uncertainty related to the ongoing geopolitical conflicts around the world may lead to additional economic sanctions by the United States and the international community and could further disrupt financial and commodities markets. Therefore, our average retail sales prices can vary significantly within a heating season, or from year to year, as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions. During periods with high product costs for propane, fuel oil and other refined fuels and natural gas, our selling prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our products. Higher commodity, transportation and labor costs due to inflationary conditions have impacted wholesale prices and can cause certain customers to reduce their consumption of energy, which could have a negative impact on our sales and profitability.

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

Propane and fuel oil compete with electricity, natural gas and other existing and future sources of energy, some of which are, or may in the future be, less costly for equivalent energy value. For example, natural gas currently is a significantly less expensive source of energy than propane and fuel oil on an equivalent BTU basis. As a result, except for some industrial and commercial applications, propane and fuel oil are generally not economically competitive with natural gas in areas where natural gas pipelines already exist. The gradual expansion of the nation’s natural gas distribution systems has made natural gas available in areas that previously depended upon propane or fuel oil. Propane and fuel oil compete to a lesser extent with each other due to the cost of converting from one source to the other.

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

As a result of the highly competitive nature of the retail propane and fuel oil businesses, our growth within these industries depends on our ability to acquire other well-run retail distributors, open new customer service centers, acquire or attract new customers and retain existing customers. We can give no assurance that we will be able to acquire other retail distributors, open new customer service centers, or add new customers or retain existing customers.

Energy efficiency, general economic conditions, technological advances and legislative bans have affected and may continue to affect demand for propane, fuel oil and natural gas by our retail customers.

The national trend toward increased conservation and technological advances, including installation of improved insulation and other advancements in building materials, as well as the development of more efficient furnaces and other heating and energy sources, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers. In addition, perceived uncertainty about the economy may lead to additional conservation by retail customers seeking to further reduce their heating costs, particularly during periods of sustained higher commodity prices. Future technological advances in heating, conservation and energy generation and economic weakness may adversely affect our volumes sold, which, in turn, may adversely affect our financial condition and results of operations. In addition, in an effort to reduce GHG emissions and promote electrification, a growing number of state and local governments in the regions in which we operate have passed, or may be considering, bans on the use of gas in residential and commercial buildings, which may also adversely affect demand for propane, fuel oil and natural gas, which, in turn, may adversely affect our financial condition and results of operations.

In addition, in an effort to reduce GHG emissions and promote electrification, a growing number of state and local governments in the regions in which we operate have passed, or may be considering, bans on the use of gas in residential and commercial buildings. Such restrictions could have an adverse impact on the demand for certain of our products in those jurisdictions, but may have a favorable impact on our emerging renewable energy products. However, there are also many states that have passed laws that prohibit local governments from restricting gas use in buildings. We cannot predict how many other states and localities will adopt similar laws, if restrictions will be expanded to other fossil-based fuels, and what the impact will be on our financial condition and results of operations.

We may not be able to attract and retain qualified employees or find, develop and retain key employees to support and grow our business, which may adversely affect our business and results of operations.

Like most companies in the markets in which we operate, we are continuously challenged in attracting, developing and retaining a sufficient number of qualified employees to operate our businesses throughout our operating geographies, particularly with regard to our driver and technician positions. Our industry in general, as well as the overall trucking industry, is currently experiencing a shortage of qualified drivers and technicians that is exacerbated by several factors, including:

•
an overall market where high driver turnover exists due to an increased number of alternative employment opportunities;
•
increased competition for drivers and technicians in the industry, which impacts compensation for those positions; and
•
a changing workforce demographic with a lack of younger employees who are qualified to join or replace more tenured drivers and technicians as they retire.

We may also have difficulty recruiting and retaining new employees beyond our driver and technician positions with adequate qualifications and experience. The challenge of hiring new employees at times is further exacerbated by the rural nature of our business, which provides for a smaller pool of skilled employee candidates who meet our hiring criteria and the licensing and qualification requirements that may exist for certain types of positions such as our driver and technician positions. If we are unable to continue to attract and retain a sufficient number of new employees or retain existing employees with the technical skills upon which our business depends, we may be forced to adjust our compensation packages to pay higher wages, or offer other benefits that might impact our cost of labor, or force us at times to operate with fewer employees and face difficulties in meeting delivery demands for our customers, in particular during times of higher demand as a result of prolonged periods of cold weather or otherwise, any of which could adversely affect our profitability and results of operations.

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

Terrorist attacks, political unrest and hostilities, and military action in the Middle East or other energy producing regions could likely lead to increased volatility in the price and availability of propane, fuel oil and other refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane and fuel oil), and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane, fuel oil and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely impact our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or military conflict could also affect our ability to raise capital. The ongoing geopolitical conflicts around the world, including in Ukraine and in the Middle East, have caused, and could intensify, volatility in the price and supply of natural gas, oil, and propane and other refined fuels. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

The conflicts in Ukraine and in the Middle East and related price volatility and geopolitical instability could negatively impact our business.

Since February 2022, Russia has continued significant military action against Ukraine. Since October 2023, with the launch of the Israel-Hamas war, there has been increased hostilities in the Middle East. These geopolitical conflicts have caused, and could intensify, volatility in the price and supply of propane, fuel oil and other refined fuels and natural gas. The extent and duration of the military action, economic sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. To the extent that the Russian military action in Ukraine or the Israel-Hamas war continues and related price volatility and geopolitical instability continue, and to the extent that military action intensifies in those regions or in other parts of the world, which may further increase volatility in the price and supply of propane, fuel oil and other refined fuels and natural gas, our business and results of operations could be adversely impacted.

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

These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies and practices. Two such lawsuits were commenced against AES in 2017 and 2018, involving New York and Pennsylvania customers. AES filed motions to dismiss both actions on procedural and substantive grounds. The United States District Court for the Western District of Pennsylvania granted AES’s motion and dismissed the plaintiff’s complaint with prejudice, finding that AES did not breach its contract or defraud customers. In August of 2020, the Third Circuit Court of Appeals affirmed the dismissal of plaintiff’s complaint. In the New York action, the United States District Court for the Northern District of New York granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s statutory consumer fraud and breach of contract causes of action to proceed. The court granted summary judgment in our favor on the remaining counts and the complaint was dismissed in full. The plaintiff has filed an appeal to the Second Circuit Court of Appeals. The matter has been fully briefed, argued, and a decision is pending. While AES believes that the appeal is without merit and has vigorously defended the decision on appeal, we are unable to predict at this time the ultimate outcome of the New York action. If the plaintiff prevails on appeal, the matter will return to the trial court for further proceedings. If we are ultimately unable to successfully defend our AES business in this class action lawsuit, a decision rendered against AES could have an adverse impact on our business and operations.

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

From time to time, our Partnership and/or other companies in the segments in which we operate may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties, or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies. We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage, that these levels of insurance will be available at economical prices in the future, or that all legal matters that arise will be covered by our insurance programs.

As required by accounting principles generally accepted in the United States (“GAAP”), we establish reserves based on our assessment of actual or potential loss contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of such loss contingencies and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

If we are unable to make acquisitions on economically acceptable terms or effectively integrate such acquisitions into our operations, our financial performance may be adversely affected.

The retail propane and fuel oil industries are mature. We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years. With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. In contrast to the propane and fuel oil industries, the renewable energy industry is rapidly growing, and we expect the renewable energy industry to continue to grow rapidly for the next several years. As a result, we may engage in strategic transactions involving the acquisition of, or investment in, other retail propane and fuel oil distributors, other energy-related businesses or other related cross-functional lines of business, including renewable energy technologies and businesses as part of our long-term strategic growth initiatives.

The competition for propane, fuel oil, and renewable energy acquisitions is intense and we can make no assurance that we will be able to successfully acquire other businesses on economically acceptable terms or at all, or, if we do, that we can integrate and operate those acquired businesses effectively or in a way to realize the expected benefits of such transactions within the anticipated timeframe, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

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
•
an increased scope and complexity of our operations, as well as those of our strategic investments, which could require significant attention from management and could impose constraints on our operations, as well of those of our strategic investments, or other projects;
•
unforeseen expenses, delays or conditions, including required regulatory or other third party approvals or consents, or provisions in contracts with third-parties that could limit our flexibility to take certain actions;
•
unexpected or unforeseen capital expenditures associated with acquired businesses or assets to maintain business in the ordinary course;
•
our ability to continue to monetize certain environmental and/or tax attributes that may be produced through our renewable energy acquisitions or assets;
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

Our business and operating results are materially affected by worldwide economic conditions. Conditions in the global capital and credit markets, as well as general economic pressures, including high inflation and temporary or prolonged recessionary conditions, could impact consumer and/or business confidence and increase market volatility, which could negatively affect business activity generally. This situation, especially when coupled with increasing energy prices, may cause our customers to experience cash flow shortages which in turn may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, any disruptions in the United States residential mortgage market (as a result of changes in tax laws or otherwise) and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

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

Our renewable fuel investments are subject to a number of risks, including the willingness of customers to adopt these fuels, the financing, construction and development of facilities, our ability to generate a sufficient return on our investments, our dependence on third-party partners, increased or changing regulation, and dependence on government incentives for commercial viability.

We have expanded our Go Green with Suburban Propane corporate pillar with our investments in renewable and low-carbon energy sources offered through our investments in Oberon and IH, our agreement to build an anaerobic digester at Adirondack Farms, our purchase of RNG production and distribution assets through SuburbanRNG – Columbus and SuburbanRNG – Stanfield and our sales of renewable propane. The success of these businesses and investments is subject to a number of factors and risks, including unpredictability and uncertainty as to the willingness of customers in their intended markets to adopt the use of these fuels, which will be dependent upon perceptions about the benefits of these fuels relative to other alternative fuels; increases, decreases or volatility in demand; on-site operational constraints such as the availability of feedstock or the reliable operation of anaerobic digesters with respect to production of renewable fuels; use and prices of crude oil, gasoline and other fuels and energy sources; and the adoption or expansion of government policies, programs, funding or incentives in favor of these or alternative fuels.

We may also face increasing competition from other companies seeking to produce fuels from alternative sources. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies.

The success of our existing and future investments in our renewable energy platform will depend on our ability to successfully develop, market and distribute the specific renewable energy products. In addition, the acquisition, financing, construction and development of these projects involves numerous risks, including:

•
the ability to obtain financing for a project on acceptable terms or at all;
•
difficulties in identifying, obtaining, and permitting suitable sites for new projects;
•
failure to obtain all necessary rights to land access and use;
•
inaccuracy of assumptions with respect to the cost and schedule for completing construction;
•
project delays, including delays in deliveries or increases in the price of equipment or feedstock;
•
on-site operational issues relating to the availability of feedstock for the anaerobic digesters or other issues relating to the reliable production of projectable quantities of renewable natural gas; labor shortages; and
•
legal challenges by local populations, permitting and other regulatory issues, license revocation and changes in legal requirements.

We will compete with other companies and private equity sponsors for acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions. We have a planned construction of natural gas upgrade equipment at SuburbanRNG – Columbus that will require capital expenditures and there is no guarantee that the project will be completed on time or on budget, and our operations could be adversely affected by disruptions or delays which could have a negative impact on revenues and operations. The development of these products may also be negatively affected by production risks resulting from mechanical breakdowns, faulty technology, competitive markets, or changes to the laws and regulations that mandate the use of renewable energy sources, and the other regulatory risks discussed above under the caption, “The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide.”

A prolonged environment of low prices or reduced demand for RNG could have an adverse effect on our long-term business prospects, financial condition and results of renewable operations.

Long-term RNG prices may fluctuate substantially due to factors outside of our control, including the market price of environmental attributes, which have historically been a very volatile market and influenced by numerous factors including global commodity markets. If we are unable to renew or replace an off-take agreement for a project for a certain volume of RNG produced, we would be subject to the risks associated with selling that volume of RNG produced at then-current market prices. We may be required to make such sales at a time when the market prices for natural gas, RNG, or environmental attributes as a whole or in the regions where those volumes are produced, are depressed. If this were to occur, we would be subject to the volatility of market prices and be unable to predict our revenues from such volumes, and the sales prices for such RNG may be lower than what we could sell the RNG for under an alternative off-take agreement.

A decline in prices for certain fuels or reduced government incentives for renewable energy sources, or RNG specifically, could make our renewable investments less cost-competitive on an overall basis. Slow growth or a long-term reduction in overall demand for energy could have a material adverse effect on our business strategy and could, in turn, have an adverse effect on our long-term business prospects, financial condition and results of renewable energy operations.

The generation and monetization of environmental attributes by our renewable natural gas assets are subject to state and federal regulations that could negatively impact the availability or value of environmental attributes in the future.

The generation and monetization of the environmental attributes resulting from our renewable natural gas assets and our sale of renewable propane are contingent on several state and federal programs; including the RFS, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act, CA LCFS, OR CFP, and WA CFS. Changes to the enabling legislation and/or changes in the regulations implementing those programs, and/or the issuance of new regulations or other governmental guidance, could impact, or eliminate the availability and value of RINs and LCFS Credits, and/or the investment tax credits and production tax credits available under the Inflation Reduction Act. Current regulatory proposals under consideration for the CA LCFS could adversely impact the assessment of carbon intensity (“CI”) for fuel produced outside of the state and perhaps even effectively curtail qualifying deliveries into the state. Additionally, the open markets where RINs and LCFS Credits are traded have experienced significant volatility in the past and continued volatility in the future may adversely impact the value of RINs and LCFS Credits sold by us. The price for all credits is impacted by global markets for feedstocks; such as crops, as well as global markets for crude oil, making the RIN market historically volatile. Currently, income from RIN and LCFS Credits is not material to our results of operations; however, as we continue to invest in the build out of our renewable energy platform, we anticipate increased RIN and LCFS Credits income, as well as financial benefits from investment tax credits and production tax credits.

There is increasing interest at the federal, state, and local level to further regulate GHG emissions by incentivizing the production of renewable energy and disincentivizing the use of fossil fuels and in some cases, force the electrification of several aspects of the economy. There are also many efforts to electrify our economy, including goals and mandates at the federal and state level for auto manufacturers to produce, and for governments to acquire, zero-emission vehicles in the upcoming years. Cap and Trade, or Cap and Invest, programs that put a price on carbon emissions have been adopted in California, Oregon and Washington state. The CA LCFS, OR CFP and WA CFS incentivize production of renewable electricity for transportation fuel use. Many of these GHG programs or amendments to these programs are subject to ongoing litigation in state and federal courts, creating great uncertainty about the future value of environmental attributes and the regulatory impact of these programs. There is also market uncertainty around the calculation and verification of CI scoring for projects, with some lobbying for government programs to disallow “book and claim” accounting for projects or ignoring the carbon-negative emission calculations associated with the capture of methane for renewable natural gas in GHG lifecycle accounting methodologies where the renewable natural gas is ultimately used as a fuel with emissions at the final point of fuel production or use. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, it is possible, especially in the short term, that such growth will be outweighed by regulatory uncertainty and restrictions placed on our sale of propane, fuel oil and refined fuels, and natural gas. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

Certain of our anaerobic digester facilities are newly constructed, are under construction or renovation, or are in development and may not perform as we expect.

Our anaerobic digester operations located at Adirondack Farms in New York, and at SuburbanRNG – Columbus, are under construction and upgrading to produce RNG and are expected to begin production in fiscal year 2025. Our expectations of the operating performance of our Adirondack Farms facility are based on assumptions and estimates made without the benefit of an operating history at that location. Our expectations with respect to our new and developing projects, and related estimates and assumptions, are based on limited or previous operating histories. The ability of these facilities to meet our performance expectations is subject to the risks inherent in newly constructed RNG production facilities or renovation of such facilities, including delays or problems in construction, degradation of equipment in excess of our expectations, system failures, and outages, interruptions in feedstock supply for the digesters due to operational constraints or changes, fluctuations in demand and/or changes in circumstances that impact the supply of feedstock to the facilities. The failure of these facilities to perform as we expect could have an adverse effect on our business, financial condition, results of renewable operations and cash flows.

We rely on gas pipelines that we do not own or control and are subject to quality standards and regulations that may restricted or negatively impact our ability to deliver RNG and we may either incur additional costs or forego revenues.

We depend on gas pipelines owned and operated by others to deliver the RNG that we produce, or will produce, at our anaerobic digester facilities. A failure in the operation of the distribution channel could cause delays in the delivery of RNG that we produce, additional costs to distribute and the potential for the loss of revenues. The distribution channel is also subject to changes in pipeline gas quality standards or other regulatory changes that may also limit our ability to transport RNG on pipelines for delivery to third parties or increase the costs of processing RNG to allow for such deliveries.

Our plans for growth and diversification may not be successful or could expose our business to new risks.

We continue to seek to strategically diversify and grow our business. Our diversification efforts into the renewable and low CI energy markets or other industries may require additional investments in personnel, equipment and operational infrastructure, and there is no assurance that we will be able to sufficiently grow our presence in these markets. Our growth and diversification efforts will require coordinated efforts across the Partnership and continued enhancements to our current operating infrastructure. If the cost of making these changes increases, or if our efforts are unsuccessful, we may not realize anticipated benefits and our future earnings may be adversely affected. Moreover, if we are able to successfully diversify into the renewable or low-carbon energy markets, our business may be exposed to new risks associated with these markets, which could adversely affect our future earnings and growth.

We face risks related to our reliance on particular management information systems and communication networks to effectively manage all aspects of our business.

We depend heavily on the performance and availability of our management information systems and those of our third-party vendors, websites and network infrastructure to attract and retain customers, process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations, assist in delivering our products on a timely basis and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. Any failure or disruption in the availability or operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key third-party providers or failure to continue to modify such systems effectively as our business expands could create negative publicity that damages our reputation or otherwise adversely impact our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on third-party vendors for the implementation and maintenance of certain aspects of our information systems and because some of the causes of information system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our information systems’ business continuity plans and insurance programs seek to mitigate such risks, but they cannot fully eliminate the risks as a failure or disruption could be experienced in any of our information systems.

We face risks related to cybersecurity breaches of our systems and information technology and those of our third-party vendors.

Cybersecurity threats to network and data security are becoming increasingly diverse and sophisticated. As threats become more frequent, intense and sophisticated, the costs of proactive defensive measures may increase as we seek to continue to protect our information systems, websites, and network. The advancement of artificial intelligence (“AI”) and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails. Despite our efforts to comply with applicable cybersecurity requirements and mitigate risks of cybersecurity threats, we cannot be certain that our security measures will definitively prevent, contain, or detect all cybersecurity breaches or other instructions from malware currently in existence or developed in the future. While we have in place security procedures, such as business continuity plans or disaster recovery protocols, our continuous investments in and updates to information security programs cannot guarantee the prevention of adverse impacts due to cybersecurity threats and data breaches, which could result in significant harm to our business, reputation, and operations.

We endeavor to design and implement various security measures to provide safeguards for confidential information, including personally identifiable information, and conduct personnel training to mitigate the risk of cybersecurity threats. Our outsourcing agreements with third-party service providers that access, store, or process our data and/or proprietary information generally require that they utilize adequate security systems to protect our confidential information. However, advances and changes in technologies could render our information systems and security measures, or those used by our third-party service providers, vulnerable to a breach or other exploitation. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our information systems, websites, or other data processing systems and unauthorized disclosure, deletion or modification of confidential or other protected information. In addition, dependence upon automated systems may further increase the risks that operational system flaws, employee tampering, or manipulation of those systems will result in data losses that are difficult to detect or recoup. To the extent customer data is hacked or misappropriated, we could be subject to liability to impacted persons. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from us or our third-party service providers’ security or information systems could expose us to increased costs, litigation expenses, regulatory actions, fines and penalties, or other liabilities that could adversely impact our financial condition or results of operations.

We are subject to laws, rules, regulations and policies regarding data privacy and security, and may be subject to additional related laws and regulations in jurisdictions in which we operate. Many of these laws and regulations are subject to change and interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

We are subject to a variety of federal, state and local laws, directives, rules and policies relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data. The regulatory framework for data privacy and security is continuously developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Additionally, new laws, amendments to or interpretations of existing laws, regulations, standards and other obligations both federally and on a state by state basis may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal information and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach may be costly. Any failure or perceived failure by us or our third-party service providers to comply with any applicable federal or state law, rule, regulation, industry standard, policy, certification or order relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL

We face risks related to our current and future debt obligations that may limit our ability to make distributions to Unitholders, as well as our financial flexibility.

As of September 30, 2023, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $132.0 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes, the senior secured revolving credit facility or the Green Bonds. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility. The amount of distributions that our subsidiary WOF SW GGP 1, LLC (“SuburbanRNG – Stanfield”) may make to us is limited by the Green Bonds. The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

•
requiring our consolidated interest coverage ratio, as defined therein, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter;
•
prohibiting our total consolidated leverage ratio, as defined therein, from being greater than 5.75 to 1.0 as of the end of any fiscal quarter; and
•
prohibiting the senior secured consolidated leverage ratio, as defined therein, of the Operating Partnership from being greater than 3.25 to 1.0 as of the end of any fiscal quarter.

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 30, 2023.

The Green Bonds contain various restrictive and affirmative covenants applicable to SuburbanRNG – Stanfield, including (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Green Bonds contain a financial covenant requiring SuburbanRNG – Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.25 to 1.00 for any fiscal quarter. SuburbanRNG – Stanfield is in compliance with all covenants and terms of the Green Bonds as of September 30, 2023.

The amount and terms of our debt may also adversely affect our ability to finance future operations and capital needs, limit our ability to pursue acquisitions and other business opportunities and make our results of operations more susceptible to adverse economic and industry conditions. In addition to our outstanding indebtedness, we may in the future require additional debt to finance acquisitions or for general business purposes; however, credit market conditions may impact our ability to access such financing. If we are unable to access needed financing or to generate sufficient cash from operations, we may be required to abandon certain projects or curtail capital expenditures. Additional debt, where it is available, could result in an increase in our leverage. Our ability to make principal and interest payments depends on our future performance, which is subject to many factors, some of which are beyond our control, including, but not limited to, the risks discussed elsewhere in this section. As interest expense increases (whether due to an increase in interest rates and/or the size of aggregate outstanding debt), our ability to fund distributions on our Common Units may be impacted, depending on the level of revenue generation, which is not assured.

Our operating results and ability to generate sufficient cash flow to pay principal and interest on our indebtedness, and to pay distributions to Unitholders, may be affected by our ability to continue to control expenses.

The propane and fuel oil industries are mature and highly fragmented with competition from other multi-state marketers and thousands of smaller, local independent marketers. Demand for propane and fuel oil is expected to be affected by many factors beyond our control, including, but not limited to, the severity and length of weather conditions during the peak heating season, customer energy conservation driven by high energy costs and other economic factors, as well as technological advances impacting energy efficiency. Accordingly, our propane and fuel oil sales volumes and related gross margins may be negatively affected by these factors beyond our control. Our operating profits and ability to generate sufficient cash flow may depend on our ability to continue to control expenses in line with sales volumes. We can give no assurance that we will be able to continue to control expenses to the extent necessary to reduce any negative impact on our profitability and cash flow from these factors.

Disruptions in the capital and credit markets, including the availability and cost of debt and equity issuances for liquidity requirements, may adversely affect our ability to meet long-term commitments and our ability to hedge effectively, any of which could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. A disruption in the capital and credit markets or increased volatility could impair our ability to access capital and credit markets at rates and terms acceptable to us or at all. This could limit our ability to refinance long-term debt at or in advance of maturities or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable, any of which could adversely affect our results of operations, cash flows and financial condition.

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

Unitholders will not be liable for assessments in addition to their initial capital investment in the Common Units. Under specific circumstances, however, Unitholders may have to repay to us amounts wrongfully returned or distributed to them. Under Delaware law, we may not make a distribution to Unitholders if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives a distribution of this kind and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to them at the time that they became a limited partner if the liabilities could not be determined from the partnership agreement.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from the Partnership, in which case cash available to service debt or to pay distributions to our Unitholders, could be substantially reduced.

If the IRS makes audit adjustments to our income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to allocate any such tax liability to our current and former Unitholders in accordance with their interests in us during the year under audit. However, we may not be able to (or may not choose to) so allocate that tax liability, and may not be able to (or may choose not to) similarly allocate state income or similar tax liability resulting from adjustments in states in which we do business in the year under audit or in the adjustment year; instead, we may pay the tax. Accordingly, our current Unitholders may bear some or all of the audit adjustment, even if such Unitholders did not own units during the tax year under audit. If we make payments of taxes, penalties and interest resulting from audit adjustments, cash available to service debt or to make distributions to our Unitholders could be substantially reduced.

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

Cash distributions paid to foreign persons will be reduced by withholding taxes at the highest applicable effective U.S. tax rate, and foreign persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income allocated to them. Upon the sale, exchange or other disposition of a common unit of a publicly traded partnership by a foreign person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. Beginning in 2023, the IRS has clarified the broker is generally responsible for withholding 10% of the gross proceeds upon sale of an investment in a publicly traded partnership by a foreign investor. Distributions to foreign persons may also be subject to additional withholding of 10% under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed.

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

Because we cannot match transferors and transferees of Common Units and because of other reasons, uniformity of the economic and tax characteristics of the Common Units to a purchaser of Common Units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions that may be inconsistent with U.S. Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a Unitholder or result in a tax imposed upon us and borne by current Unitholders even if such Unitholder did not own units during the tax year under audit. A successful IRS challenge also could affect the timing of tax benefits or the amount of gain from the sale of Common Units, and could have a negative impact on the value of our Common Units or result in audit adjustments to a Unitholder’s income tax return.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. U.S. Treasury regulations provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferors and transferees of our Common Units. However, if the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 30, 2023, we owned approximately 74% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, above ground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2023, we had a fleet of 10 transport truck tractors, of which we owned 4, and 33 railroad tank cars, of which we owned none. In addition, as of September 30, 2023 we had 1,022 bobtail and rack trucks, of which we owned 6%, 86 fuel oil tankwagons, of which we owned 7%, and 1,242 other delivery and service vehicles, of which we owned 18%. We lease the vehicles we do not own. As of September 30, 2023, we also owned approximately 829,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 55,000 customer propane storage tanks with typical capacities of over 500 gallons and 245,000 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3. LEGAL PROCEEDINGS

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this regard, our natural gas and electricity business was sued in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The case was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed. On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full. The plaintiff has filed an appeal to the Second Circuit Court of Appeals. The matter has been fully briefed, argued, and a decision is pending. While we believe that the appeal is without merit, we are unable to predict at this time the ultimate outcome of the New York action. If the plaintiff prevails on appeal, the matter will return to the trial court for further proceedings. If we are ultimately unable to successfully defend our AES business in this class action lawsuit, a decision rendered against AES could have an adverse impact on AES’s business and operations. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our accrued insurance liabilities, we do not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a)
Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 20, 2023, there were 482 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

On October 26, 2023, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 30, 2023. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit.

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

During fiscal 2023, the wholesale cost of propane generally trended lower as the nation’s propane inventory levels improved relative to the prior year and historical averages. According to the Energy Information Administration, U.S. propane inventory levels at the end of September 2023 were 101.4 million barrels, which was 20.1% higher than September 2022 levels and 11.2% more than the five-year average for September. The higher propane inventory levels contributed to declines in average posted propane prices (basis Mont Belvieu, Texas) for fiscal 2023 of 38.9% compared to the prior year. Consistent with our established practice, we adjusted customer pricing as market conditions allowed.

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

Inflation and Other Cost Increases

We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor, transportation costs, operating costs and the cost of tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report.

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

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required. As a result of our large and diverse customer base, which is comprised of approximately 1.0 million customers, no individual customer account is material. Therefore, while some variation to actual results occurs, historically such variability has not been material. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

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

Results of Operations and Financial Condition

Fiscal 2023 included 53 weeks of operations compared to 52 weeks reported in the prior year.

Net income for fiscal 2023 was $123.8 million, or $1.94 per Common Unit, compared to $139.7 million, or $2.21 per Common Unit, in fiscal 2022.

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) was $275.0 million for fiscal 2023, compared to $291.0 million in the prior year.

Retail propane gallons sold in fiscal 2023 of 396.4 million gallons decreased 1.2% compared to the prior year, primarily due to unseasonably warm and inconsistent temperatures throughout the heating season, including near record warm temperatures during January and February, which are the two most critical months for heat-related demand. Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2023 were 8% warmer than normal and 2% cooler than the prior year. However, for the months of January and February, average temperatures were 16% warmer than normal and 11% warmer than the same period last year.

Average propane prices (basis Mont Belvieu, Texas) for fiscal 2023 decreased 38.9% compared to the prior year. Total gross margins of $839.0 million in fiscal 2023 increased $49.7 million, or 6.3%, compared to the prior year. Gross margins included a $3.7 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities in fiscal 2023, compared to a $27.9 million unrealized loss in the prior year. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the unrealized mark-to-market adjustments, gross margin for fiscal 2023 increased $25.4 million, or 3.1%, compared to the prior year, primarily due to higher propane unit margins and margin contribution from the RNG assets acquired in December 2022, offset to an extent by lower propane volumes sold. Excluding the impact of the unrealized mark-to-market adjustments, propane unit margins for fiscal 2023 increased $0.04 per gallon, or 2.0%, compared to the prior year.

Combined operating and general and administrative expenses of $569.6 million for fiscal 2023 increased 8.7% compared to the prior year, primarily due to higher payroll and benefit-related expenses, higher vehicle lease and operating costs, operating and acquisition-related costs associated with the RNG assets acquired in December 2022, as well as other inflationary effects on our operating costs. Acquisition-related costs of $4.7 million during fiscal 2023 were reported within general and administrative expenses, and were excluded from Adjusted EBITDA.

In addition to overcoming the challenging weather patterns and inflationary cost environment to deliver solid earnings, we succeeded in accomplishing a number of significant goals in fiscal 2023 as we continued to execute on our long-term strategic growth initiatives. The following highlights a few noteworthy accomplishments for fiscal 2023:

•
We acquired a platform of RNG production assets from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm (the “RNG Acquisition”) which includes (i) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline and (ii) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for sale;
•
We formed a partnership with Equilibrium to serve as a long-term growth platform for the identification, development and operation of additional RNG projects, including an existing pipeline of identified RNG projects that are in various stages of evaluation which includes (i) rights of first offer for a third RNG facility in the Midwest that is currently being developed by Equilibrium and (ii) the creation of a joint venture to invest in and develop approximately $155.0 million of future RNG projects, of which Suburban Renewable Energy will own approximately 70% and Equilibrium will own approximately 30% once such projects are fully funded;
•
We made additional investments in Oberon Fuels, Inc. (“Oberon”) to support the commercialization of renewable dimethyl ether (“rDME”) as a blend with propane or as a precursor to hydrogen production, and we were the first in the world to begin delivering Propane+rDME at a 4% blend level for use in forklift engines;
•
We began construction of our anaerobic digester, pursuant to our agreement with Adirondack Farms, a family-owned dairy farm in upstate New York, to produce RNG from dairy cow manure;
•
We acquired and successfully integrated a well-run propane business in an attractive market in Washington state;
•
We extended our reach in certain strategic markets that were not previously served by our existing propane footprint; and
•
We achieved net organic customer base growth, excluding customers acquired in acquisitions.

As a result of the net borrowings to fund the RNG Acquisition, reduced in large part by the use of excess cash flow from operating activities, our Consolidated Leverage Ratio, as defined in our credit agreement, measured 4.28x for the fiscal year ended September 30, 2023.

On October 26, 2023, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 30, 2023. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit. The distribution was paid on November 14, 2023 to Common Unitholders of record as of November 7, 2023.

As we look ahead to fiscal 2024, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $40.0 million for the propane segment; (ii) capital expenditures of approximately $28.2 million to support the construction and development efforts for our renewable energy platform; (iii) approximately $71.7 million of interest and income tax payments; and (iv) approximately $83.1 million of distributions to Unitholders, based on the current annualized rate of $1.30 per Common Unit. Based on our liquidity position, which includes availability of funds under the revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Our RNG production facilities are diversified across feedstocks, geographies and revenue streams, and complements Suburban Renewable Energy’s ongoing activity to construct, own and operate an RNG facility at Adirondack Farms. The RNG Acquisition enhanced and increases Suburban Renewable Energy’s presence in RNG production and distribution. Additionally, the partnership with Equilibrium through the joint venture arrangement provides visible growth and experienced management in the rapidly developing waste-to-energy economy. RNG can be produced from multiple organic waste streams, including agricultural and food waste, helping to reduce methane emissions, while offering a lower carbon solution as a drop-in replacement for traditional natural gas. This scalable platform complements our existing portfolio of renewable energy assets, both as a stand-alone RNG distributor, or using RNG as a pathway to hydrogen or rDME production. Suburban Propane has a proud 95-year legacy of being a trusted provider of energy to local communities. Leveraging the strength and stability of our core propane business, we are positioning ourselves for sustainable long-term growth by investing in the clean energy economy of the future as society transitions to lower carbon alternatives.

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenues
Propane	$1,232,138	$1,313,556	$(81,418)	(6.2)%
Fuel oil and refined fuels	92,127	95,157	(3,030)	(3.2)%
Natural gas and electricity	31,160	39,511	(8,351)	(21.1)%
All other	73,769	53,241	20,528	38.6%
Total revenues	$1,429,194	$1,501,465	$(72,271)	(4.8)%
Retail gallons sold
Propane	396,393	401,322	(4,929)	(1.2)%
Fuel oil and refined fuels	19,103	22,767	(3,664)	(16.1)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2023 were 8% warmer than normal, albeit 2% cooler than the prior year. The weather pattern during the fiscal 2023 heating season was characterized by exceptionally warm temperatures throughout our East and Midwest service territories, particularly during the most critical months for heat-related demand, while our service territories in the West generally experienced cooler weather throughout the heating season that extended into the second half of the fiscal year. For the critical heating months of January and February, overall average temperatures were 16% warmer than normal and 11% warmer than the same period last year, and were on par for the warmest on record for that two-month period. The unseasonably warm and inconsistent weather pattern during much of fiscal 2023 adversely impacted heat-related demand.

Revenues from the distribution of propane and related activities of $1,232.1 million for fiscal 2023 decreased $81.4 million, or 6.2%, compared to $1,313.6 million for the prior year, primarily due to lower average retail selling prices associated with lower wholesale costs and lower volumes sold. Average propane selling prices for fiscal 2023 decreased 4.6% compared to the prior year, reflecting lower average wholesale costs, resulting in a $58.2 million decrease in revenues. Retail propane gallons sold decreased 4.9 million gallons, or 1.2%, to 396.4 million gallons, resulting in a decrease in revenues of $15.9 million. Included within the propane segment are revenues from risk management activities of $12.7 million for fiscal 2023, which decreased $7.3 million primarily due to the impact of lower selling prices on hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $92.1 million for fiscal 2023 decreased $3.0 million, or 3.2%, from $95.2 million for the prior year, primarily due to lower volumes sold, offset to an extent by higher average selling prices. Fuel oil and refined fuels gallons sold decreased 3.7 million gallons, or 16.1%, resulting in a $15.0 million decrease in revenues. Average selling prices for fuel oil and refined fuels increased 15.1%, resulting in a $12.0 million increase in revenues.

Revenues in our natural gas and electricity segment decreased $8.4 million, or 21.1%, to $31.2 million in fiscal 2023 compared to $39.5 million in the prior year, resulting from lower volumes sold, primarily due to the impact of warmer temperatures in our operating territories on customer demand and a lower customer base.

Revenues in our all other segment of $73.8 million were $20.5 million, or 38.6%, higher than in the corresponding prior year, primarily due to the impact of the RNG Acquisition in December 2022. Revenue from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charged to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of products sold
Propane	$489,808	$601,081	$(111,273)	(18.5)%
Fuel oil and refined fuels	65,572	68,298	(2,726)	(4.0)%
Natural gas and electricity	19,100	27,256	(8,156)	(29.9)%
All other	15,651	15,488	163	1.1%
Total cost of products sold	$590,131	$712,123	$(121,992)	(17.1)%
As a percent of total revenues	41.3%	47.4%

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

From a commodity perspective, as discussed above, wholesale propane prices trended lower throughout much of fiscal 2023. Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2023 were 38.9% and 8.0% lower than the prior year, respectively. The net change in the fair value of derivative instruments during the fiscal year resulted in unrealized non-cash losses of $3.7 million and $27.9 million reported in cost of products sold in fiscal 2023 and 2022, respectively, resulting in a year-over-year decrease of $24.2 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $489.8 million for fiscal 2023 decreased $111.3 million, or 18.5%, compared to the prior year. Lower average wholesale costs contributed to an $85.6 million decrease in cost of products sold, while lower volumes sold contributed to a $7.6 million decrease. Included within the propane segment are costs from other propane activities which decreased $18.1 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above, partially offset by an increase in costs for physically settled propane hedges.

Cost of products sold associated with our fuel oil and refined fuels segment of $65.6 million for fiscal 2023 decreased $2.7 million, or 4.0%, compared to the prior year. Lower volumes sold contributed to an $11.0 million decrease in cost of products sold, while higher average wholesale costs from inventory purchased earlier in the year contributed to an increase in cost of products sold of $8.3 million.

Cost of products sold in our natural gas and electricity segment of $19.1 million for fiscal 2023 decreased $8.2 million, or 29.9%, compared to the prior year, primarily due to lower natural gas and electricity wholesale costs, coupled with lower usage.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2023	2022	Increase	Increase
Operating expenses	$478,058	$442,411	$35,647	8.1%
As a percent of total revenues	33.4%	29.5%

All costs of operating our retail distribution and appliance sales and service operations, as well as the RNG production facilities, are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of operating our customer service centers and RNG production facilities.

Operating expenses of $478.1 million for fiscal 2023 increased $35.6 million, or 8.1%, compared to $442.4 million in the prior year, primarily due to higher payroll costs, higher vehicle lease and repair costs, higher travel costs, the operating costs associated with our new RNG production facilities and other inflationary effects on our operating costs.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2023	2022	Increase	Increase
General and administrative expenses	$91,574	$81,756	$9,818	12.0%
As a percent of total revenues	6.4%	5.4%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $91.6 million for fiscal 2023 increased $9.8 million, or 12.0%, compared to $81.8 million in the prior year, primarily due to professional fees and expenses of $4.7 million related to the RNG Acquisition, as well as higher payroll costs and other inflationary increases, offset to an extent by a decrease in variable compensation expenses.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2023	2022	Increase	Increase
Depreciation and amortization	$62,582	$58,848	$3,734	6.3%
As a percent of total revenues	4.4%	3.9%

Depreciation and amortization expense of $62.6 million in fiscal 2023 increased $3.7 million, or 6.3%, from $58.8 million in the prior year, primarily as a result of depreciation and amortization from the tangible and intangible assets from the RNG Acquisition, partially offset by accelerated depreciation recorded in the prior year on certain assets taken out of service.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2023	2022	Increase	Increase
Interest expense, net	$73,393	$60,658	$12,735	21.0%
As a percent of total revenues	5.1%	4.0%

Net interest expense of $73.4 million for fiscal 2023 increased $12.7 million, or 21.0% from $60.7 million in the prior year, primarily due to the impact of higher benchmark interest rates for borrowings under our Revolving Credit Facility and a higher average level of outstanding borrowings under that facility to fund the RNG Acquisition, as well as the impact of $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

Net Income and Adjusted EBITDA

Net income for fiscal 2023 amounted to $123.8 million, or $1.94 per Common Unit, compared to $139.7 million, or $2.21 per Common Unit, in fiscal 2022. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2023 amounted to $260.4 million, compared to $259.6 million for fiscal 2022.

Net income and EBITDA for fiscal 2023 included (i) a $6.3 million loss on our equity investments in unconsolidated affiliates; and (ii) $4.7 million in professional fees and expenses related to the RNG Acquisition. Net income and EBITDA for fiscal 2022 included (i) a $2.6 million loss on our equity investments in unconsolidated affiliates; and (ii) a $0.8 million pension settlement charge. Excluding the effects of these items, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA decreased to $275.0 million for fiscal 2023, compared to Adjusted EBITDA of $291.0 million for fiscal 2022.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 30,	September 24,
	2023	2022
Net income	$123,752	$139,708
Add:
Provision for income taxes	668	429
Interest expense, net	73,393	60,658
Depreciation and amortization	62,582	58,848
EBITDA	260,395	259,643
Unrealized non-cash losses on changes in fair value of derivatives	3,671	27,929
Equity in losses of unconsolidated affiliates	6,264	2,614
Acquisition-related costs	4,695	—
Pension settlement charge	—	840
Adjusted EBITDA	$275,025	$291,026

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

Fiscal Year 2022 Compared to Fiscal Year 2021

We are omitting from this section our discussion of the earliest of the three years of financial information included in this Form 10-K. The discussion for fiscal year 2022 compared to fiscal year 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 24, 2022, which was filed with the SEC on November 23, 2022.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2023 amounted to $225.2 million, an increase of $4.7 million compared to the prior year. The increase was primarily due to a lower level of working capital compared to the prior year, which stemmed from the decline in wholesale costs of propane (discussed above) coupled with the payment in fiscal 2022 of the employer portion of social security payroll tax that was deferred during a certain portion of fiscal 2020 under the CARES Act, partially offset by lower earnings.

Investing Activities. Net cash used in investing activities of $170.6 million for fiscal 2023 consisted of the RNG Acquisition (net of cash acquired and Green Bonds assumed) of $108.3 million, capital expenditures of $44.9 million (including approximately $25.2 million to support the growth of operations and $19.7 million for maintenance expenditures), $7.5 million used in the acquisition of a retail propane business, a $3.1 million investment in a privately held start-up entity (plus direct transaction costs) and additional investments in Oberon, partially offset by approximately $4.4 million in proceeds from the sale of property, plant and equipment. See Part IV, Note 4 of this Annual Report in relation to these transactions.

Net cash used in investing activities of $94.4 million for fiscal 2022 consisted of capital expenditures of $44.4 million (including $24.3 million to support the growth of operations and $20.1 million for maintenance expenditures), a $30.0 million investment in IH (plus direct transaction costs), as well as $25.6 million used in the acquisition of a retail propane business and additional investments in Oberon. This was partially offset by approximately $6.0 million in net proceeds from the sale of property, plant and equipment, as well as the sale of certain assets and operations in a non-strategic market of the propane segment.

Financing Activities. Net cash used in financing activities of $44.6 million for fiscal 2023 reflected $82.4 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and first three quarters of fiscal 2023, $42.4 million in net borrowings under our revolving credit facility, which were used to fund the acquisitions and investments noted above, and other financing activities of $4.6 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 30, 2023, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $132.0 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement. On December 28, 2022, we amended the credit agreement to modify certain restrictive and affirmative covenants set forth in the credit agreement and replace the LIBOR component of the borrowing rate with a rate based on SOFR. See Part IV, Note 10 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 30, 2023 are as follows: fiscal 2024: $-0-; fiscal 2025: $132.0 million; fiscal 2026: $-0- ; fiscal 2027: $350.0 million; fiscal 2028: $-0- ; and thereafter: $730.6 million.

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

(Dollars in thousands)
	Fiscal	Fiscal
	2023	2022
Long-term borrowings	$1,212,645	$1,089,600

Adjusted EBITDA	275,025	291,026
Compensation costs recognized under Restricted Unit Plans	8,260	11,253
Other	168	—
Adjusted EBITDA for use in calculation	283,453	302,279

Total Consolidated Leverage Ratio	4.28 x	3.60 x

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

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. We made contribution payments to the defined benefit pension plan of $4.0 million, $3.3 million and $6.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of September 30, 2023 and September 24, 2022, the plan’s projected benefit obligation exceeded the fair value of plan assets by $18.0 million and $20.8 million, respectively. The net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $2.8 million during fiscal 2023, which was primarily attributable to the contributions made during the year, as well as the increase in the discount rate used to measure the benefit obligation. During fiscal 2024, we expect to contribute approximately $4.0 million to the defined benefit pension plan.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. For purposes of measuring the projected benefit obligation as of September 30, 2023 and September 24, 2022, we used a discount rate of 5.50% and 5.125%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations. With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

During fiscal 2022, lump sum pension settlement payments of $3.3 million exceeded the interest and service cost components of the net periodic pension cost of $2.2 million. As a result, we recorded a non-cash settlement charge of $0.8 million during fiscal 2022, in order to accelerate recognition of a portion of cumulative unamortized losses. Similarly, during fiscal 2021, lump sum pension settlement payments of $3.9 million exceeded the interest and service cost components of the net periodic pension cost of $2.3 million. As a result, we recorded a non-cash settlement charge of $1.0 million during fiscal 2021, also in order to accelerate recognition of a portion of cumulative unamortized losses. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Contractual and Other Obligations

The following table summarizes payments due under our known contractual and other obligations as of September 30, 2023:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2029 and
	2024	2025	2026	2027	2028	thereafter
Long-term debt obligations	—	132,000	—	350,000	—	730,645
Interest payments	70,788	60,693	57,498	47,217	36,935	111,498
Operating lease obligations (a)	40,660	36,491	30,991	20,818	15,701	24,501
Self-insurance obligations (b)	13,972	11,705	9,118	6,277	3,402	16,155
Pension contributions (c)	4,000	5,600	4,000	4,000	4,000	8,000
Other obligations (d)	31,588	10,097	12,057	2,294	2,092	18,832
Total	$161,008	$256,586	$113,664	$430,606	$62,130	$909,631
(a)
Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.2 million, $3.0 million, $2.5 million, $1.6 million, $0.9 million and $4.2 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)
Amounts represent estimated minimum funding requirements for our pension plan.
(d)
These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and incentive benefits, as well as other contractual obligations.

Additionally, we have standby letters of credit in the aggregate amount of $42.7 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2024.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 88% of our vehicle fleet, approximately 26% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $41.7 million, $41.0 million and $37.8 million for fiscal 2023, 2022 and 2021, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 30, 2023 are presented in the table above.

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2032, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $39.9 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 30, 2023 and September 24, 2022.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 30, 2023, we were not party to any interest rate swap agreement.

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

a.
The fair value of open positions as of September 30, 2023.
b.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 30, 2023 indicates a decrease in potential future net gains of $4.3 million. See also Item 7A of this Annual Report. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2023
Revenues	$397,470	$526,501	$278,628	$226,595	$1,429,194
Costs of products sold	182,653	231,608	110,446	65,424	590,131
Operating income	62,315	125,679	14,866	3,989	206,849
Net income (loss)	45,394	104,477	(5,261)	(20,858)	123,752
Net income (loss) per Common Unit - basic (a)	$0.71	$1.63	$(0.08)	$(0.33)	$1.94
Net income (loss) per Common Unit - diluted (a)	$0.71	$1.62	$(0.08)	$(0.33)	$1.92

Cash provided by (used in):
Operating activities	6,272	99,122	61,998	57,847	225,239
Investing activities	(14,391)	(123,104)	(19,640)	(13,502)	(170,637)
Financing activities	10,097	35,866	(41,616)	(48,975)	(44,628)
EBITDA (b)	$75,119	$140,637	$29,253	$15,386	$260,395
Adjusted EBITDA (b)	$90,042	$148,957	$33,024	$3,002	$275,025
Retail gallons sold
Propane	108,764	144,149	78,474	65,006	396,393
Fuel oil and refined fuels	5,563	7,742	3,354	2,444	19,103

Fiscal 2022
Revenues	$375,407	$588,095	$300,332	$237,631	$1,501,465
Costs of products sold	196,338	239,031	140,930	135,824	712,123
Operating income (loss)	37,256	191,961	14,771	(37,661)	206,327
Net income (loss)	21,298	175,102	(2,535)	(54,157)	139,708
Net income (loss) per Common Unit - basic (a)	$0.34	$2.77	$(0.04)	$(0.86)	2.21
Net income (loss) per Common Unit - diluted (a)	$0.34	$2.74	$(0.04)	$(0.86)	2.18

Cash provided by (used in):
Operating activities	(13,335)	108,874	75,597	49,411	220,547
Investing activities	(10,371)	(42,681)	(11,276)	(30,107)	(94,435)
Financing activities	21,426	(62,895)	(64,081)	(22,270)	(127,820)
EBITDA (b)	$52,411	$204,789	$26,749	$(24,306)	$259,643
Adjusted EBITDA (b)	$86,526	$172,520	$29,181	$2,799	$291,026
Retail gallons sold
Propane	105,265	159,179	75,510	61,368	401,322
Fuel oil and refined fuels	6,134	10,715	3,629	2,289	22,767

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2023
Net income (loss)	$45,394	$104,477	$(5,261)	$(20,858)	$123,752
Add:
(Benefit from) provision for income taxes	(48)	225	244	247	668
Interest expense, net	15,994	19,871	18,733	18,795	73,393
Depreciation and amortization	13,779	16,064	15,537	17,202	62,582
EBITDA	75,119	140,637	29,253	15,386	260,395
Unrealized non-cash losses (gains) on changes in fair value of derivatives	13,706	4,501	2,960	(17,496)	3,671
Equity in losses of unconsolidated affiliates	282	413	457	5,112	6,264
Acquisition-related costs	935	3,406	354	—	4,695
Adjusted EBITDA	$90,042	$148,957	$33,024	$3,002	$275,025

Fiscal 2022
Net income (loss)	$21,298	$175,102	$(2,535)	$(54,157)	$139,708
Add:
(Benefit from) provision for income taxes	(471)	371	271	258	429
Interest expense, net	15,299	15,254	15,004	15,101	60,658
Depreciation and amortization	16,285	14,062	14,009	14,492	58,848
EBITDA	52,411	204,789	26,749	(24,306)	259,643
Unrealized non-cash losses (gains) on changes in fair value of derivatives	33,505	(32,984)	921	26,487	27,929
Equity in losses of unconsolidated affiliates	610	715	877	412	2,614
Pension settlement charge	—	—	634	206	840
Adjusted EBITDA	$86,526	$172,520	$29,181	$2,799	$291,026

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 30, 2023, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

On December 28, 2022, Suburban Renewable Energy completed the RNG Acquisition. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management has excluded the assets and facilities acquired in the RNG Acquisition from its evaluation of internal control over financial reporting.

Other than as set forth above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2023. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 30, 2023, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 22, 2023 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), adopted or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) and (c) of Regulation S-K): on August 23, 2023, Michael A. Stivala, our President and Chief Executive Officer and a member of our Board of Supervisors, entered into a Rule 10b5-1 Plan. Mr. Stivala’s plan provides for the sale of a maximum of 45,000 Common Units, and expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

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

Seven of our current Supervisors, namely Messrs. Matthew J. Chanin, Harold R. Logan Jr., Lawrence C. Caldwell, Terence J. Connors, William M. Landuyt, Michael A. Stivala and Ms. Jane Swift, were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 18, 2021. Two of our current Supervisors, namely Ms. Amy M. Adams and Mr. Rommel M. Oates, were each appointed to the Board of Supervisors by unanimous approval of the Supervisors, pursuant to our Partnership Agreement, for a term due to expire at the next Tri-Annual Meeting of our Unitholders, currently planned for May 2024.

Four Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Audit Committee with authority to review, approve or ratify, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) the integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) the Partnership’s major financial risk exposure and the steps management has taken to monitor and mitigate such risks (including ESG and cybersecurity); (iv) review and approval of related person transactions; (v) the engagement, independence, qualifications and compensation of the internal audit function and independent registered public accounting firm; (vi) the performance of the internal audit function and the independent registered public accounting firm; and (vii) financial reporting and accounting complaints.

The Board of Supervisors has determined that all four current members of the Audit Committee, namely Messrs. Terence J. Connors, Lawrence C. Caldwell, William M. Landuyt and Rommel M. Oates, are independent and are audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report.

Mr. Matthew J. Chanin, Chairman of the Board, presides at regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the regular meetings of the Board of Supervisors. Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 22, 2023. Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	54	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	53	Chief Financial Officer
Steven C. Boyd	59	Chief Operating Officer
Douglas T. Brinkworth	62	Senior Vice President – Product Supply, Purchasing & Logistics
Neil E. Scanlon	58	Senior Vice President – Information Services
Daniel S. Bloomstein	50	Vice President, Controller and Chief Accounting Officer
Daniel W. Boyd	56	Vice President – Area Operations
Alejandro Centeno	51	Vice President – Operations
Francesca Cleffi	53	Vice President – Human Resources
M. Douglas Dagan	44	Vice President, Strategic Initiatives – Renewable Energy
A. Davin D’Ambrosio	59	Vice President and Treasurer
John D. Fields	58	Vice President – Area Operations
Samuel Hodges	52	Vice President – Area Operations
Bryon L. Koepke	51	Vice President – General Counsel and Secretary
Keith P. Onderdonk	59	Vice President – Operational Support
Nandini Sankara	44	Vice President – Marketing and Brand Strategy
Michael A. Schueler	57	Vice President – Product Supply
Brent C. Stubbs	46	Vice President – Area Operations
Matthew J. Chanin	69	Member of the Board of Supervisors (Board Chair and Chair of Nominating/Governance Committee)
Harold R. Logan, Jr.	79	Member of the Board of Supervisors
Jane Swift	58	Member of the Board of Supervisors (Chair of the Compensation Committee)
Lawrence C. Caldwell	77	Member of the Board of Supervisors
Terence J. Connors	68	Member of the Board of Supervisors (Chair of the Audit Committee)
William M. Landuyt	68	Member of the Board of Supervisors
Amy M. Adams	58	Member of the Board of Supervisors
Rommel M. Oates	44	Member of the Board of Supervisors

Mr. Stivala has served as our President since April 2014 and as our Chief Executive Officer since September 2014. Mr. Stivala has served as a Supervisor since November 2014. From November 2009 until March 2014 he was our Chief Financial Officer, and, before that, our Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that, he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice. Mr. Stivala currently serves on the Board of Directors of Independence Hydrogen Inc., in which we currently own a 25% equity stake; Nu:ionic Technologies Inc., in which we own a minority equity stake and Oberon Fuels, Inc., in which we currently own a 38% equity stake. In addition, Mr. Stivala is the Chairperson of the New Jersey Regional Council of the American Red Cross and a member of the Global Industry Council of the World LPG Association.

Mr. Stivala’s qualifications to sit on our Board include his years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for seven years, which day-to-day leadership roles have provided him with intimate knowledge of our operations.

Mr. Kuglin has served as our Chief Financial Officer since September 2014, and was our Vice President – Finance and Chief Accounting Officer from April 2014 through September 2014, and served as our Chief Accounting Officer until November 2023. Prior to that, he served as our Vice President and Chief Accounting Officer since November 2011, our Controller and Chief Accounting Officer since November 2009 and our Controller since October 2007. For the eight years prior to joining the Partnership, he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider. Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently as Manager in the Assurance practice. Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Mr. Bloomstein joined the Partnership as its Controller in April 2014 and was promoted to Vice President and Controller in October 2017. In November 2023, he was appointed Chief Accounting Officer. For the ten years prior to joining the Partnership, he held several executive financial and accounting positions with The Access Group, a network of professional services companies, and with Dow Jones & Company, Inc., a global news and financial information company. Mr. Bloomstein started his career with the international accounting firm PricewaterhouseCoopers LLP, working his way to the level of Manager in the Assurance practice. Mr. Bloomstein is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Mr. Centeno has served as our Vice President – Operations since August 2023. Prior to that, he was General Manager of our Midwest Territory since June 2017. Prior to that, Mr. Centeno served as Region Operations Manager of our Mid-Atlantic Region since December 2015 and Area Sales and Business Development Manager since April 2014. Prior to joining the Partnership in July 2007 as a CSC Manager through our Professional Development Program, Mr. Centeno spent 13 years in various management roles in the retail industry.

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

Mr. Hodges has served as our Vice President – Area Operations since October 2023. He joined the Partnership in 1997 as a Manager in Development and has held various management positions within the Partnership’s field operations; including, most recently, as General Manager of the Partnership’s Florida Region. Mr. Hodges has also served as the past President of the Florida Propane Gas

Association, the Chairman of the Florida LP Gas Advisory Board, and is the Chairman of the Florida Propane Gas Safety, Education, and Research Council.

Mr. Koepke has served as our Vice President – General Counsel and Secretary since October 2019, after serving as our Vice President – Deputy General Counsel and Assistant Secretary since March 2019. For the nineteen years prior to joining the Partnership, Mr. Koepke served as Senior Vice President, Chief Securities Counsel for Avis Budget Group, Inc., from October 2011 until joining the Partnership and prior to that as Corporate Counsel – Securities for Caterpillar Inc. and as a senior attorney advisor for the U.S. Securities and Exchange Commission. Mr. Koepke also serves as a member of the Board of Directors for the Association of Corporate Counsel New Jersey.

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

Mr. Palleschi has served as our Vice President, Renewable Natural Gas Operations since November 2023. Prior to that appointment, he was our Assistant Vice President, Renewable Natural Gas Operations since November 2022. Prior to that, Mr. Palleschi served as Director, Product Supply since 2020 and in various other management positions within the Partnership since joining the Partnership in 2006. Mr. Palleschi is also a founding member and President of the Sparta Benevolent Society, a non-profit organization located in Sparta, NJ.

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

Mr. Stubbs has served as Vice President – Operations since October 2023. Prior to that appointment, he was General Manager of our Mid-Atlantic Region since May 2021. Before then, he held the roles of Region Operations Manager and Area Sales Manager in the Mid-Atlantic region from 2015 to 2021. He joined the Partnership in September 2004 as a Customer Service Manager and held the role in various areas within the Partnership’s Mid-Atlantic operations for eleven years. Prior to joining the Partnership, Mr. Stubbs worked for a regional petroleum company for eight years.

Mr. Chanin has served as a Supervisor since November 2012 and was elected as Chairman of the Board of Supervisors effective January 1, 2021. He was Senior Managing Director of Prudential Investment Management, a subsidiary of Prudential Financial, Inc., from 1996 until his retirement in January 2012, after which he continued to provide consulting services to Prudential until December 2016. He headed Prudential’s private fixed income business, chaired an internal committee responsible for strategic investing and was a principal in Prudential Capital Partners, the firm’s mezzanine investment business and, until October 2017, served as a Director of two private companies that were in the fund portfolios of Prudential Capital Partners.

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

Ms. Swift has served as a Supervisor since April 2007. In November 2023, Ms. Swift was appointed President of Education at Work, a not-for-profit educational institution, which is part of the Strada Education Foundation and partners with industry and higher education institutions to prepare students for current and future careers through a work-based learning model. From July 2022 until October 2023, Ms. Swift served as an Operating Partner for Vistria Group, a private investment firm operating at the intersection of purpose and profit. Ms. Swift previously served as President and Executive Director of LearnLaunch Institute, a not-for-profit educational institution in Boston, Massachusetts; as Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence; as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products; as Senior Vice President at ConnectEDU Inc., a private education technology company; as the founder of WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies; and as a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001. In July 2022, Ms. Swift became the founder and President of Cobble Hill Farm Education & Rescue Center, which is a non-profit organization that provides animal rescue and education programs. In October 2023, Ms. Swift was appointed to the National Association Governing Board and currently serves as a member of the George W. Bush Institute Advisory Council, the Innovation Advisory Council of Boston College High School’s Shields Center for Innovation and as an advisor to companies within the Vistria Group’s education portfolio. She has previously served on the boards of both public and private companies in the education space, including K12, Inc., Animated Speech Company, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning.

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

Mr. Landuyt has served as a Supervisor since January 1, 2017. Since 2003, Mr. Landuyt has served as a Managing Director at Charterhouse Strategic Partners, LLC, and its predecessors (“Charterhouse”), private equity firms with a focus on build-ups, management buyouts, and growth capital investments primarily in the business services and healthcare services sectors, and has served on the Boards of Directors of a number of portfolio companies of those firms. From 1996 to 2003, Mr. Landuyt served as Chairman of the Board, President and Chief Executive Officer of Millennium Chemicals, Inc. (“Millennium”), and from 1983 to 1996 he served as Finance Director of Hanson plc and several other senior executive positions with Hanson Industries, the U.S. subsidiary of Hanson plc (collectively, “Hanson,”), including Vice President and Chief Financial Officer and ultimately Director, President and Chief Executive Officer. Hanson and Millennium were both previous owners of the Partnership or its predecessor through 1996 and 1999, respectively. He joined Hanson after spending six years as a Certified Public Accountant and auditor at Price Waterhouse & Co., where he rose to the position of Senior Manager. Mr. Landuyt has previously served on the Boards of Directors (including their Audit and Compensation Committees) of public companies, including Bethlehem Steel Corp., MxEnergy Holdings, Inc., a leading retail marketer of natural gas and electricity contracts, and Top Image Systems, Inc. Mr. Landuyt is also the Co-Founder and Executive Director of Celtic Charms, Inc., a non-profit therapeutic horsemanship center previously engaged in serving people with physical and cognitive disabilities and disorders and now serving as a retirement home for Celtic Charms’ equines.

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

Ms. Adams has served as a Supervisor since May 2023. Since March 2023, Ms. Adams has served as Vice President of Government Partnerships and Funding at Cummins Inc., where she focuses on private-public collaboration building in the zero emissions space. Prior to that, Ms. Adams served as Vice President, Fuel Cell and Hydrogen Technologies, overseeing Cummins’ hydrogen investments and partnerships. Ms. Adams has worked for Cummins Inc. since January 1995 and has served in several senior leadership positions within the company that enabled her to build an extensive background in emerging energy solutions, including hydrogen fuel cell and electrolyzer technologies, strategic growth and market development initiatives and launching new generations of emission solutions in Cummins’ global markets. Ms. Adams has led complex businesses on three continents, enabling her to build a truly global perspective. From 1988 to 1995, Ms. Adams served in various management positions within Ameritech Corporation (now known as AT&T Teleholdings Inc.). Since 2020, Ms. Adams has served on the Management Board of the Hydrogen Council, a global CEO-led initiative aimed at fostering the clean energy transition and from 2021-2023 she served as a co-chair of the Council. Ms. Adams also serves on the Board of the Fuel Cell and Hydrogen Energy Association (FCHEA). Since 2018, Ms. Adams has also served as a National Board Member for Girls Inc., a non-profit organization that encourages and mentors young women as they work to navigate economic, gender and social barriers.

Ms. Adams’ qualifications to sit on our Board include her extensive corporate experience and background in managing emerging energy solutions, including an extensive understanding of hydrogen-based technologies, which enables her to provide helpful insights to the Board in connection with its oversight of the Partnership’s renewable energy investments and assets and the Partnership’s strategic plans for developing its renewable energy platform.

Mr. Oates has served as a Supervisor since May 2023. In 2015, Mr. Oates founded and currently serves as the Chairman and Chief Executive Officer of Oates Energy Solutions LLC, a privately-owned energy and technology value creation services company. Since 2020, Mr. Oates has also served as Chief Executive Officer of Refinery Calculator Inc., which is a global refining, energy, chemicals, emissions and hydrogen market intelligence cloud-based software and data platform. From 2015 to 2018, Mr. Oates served in several executive leadership roles in sales, marketing and commercial development within True North Venture Partners (an Ahearn, Walton, Cox family limited partnership entity), as well as within one of their portfolio companies, Aquahydrex Pty Ltd. From 2008 to 2015, Mr. Oates held several leadership positions within Praxair Inc. (now Linde PLC), most recently as Global Director of Hydrogen and Carbon Monoxide product management, where he was accountable for the overall profitability management functions for large-scale hydrogen pipeline and storage assets, as well as carbon monoxide, liquid methane, methanol and formalin business units. From 2000 to 2003, Mr. Oates founded and operated Oates Consulting Company, where he consulted on hydrogen storage business development. Since 2022, Mr. Oates has served as an independent director of the Board of Directors, as well as a member of the Nominating, Governance and Sustainability Committee of its Board of Directors for Summit Midstream Partners, LP, which owns, develops and operates midstream energy infrastructure assets in the continental United States. Since 2014, Mr. Oates has also served as a Board member for the International Association of Hydrogen Energy and has secured over 16 hydrogen technology, purification and storage patents.

Mr. Oates’s qualifications to sit on our Board include his extensive understanding of energy markets, renewable energy solutions, and over two decades of experience in hydrogen commercial and technical market development, which enables him to provide helpful insights to the Board in connection with its oversight of the Partnership’s renewable energy investments and assets and the Partnership’s strategic plans for developing its renewable energy platform.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines and Principles in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. In addition, we have adopted certain Corporate Governance Policies, including an Equity Holding Policy for Supervisors and Executives and an Incentive Compensation Recoupment Policy and a Clawback Policy. A copy of our Corporate Governance Guidelines and Principles, as well as a copy of the Corporate Governance Policies, is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

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

Compensation Committee Charter

The Compensation Committee reviews the performance of, and sets the compensation for, all of the Partnership’s executives. It also approves the design of executive compensation programs. In addition, the Compensation Committee participates in executive succession planning and management development. Four Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Compensation Committee. The Board of Supervisors has determined that all four current members of the Compensation Committee, Jane Swift, Matthew J. Chanin, Harold R. Logan, Jr. and Amy Adams are independent.
During fiscal 2023 and fiscal 2022, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11, below.

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

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development and identifies individuals qualified to become Board members, recommends to the Board the persons to be nominated for election as Supervisors at any Tri-Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board, develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines & Principles when appropriate, and oversees the evaluation of the Board and its committees. The Committee’s current members are Matthew J. Chanin (its Chair), Harold R. Logan, Jr., Jane Swift, Lawrence C. Caldwell, Terence J. Connors, William M. Landuyt, Amy M. Adams and Rommel M. Oates, all of whom are independent in accordance with our Corporate Governance Guidelines & Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter. A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December. In December 2022, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

Delinquent Section 16(a) Reports

The Form 4s filed by each of our then executive officers on November 16, 2022 inadvertently omitted the grants of phantom units to those executive officers on November 15, 2022. These grants of phantom units were reported on the amended Form 4s filed by each of our then executive officers on September 1, 2023. The Form 5 reflecting the purchases by Nandini Sankara, our Vice President – Marketing and Brand Strategy, on May 10, 2022, August 9, 2022, and November 8, 2022 was not filed until February 24, 2023.

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

Key Topics Covered in our CD&A

The following table summarizes the main areas of focus in our CD&A:

Compensation Governance
Participants in the Compensation Process
The Annual Compensation Decision Making Process
Risk Mitigation Policies
Executive Compensation Philosophy
Overview
Pay Mix
Components of Compensation
Base Salary
Annual Cash Bonus
Long-Term Incentive Plan
Restricted Unit Plan and Phantom Equity Plan
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
•
Evaluating and approving awards under our annual cash bonus plan, awards under our Long-Term Incentive Plan, grants under our Restricted Unit Plan and Phantom Equity Plan, and grants under our Distribution Equivalent Rights Plan, as well as all other executive compensation policies and programs;

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

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of awards under our Restricted Unit Plan and Phantom Equity Plan, and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance and individual performance. When recommending individual pay adjustments for the executive officers, our President and Chief Executive Officer presents the Committee with information comparing each executive officer’s current compensation to relevant benchmark data for comparable positions.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison. The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries, total cash compensation opportunities and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 1,699 organizations and approximately 1,051 positions that may or may not include similarly-sized national propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership. There was no formal consultancy role played by Mercer. Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resource consulting firm, in developing compensation packages for each of our named executive officers and our other executive officers. Because the Committee has followed an informal policy of only considering increases to executive base salaries every two years, the Committee commissions WTW to update their benchmarking study every two years. The Committee has also engaged the services of WTW in evaluating other aspects of executive compensation packages on a periodic basis, including the design of incentive compensation plans and other perquisites. WTW benchmarks the base salaries, total cash compensation opportunities and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States. The Committee engaged WTW in 2021 to provide benchmarking data in reviewing and establishing executive compensation for fiscal 2022 and for fiscal 2023, and again in 2023 to evaluate executive compensation for fiscal 2024.

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

The Annual Compensation Decision Making Process

Fiscal 2023 Committee Meetings

The Committee usually holds three regularly-scheduled meetings during the fiscal year: one in October or November, one in January and one in July, and may meet at other times during the year as warranted. During fiscal 2023, the Committee chose to meet in November, January and July. The Committee finalized the fiscal 2023 compensation packages for our named executive officers at its November 8, 2022 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each executive officer’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive officer’s compensation package for fiscal 2023. Prior to making its decisions regarding each named executive officer’s fiscal 2023 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year compared to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the previous year's recommendations provided by WTW in advance of the November 8, 2022 Committee meeting.

Our Approach to Setting Compensation Packages

Although the Committee has adopted an informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances warrant adjustments at a different time), the Committee still conducts an annual review of the compensation packages of all of our executive officers. In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive; including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year. As a result, different weights may be given to different components of compensation among each of our named executive officers. As a result of this informal policy, the Committee did not consider fiscal 2023 adjustments to the base salaries of our named executive officers.

As previously stated, the Committee reviewed benchmarking data from Mercer and WTW for comparison. This benchmarking data is just one of a number of factors considered by the Committee, but, in some cases, is not necessarily the most persuasive factor. The Committee compared total cash compensation opportunities (comprising base salary, annual cash bonuses and distribution equivalent rights payments) to the 50th percentile for the total cash compensation opportunity for the parallel position in both the Mercer benchmarking database and the market data provided by WTW. The Committee compared the total direct compensation, which includes the total cash compensation opportunity plus long-term incentives (inclusive of cash settled long-term incentives and grants under the Restricted Unit and Phantom Equity Plans) to the 75th percentile of the Mercer benchmarking database and the WTW benchmarking study. The Committee seeks to establish an overall compensation package for each of our executive officers that provides a competitive base salary, the opportunity to earn annual cash incentives based on annual performance targets, with the goal of establishing a total cash compensation opportunity that reflects the 50th percentile of the relevant benchmark data. The annual total cash compensation opportunity is supplemented with targeted long-term incentive opportunities, in the form of long-term performance-based awards under our Long-Term Incentive Plan and grants of awards under our Restricted Unit Plan and Phantom Equity Plan, to establish the target total direct compensation for each executive officer.

Compensation Peer Group

The Committee bases its benchmarking on the market data, provided by Mercer and WTW, derived from companies of a size similar to the Partnership, and does not rely solely on a peer group of other propane marketers. The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market. Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in different economic environments and have different ownership structures which may influence the comparability of compensation data for executive officer positions. This benchmarking approach has been in place for a number of years.

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
 • To further align the long-term interests
     of the recipient with the long-term
     interests of our Unitholders through
     encouragement of behaviors that may
     enhance the value of our Common Units
 • To provide an adequate compensation
     package in connection with an
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
•
Providing our named executive officers with restricted units and phantom units in order to encourage the retention of the participating executive officers and to align their interests with those of our Unitholders by offering an opportunity to increase their equity ownership in the Partnership, (in the case of restricted units), while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units; and
•
Providing our named executive officers with distribution equivalent rights to encourage behaviors conducive to distribution sustainability and growth.

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, annual cash bonus, the eligibility to participate in our Long-Term Incentive Plan for the potential to earn cash-settled long-term incentives, grants of phantom units under our Phantom Equity Plan, and distribution equivalent rights payments. In addition to the total cash compensation opportunity, each named executive officer is eligible to receive grants of restricted units under our Restricted Unit Plan, which, when combined with the total cash compensation opportunity, represents our named executive officers’ “total direct compensation opportunity.” This “mix” varies depending on his or her position, and the level of influence and line of sight to the activities that can help achieve the incentive targets. The base salary for each executive officer is the only fixed component of compensation, and the Restricted Unit Plan awards are the only non-cash compensation component. The annual cash bonuses and cash settled long-term incentive compensation, are dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, the Committee considers it crucial to emphasize the performance-based elements of the total cash compensation opportunities provided to them. Therefore, during fiscal 2023, 60% of our President and CEO’s and at least 40% of our other named executive officers’ total cash compensation opportunity was performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

In reviewing and establishing compensation packages for our named executive officers for fiscal 2023, at its meeting on November 8, 2022, in accordance with its informal policy of considering base salary increases every two years, the Committee did not make base salary adjustments. The Committee did, however, review the study provided by WTW for the fiscal 2022 adjustments, as well as the 2022 Mercer benchmark database. Specifically, both data sources were used to review and approve the target grant values of the non-cash Restricted Unit Plan, and cash settled Phantom Equity Plan, that were awarded to our named executive officers and certain other executive officers as part of their overall compensation packages for fiscal 2023.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2023, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan, and cash settled Phantom Equity Plan, grants each as a percentage of the total direct compensation opportunity for fiscal 2023:

Name	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Cash Settled Phantom Equity Plan Grants	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	28%	34%	26%	7%	5%	82%	18%
Michael A. Kuglin	30%	24%	18%	21%	7%	79%	21%
Steven C. Boyd	30%	24%	18%	21%	7%	80%	20%
Douglas T. Brinkworth	29%	23%	17%	23%	8%	78%	22%
Neil E. Scanlon	28%	23%	17%	23%	9%	78%	22%

In reviewing and establishing compensation packages for our named executive officers for fiscal 2024, at its meeting on November 7, 2023, in accordance with its informal policy of considering base salary increases every two years, fiscal 2024 is a year for which the Committee planned to consider base salary adjustments. In anticipation of this, at its July 18, 2023 meeting, it directed management to commission a WTW compensation benchmarking study for use in considering and determining any fiscal 2024 adjustments. The Committee used this study and the 2023 Mercer benchmark database as data sources to review and approve base salary adjustments, as well as the target grant values of the non-cash Restricted Unit Plan and cash settled Phantom Equity Plan grants that were awarded to our named executive officers and certain other executive officers as part of their overall compensation packages for fiscal 2024.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2024, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan, and cash settled Phantom Equity Plan, grants each as a percentage of the total direct compensation opportunity for fiscal 2024:

Name	Base Salary	Cash Bonus Target	Cash Settled Long-Term Incentive	Cash Settled Phantom Equity Plan Grants	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	28%	34%	25%	7%	6%	80%	20%
Michael A. Kuglin	28%	22%	17%	25%	8%	82%	18%
Steven C. Boyd	27%	22%	16%	27%	8%	81%	19%
Douglas T. Brinkworth	27%	22%	16%	27%	8%	81%	19%
Neil E. Scanlon	27%	22%	16%	27%	8%	81%	19%

Total Direct Compensation for Our President and Chief Executive Officer

At its meeting on November 9, 2021, the Committee reviewed a detailed benchmarking analysis of the components of total direct compensation for our President and Chief Executive Officer prepared by WTW in making decisions regarding structural changes to his compensation for fiscal 2022. Mr. Stivala has been the Partnership’s President and Chief Executive Officer since September 2014, and has navigated the Partnership through an extraordinarily challenging operating environment during his tenure, while also beginning to shift the strategic focus of the Partnership toward the building of a renewable energy platform. In reviewing the relevant benchmark data for similar-sized companies, the Committee acknowledged a significant shortfall in the total cash compensation opportunity for Mr. Stivala compared to the 50th percentile of the benchmark total cash compensation opportunity. In an effort to begin to close the gap on the perceived shortfall in the overall compensation structure for our President and Chief Executive Officer compared to the relevant benchmark, a number of changes were made to his fiscal 2022 compensation package. As part of the structural changes to the compensation package for our President and Chief Executive Officer, by increasing his Annual Bonus Target percentage to 120%, the Committee shifted a higher percentage of the total direct compensation opportunity to performance-based compensation under the Committee’s pay for performance philosophy.

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

In accordance with its informal policy of only considering base salary increases every two years, at its November 8, 2022 meeting, the Committee did not consider a salary increase for Mr. Stivala for fiscal 2023. Instead, the Committee focused its efforts on reviewing benchmark data to determine the appropriate target values of awards under the Restricted Unit Plan and the Phantom Equity Plan for Mr. Stivala for fiscal 2023. Similar to Mr. Stivala’s fiscal 2022 compensation package, his total cash compensation opportunity is reflective of the 50th percentile for the relevant benchmark and the percentage of “at risk” compensation for fiscal 2023 was 49%. The following summarizes the total direct compensation opportunity for our President and Chief Executive Officer for fiscal 2023:

Components of Total Direct Compensation	Fiscal 2023 Total Direct Compensation
Base Salary	$820,000
Annual Bonus Target %	120%
Annual Bonus Target $	$984,000
Distribution Equivalent Rights Payments	$156,532
Total Cash Compensation Opportunity	$1,960,532
LTIP Target $	$738,000
Restricted Unit Plan Award $	$629,526
Phantom Equity Plan Award $	$190,000
Total Direct Compensation Opportunity	$3,518,058
Performance-Based % of Total Direct Compensation Opportunity	49%

At its November 7, 2023 meeting, the Committee reviewed a detailed benchmarking analysis of the components of total direct compensation for our President and Chief Executive Officer prepared by WTW while making decisions regarding Mr. Stivala’s fiscal 2024 compensation package. The Committee acknowledged that there is still a significant shortfall in the total cash compensation opportunity for Mr. Stivala compared to the 50th percentile of the benchmark total cash compensation opportunity, as well as in comparison of the total direct compensation opportunity compared to the 75th percentile of the relevant benchmark.

The following table summarizes the total direct compensation opportunity for our President and Chief Executive Officer for fiscal 2024:

Components of Total Direct Compensation	Fiscal 2024 Total Direct Compensation
Base Salary	$910,000
Annual Bonus Target %	120%
Annual Bonus Target $	$1,092,000
Distribution Equivalent Rights Payments	$165,407
Total Cash Compensation Opportunity	$2,167,407
LTIP Target $	$819,000
Restricted Unit Plan Award $	$813,968
Phantom Equity Plan Award $	$236,200
Total Direct Compensation Opportunity	$4,036,575
Performance-Based % of Total Direct Compensation Opportunity	47%

Components of Compensation

Base Salary

Consistent with the process outlined in the section above titled “The Annual Compensation Decision Making Process,” at its November 8, 2022 meeting, the Committee followed its informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment) and, as a result, the Committee did not consider Fiscal 2023 base salary adjustments for our named executive offices.

The following base salaries were in effect during fiscal 2023 and fiscal 2022 for our named executive officers:

Name	Fiscal 2023 Base Salary	Fiscal 2022 Base Salary
Michael A. Stivala	$820,000	$820,000
Michael A. Kuglin	$450,000	$450,000
Steven C. Boyd	$460,000	$460,000
Douglas T. Brinkworth	$400,000	$400,000
Neil E. Scanlon	$350,000	$350,000

The base salaries paid to our named executive officers in fiscal 2023, fiscal 2022 and fiscal 2021 are reported in the column titled “Salary” in the Summary Compensation Table below.

At its November 7, 2023 meeting, the Committee approved the following base salaries for fiscal 2024 for our named executive officers:

Name	Fiscal 2024 Base Salary
Michael A. Stivala	$910,000
Michael A. Kuglin	$495,000
Steven C. Boyd	$500,000
Douglas T. Brinkworth	$445,000
Neil E. Scanlon	$390,000

Annual Cash Bonus Plan

The Committee uses the annual cash bonus plan (which falls within the SEC’s definition of a “Non-Equity Incentive Plan” for the purposes of the Summary Compensation Table and otherwise) to provide a cash incentive award to certain hourly and salaried employees; including our named executive officers. Payments, if any, are based on the attainment of EBITDA targets for the particular fiscal year, in accordance with an annual budget approved by our Board of Supervisors at the beginning of the fiscal year, and other qualitative factors that we refer to below as a “scorecard-based component.”

Components of Annual Cash Bonus Plan

Definitions

Actual EBITDA: represents net income before deducting interest expense, income taxes, depreciation and amortization.

Actual Adjusted EBITDA: represents Actual EBITDA adjusted for various items, including, but not limited to: unrealized non-cash gains or losses on changes in the fair value of derivative instruments; gains or losses on sale of businesses; acquisition and integration-related costs; multi-employer pension plan withdrawal charges; pension settlement charges; earnings and losses from our unconsolidated affiliates; and losses on debt extinguishment.

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

The annual cash bonus plan contains two separate measurement components as follows:

•
Performance-based component in which Actual Adjusted EBITDA is compared to Budgeted EBITDA; and
•
Scorecard-based component in which up to an additional 35% of the target cash bonus may be awarded by the Committee, as an enhancement to the performance-based component, based on their evaluation of several qualitative scorecard items that include the following: key safety statistics compared to the prior year, customer base trends compared to the prior year, advancement of the Go Green with Suburban Propane corporate pillar and sustainability initiatives, and, in the case of our named executive officers, achievement of corporate and individual goals. The Committee uses its discretion regarding how much weight to place on any one, or several, of the qualitative scorecard items in determining the amount, if any, of the scorecard-based component to award in any fiscal year.

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

Fiscal 2023 Annual Cash Bonus

For fiscal 2023, our Budgeted EBITDA was $275.0 million. Our Actual Adjusted EBITDA was such that each of our executive officers earned 100% of his or her target cash bonus for the performance-based component of the annual cash bonus plan. During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 106% and 102% of his target cash bonus for fiscal 2022 and fiscal 2021, respectively. Additionally, for fiscal 2023, fiscal 2022 and fiscal 2021, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 25%, 24% and 25%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan. Accordingly, based on the performance of the Partnership, and the named executive officers, in fiscal 2024, 125% of target cash bonuses will be paid out in relation to fiscal 2023, in fiscal 2023, 130% of target cash bonuses were paid out in relation to fiscal 2022 and in fiscal 2022, 127% of target cash bonuses were paid out in relation to fiscal 2021.

The fiscal 2023 target cash bonus established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2023 are summarized as follows:

Name	Fiscal 2023 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2023 Target Cash Bonus	Fiscal 2023 Actual Cash Bonus Earned at 125%
Michael A. Stivala	120%	$984,000	$1,230,000
Michael A. Kuglin	80%	$360,000	$450,000
Steven C. Boyd	80%	$368,000	$460,000
Douglas T. Brinkworth	80%	$320,000	$400,000
Neil E. Scanlon	80%	$280,000	$350,000

The Use of Discretion

The Committee retains the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted. The Committee did not exercise this authority in fiscal 2023, fiscal 2022 or fiscal 2021.

If the Committee were to exercise its discretionary authority, any such discretionary bonuses provided to our named executive officers would be reported in the column titled “Bonus” in the Summary Compensation table below. The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2023, fiscal 2022 and fiscal 2021 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

At its November 7, 2023 meeting, the Committee approved the following fiscal 2024 target cash bonus opportunities for our named executive officers:

Name	Fiscal 2024 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2024 Target Cash Bonus
Michael A. Stivala	120%	$1,092,000
Michael A. Kuglin	80%	$396,000
Steven C. Boyd	80%	$400,000
Douglas T. Brinkworth	80%	$356,000
Neil E. Scanlon	80%	$312,000

Long-Term Incentive Plan

As result of a study completed by WTW, the Committee adopted our 2021 Long-Term Incentive Plan (the “LTIP”) to complement the annual cash bonus plan, which focuses on our short-term performance goals. The LTIP is a cash settled phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals and operating and strategic objectives. Under the LTIP, performance is assessed over a three-year measurement period and, as such, at the beginning of each fiscal year, there are three active award cycles. For example, at the beginning of fiscal 2023 the active award cycles included: the fiscal 2021 award, which started at the beginning of fiscal 2021 and ended at the conclusion of fiscal 2023; the fiscal 2022 award, which started at the beginning of fiscal 2022 and will end at the conclusion of fiscal 2024; and the fiscal 2023 award, which started at the beginning of fiscal 2023 and will end at the conclusion of fiscal 2025. In order to determine if a payment is earned under the LTIP, performance is evaluated using two separate measurement components: (i) 75% weight for the fiscal 2021 award and 50% weight for the fiscal 2022 and fiscal 2023 awards based on the level of average distributable cash flow, as defined in the LTIP, of the Partnership over the three-year measurement period

(the “Average Distributable Cash Flow”); and (ii) 25% weight for the fiscal 2021 award and 50% weight for the fiscal 2022 and fiscal 2023 awards based on the achievement of certain operating and strategic objectives, set by the Committee, over the three-year measurement period (the “Operating/Strategic Objectives Component”), as further described below.

Performance Conditions for the LTIP

Based on their evaluation of the recommendations by WTW in the benchmarking study, the Committee established a two-component performance metric under the LTIP. For the fiscal 2021 LTIP award, the measurement period of which concluded at the end of our fiscal 2023, the two components are weighted as follows:

•
75% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•
25% based on the achievement of certain Operating and Strategic Objectives (as determined by the Committee for each award cycle).

When approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale that will measure the Average Distributable Cash Flow component for the three-year measurement period. The target threshold for each fiscal year’s award cycle will represent a level of Average Distributable Cash Flow that reflects approximately 5% growth compared to a baseline distributable cash flow, or some other target threshold, as determined by the Committee. The following table illustrates the potential payout percentages associated with various levels of Average Distributable Cash Flow for the three-year measurement period of the fiscal 2021 award:

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	$215,000	150%
	213,000	145%
	211,000	140%
	209,000	135%
	207,000	130%
	205,000	125%
	203,000	120%
	201,000	115%
	199,000	110%
	197,000	105%
Target Threshold	195,000	100%
	191,000	95%
	187,000	90%
	183,000	85%
	179,000	80%
	175,000	75%
	171,000	70%
	167,000	65%
	163,000	60%
	159,000	55%
Minimum Threshold	$155,000	50%

The Committee also established specific operating and strategic objectives (“Operating/Strategic Objectives”) for the component of the LTIP that will measure the Partnership’s performance in achieving such Operating/Strategic Objectives for the three-year measurement period. At the end of the three-year measurement period, the Committee will evaluate the Partnership’s performance compared to the Operating/Strategic Objectives set at the beginning of the three-year measurement period to determine the amount, if any, of the Operating/Strategic Objectives component to award. The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2021 award:

1.
Achievement of target consolidated leverage ratio between 3.5x and 4.0x;
2.
Customer base growth; and
3.
Advancements in the Partnership’s Go Green with Suburban Propane initiative and other strategic growth initiatives.

The Committee will use its discretion regarding how much weight to place on any one, or several, of the Operating/Strategic Objectives in determining the amount to award, if any, of the Operating/Strategic Objectives Component as follows:

Percentage of Operating/Strategic Objectives Component Earned
Maximum Threshold	150%
125%
Target Threshold	100%
75%
Minimum Threshold	50%

At its meeting on November 9, 2021, the Committee approved a modification to the performance conditions of the LTIP, beginning with the fiscal 2022 award, which started at the beginning of fiscal 2022 and will end at the conclusion of fiscal 2024. Specifically, the Committee modified the weighting between the two-component performance metrics under the LTIP awards beginning with the fiscal 2022 award, as follows:

•
50% based on the level of Average Distributable Cash Flow achieved during an outstanding award’s three-year measurement period; and
•
50% based on the achievement of certain Operating/Strategic Objectives (as determined by the Committee for each award cycle).

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
3.
Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index; and
4.
Advancements in the Partnership’s Go Green with Suburban Propane initiative and other strategic growth initiatives.

For purposes of the fiscal 2023 award, which started at the beginning of fiscal 2023 and will end at the conclusion of fiscal 2025, the Committee established the following performance scale to measure the Average Distributable Cash Flow component for the award’s three-year measurement period.

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	$222,000	150%
	220,000	145%
	218,000	140%
	216,000	135%
	214,000	130%
	212,000	125%
	210,000	120%
	208,000	115%
	206,000	110%
	204,000	105%
Target Threshold	202,000	100%
	198,000	95%
	194,000	90%
	190,000	85%
	186,000	80%
	182,000	75%
	178,000	70%
	174,000	65%
	170,000	60%
	166,000	55%
Minimum Threshold	$162,000	50%

For the Operating/Strategic Objectives component of the fiscal 2023 award, the Committee maintained the same qualitative items as set forth above for the fiscal 2022 award.

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s salary. In accordance with the terms of the LTIP, at the beginning of the three-year measurement period for the fiscal 2021 LTIP awards, the number of each named executive officer’s unvested LTIP phantom unit award was calculated by dividing their target LTIP amount (representing 50% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period. At its meeting on November 9, 2021, the Committee approved a modification to the LTIP to provide for an increase in the target LTIP amount by increasing the target amount to represent 75% of the named executive officer’s (and certain other executive officers) target cash bonus under the annual cash bonus plan. This increased target amount is effective for the three-year measurement period beginning with the target award for the fiscal 2022 award cycle, which started at the beginning of fiscal 2022 and will end at the conclusion of fiscal 2024.

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

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55. A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom this retirement provision applied at the conclusion of fiscal 2023.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2023 and fiscal 2022 that will be used to calculate cash payments at the end of the respective award’s three-year measurement period:

	Fiscal 2023 Award	Fiscal 2022 Award
Michael A. Stivala	44,693	48,436
Michael A. Kuglin	16,351	17,721
Steven C. Boyd	16,715	18,114
Douglas T. Brinkworth	14,534	15,752
Neil E. Scanlon	12,718	13,783

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2023, fiscal 2022 and fiscal 2021 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

At its meeting on November 7, 2023, the Committee granted the following quantities of unvested LTIP phantom units to our named executive officers for fiscal 2024. These quantities will be used to calculate cash payments, if earned, at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2026).

Name	Fiscal 2024 Award
Michael A. Stivala	55,261
Michael A. Kuglin	20,040
Steven C. Boyd	20,242
Douglas T. Brinkworth	18,016
Neil E. Scanlon	15,789

Restricted Unit Plan

At their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (the “RUP”). Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors. At their May 18, 2021 Tri-Annual Meeting, our Unitholders authorized the issuance of an additional 1,725,000 Common Units under the RUP. At the conclusion of fiscal 2023, there were 704,985 restricted units remaining available under the RUP for future awards.

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

The Committee generally approves awards under our RUP at its first meeting each fiscal year following the availability of the financial results for the prior fiscal year; however, occasionally the Committee grants awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

Vesting Schedule

The standard vesting schedule of all of our outstanding RUP awards is one third of each award on each of the first three anniversaries of the award grant date. The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards, subject to the limitations set forth in the RUP, and described above, with respect to restricted units awarded under that plan. Unvested awards are subject to forfeiture in certain circumstances, as defined in the RUP document. The RUP places a five percent (5%) limit on the number of units then authorized for issuance that may (a) be awarded with a vesting schedule other than the standard vesting schedule, and (b) subject to certain limited exceptions, have their vesting accelerated to a date prior to the twelve-month anniversary of the effective date of their grant.

Outstanding Awards under the RUP

At its November 8, 2022 meeting, the Committee approved a grant of restricted units to each of our named executive officers. In determining these fiscal 2023 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2022. The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the RUP awards granted to our named executive officers at the Committee’s November 8, 2022 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2022	46,448
Michael A. Kuglin	November 15, 2022	29,336
Steven C. Boyd	November 15, 2022	29,336
Douglas T. Brinkworth	November 15, 2022	29,336
Neil E. Scanlon	November 15, 2022	25,669

At its November 7, 2023 meeting, the Committee granted the following awards under the RUP to our named executive officers:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2023	55,523
Michael A. Kuglin	November 15, 2023	26,445
Steven C. Boyd	November 15, 2023	29,384
Douglas T. Brinkworth	November 15, 2023	26,445
Neil E. Scanlon	November 15, 2023	23,507

The aggregate grant date fair values of RUP awards made during fiscal 2023, fiscal 2022 and fiscal 2021, computed in accordance with accounting principles generally accepted in the United States of America, are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The RUP contains retirement provisions that provide for the issuance of Common Units (six months and one day after the retirement date of qualifying participants) relating to unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•
The unvested award has been held by the grantee for at least one year;
•
The grantee is age 55 or older; and
•
The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom these retirement provisions applied at the end of fiscal 2023.

2022 Phantom Equity Plan

At its November 8, 2022 meeting, the Committee adopted our 2022 Phantom Equity Plan (the “PEP”) as a component of our long-term compensation, based on an analysis of market practices of different components of total compensation prepared by WTW. The adoption of the PEP was recommended by WTW to provide an additional component of long-term compensation that has similar characteristics of our RUP, but that provides for cash settlement. In adopting the PEP, the Committee’s intent is to provide a reasonable mixture of both cash and non-cash equity-based compensation as components of long-term compensation.

Grant Process

The grant process, and the decision-making process for the granting of phantom equity units, for the PEP are identical to that of our RUP (described above). The Committee will generally approve awards under our PEP at its first meeting each fiscal year following the availability of the financial results for the prior fiscal year; however, the Committee reserves the right to grant awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.

Upon vesting, phantom equity units are automatically converted into cash, the value of which is equal to the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the date of issuance.

Vesting Schedule

The standard vesting schedule of all of our outstanding PEP awards will be one third of each award on each of the first three anniversaries of the award grant date, subject to continuous employment or service from the grant date through the applicable payment date. The Committee retains the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular PEP awards. Unvested awards are subject to forfeiture in certain circumstances, as defined in the PEP document and the applicable award agreements. The change in control vesting provisions under the PEP are described in more detail below.

Outstanding Awards under the PEP

At its November 8, 2022 meeting, in tandem with RUP awards, the Committee approved PEP awards for each of our named executive officers. In determining these fiscal 2023 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2022.

The following table summarizes the phantom equity units granted to our named executive officers at the Committee’s November 8, 2022 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2022	11,612
Michael A. Kuglin	November 15, 2022	19,557
Steven C. Boyd	November 15, 2022	19,557
Douglas T. Brinkworth	November 15, 2022	19,557
Neil E. Scanlon	November 15, 2022	17,113

The following table summarizes the phantom equity units granted to our named executive officers at the Committee’s November 7, 2023 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2023	13,881
Michael A. Kuglin	November 15, 2023	26,445
Steven C. Boyd	November 15, 2023	29,384
Douglas T. Brinkworth	November 15, 2023	26,445
Neil E. Scanlon	November 15, 2023	23,507

The grant date values based on the target outcomes of the awards under the PEP granted during fiscal 2023 and fiscal 2022 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Retirement Provisions

The PEP document contains retirement provisions that provide for the vesting of phantom units six months and one day after the retirement date of qualifying participants who meet all three of the following conditions on his or her retirement date:

•
The unvested award has been held by the grantee for at least one year;
•
The grantee is age 55 or older; and
•
The grantee has worked for us, or one of our predecessors, for at least 10 years.

Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are our only named executive officers to whom these retirement provisions applied at the end of fiscal 2023.

For those who meet the conditions set forth in the retirement provisions of the PEP, the cash payment shall be equal to the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the vesting date.

Distribution Equivalent Rights Plan

At its January 17, 2017 meeting, the Committee adopted a Distribution Equivalent Rights Plan (the “DER Plan”) as a component of executive compensation based on data provided by WTW that indicated a DER Plan aligned with industry norms (77% of other publicly traded partnerships and 92% of a sample of broader energy/utility companies, at that time, provided such plans to their executives in one form or another). The Committee adopted the DER Plan because the cash compensation resulting from the DER Plan would help, in certain instances, to lessen the gap between the total compensation paid to some of our named executive officers and the benchmark compensation data. Additionally, the Committee intends for the DER Plan to provide our named executive officers with a reasonable balance between performance-based and non-performance-based cash opportunities and to assist our named executive officers to obtain funds to settle the taxes on equity-based compensation (i.e., taxes generated when restricted units vest). Most importantly, the Committee believes that this form of compensation further aligns the interests of our named executive officers with the interests of our Unitholders because it provides an incentive for the types of behaviors that lead to distribution sustainability and growth. At their November 8, 2022 meeting, the Committee amended the DER Plan to make unvested phantom units awarded under the PEP eligible for payments under the DER Plan. This became effective with the first distribution that was declared by the Board of Supervisors during calendar year 2023.

The executive officers of the Partnership (as defined in the DER Plan document) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee. Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, but only after such distribution is paid to the Unitholders, which cash payment is equal to the amount calculated by multiplying (A) the number of unvested restricted units that have been previously awarded to the grantee under the RUP plus, beginning with fiscal 2023, the number of unvested phantom units that have been previously awarded to the grantee under the PEP, which are held by the grantee on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause. DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiary (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units under the RUP and unvested phantom units under the PEP then held by the grantee, or (c) the grantee becoming employed by us or our subsidiary in a role other than as an executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described below.

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers. The following table summarizes the DER payments made to our named executive officers during fiscal 2023:

Name	Payment Amount
Michael A. Stivala	$156,532
Michael A. Kuglin	$124,580
Steven C. Boyd	$124,580
Douglas T. Brinkworth	$123,275
Neil E. Scanlon	$112,570

The DER Plan payments made to our named executive officers during fiscal 2023, fiscal 2022, and fiscal 2021 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

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

The changes in the actuarial value, if any, relative to Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s participation in the Cash Balance Plan during fiscal 2023, fiscal 2022 and fiscal 2021 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2023, fiscal 2022 and fiscal 2021, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2023, fiscal 2022 and fiscal 2021 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $330,000 for calendar year 2023, $305,000 for calendar year 2022, and $290,000 for calendar year 2021. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits. For fiscal 2023, fiscal 2022 and fiscal 2021, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2023, fiscal 2022 and fiscal 2021 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2023.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$20,243	$—
Michael A. Kuglin	$—	$21,067	$—
Steven C. Boyd	$3,600	$10,589	$—
Douglas T. Brinkworth	$3,400	$17,623	$3,550
Neil E. Scanlon	$3,600	$18,745	$3,150

Perquisite-related costs for fiscal 2023, fiscal 2022 and fiscal 2021 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate, both because these benefits are an inducement to accepting employment, and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Executive Special Severance Plan.” During fiscal 2023, fiscal 2022, and fiscal 2021, our Executive Special Severance Plan covered all of our executive officers, including our named executive officers.

Based on the results of the benchmarking study performed by WTW, at its November 12, 2019 meeting, the Committee approved the Executive Special Severance Plan, which became effective January 1, 2020. The Executive Special Severance Plan is intended to provide double-trigger severance benefits to our named executive officers and certain other senior employees of the Partnership in the event that their employment is terminated by us without “cause” or by the participant for “good reason” (as defined in the Executive Special Severance Plan) during the six-month period prior to, or upon or within the 24-month period following, a change of control (defined as described below). Under the Executive Special Severance Plan, a participant is entitled to receive a lump sum cash payment equal to one fifty-second (1/52nd) of the sum of the participant’s base salary plus target bonus, multiplied by the number of severance weeks available to the participant. The number of severance weeks for each of our named executive officers is 156. In addition to cash severance, participants are also entitled to receive continued health coverage, a pro-rata bonus for the year of termination and outplacement services. Participants must execute a release of claims, inclusive of an 18-month non-competition, non-solicitation and non-disparagement covenant as a condition of receiving severance payments under the plan.

Under the RUP, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the plan will vest immediately and become distributable to the participants. Under the PEP, without regard to whether a participant’s employment is terminated, all unvested phantom awards granted under the plan will vest immediately and the participants shall be paid amounts equal to the number of phantom units held by a particular participant multiplied by the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the date on which the change of control occurred. In addition, under the LTIP, upon a change of control and without regard to whether a participant’s employment is terminated, all outstanding, unvested phantom unit awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred. Under the LTIP, an amount equal to the cash value of 150% of a participant’s unvested phantom units under the respective outstanding LTIP award, plus a sum equal to 150% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred, would become payable to the participant.

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

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2023:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2023 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

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

Incentive Compensation Recoupment Policy

We have a longstanding Incentive Compensation Recoupment Policy that permits the Committee to seek reimbursement from certain executives of the Partnership of incentive compensation (i.e., payments made pursuant to the annual cash bonus plan, the Long-Term Incentive Plan, the Restricted Unit Plan, the Phantom Equity Plan and the Distribution Equivalent Rights Plan) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported. Such reimbursement can be sought from executives even if they were not personally responsible for the restatement. In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary; including cancellation of any unvested restricted units.

The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Corporate Governance” tab.

Clawback Policy

At its November 7, 2023 meeting, the Committee adopted a Dodd-Frank Clawback Policy that is effective as of December 1, 2023 in response to the SEC having adopted new rules that require stock exchanges to update their listing standards for registrants to adopt compliant clawback rules that were mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Pursuant to this new rule, the NYSE, on which our units are traded, updated its listing standards effective as of October 2, 2023 to require issuers to adopt a clawback policy by December 1, 2023 that standardizes the requirements for the mandatory recovery of incentive-based compensation that is erroneously awarded to executive officers within the past three fiscal years due to material financial misstatements.

The Dodd Frank Clawback Policy is available on our website at www.suburbanpropane.com under the “Corporate Governance” tab.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this CD&A. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this CD&A be included in this Annual Report on Form 10-K for fiscal 2023.

The Compensation Committee:

Jane Swift, Chair

Amy Adams

Matthew Chanin

Harold R. Logan, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2023	$820,000	$—	$1,731,829	$1,386,532	$—	$30,143	$3,968,504
President and Chief Executive Officer	2022	$820,000	$—	$1,671,147	$1,438,291	$—	$30,563	$3,960,001
	2021	$600,000	$—	$1,429,420	$1,055,653	$—	$30,174	$3,115,247

Michael A. Kuglin	2023	$450,000	$—	$1,051,371	$574,580	$—	$30,967	$2,106,918
Chief Financial Officer	2022	$450,000	$—	$959,314	$582,975	$—	$33,232	$2,025,521
	2021	$400,000	$—	$858,626	$494,050	$—	$26,903	$1,779,579

Steven C. Boyd	2023	$460,000	$—	$1,058,791	$584,580	$—	$24,851	$2,128,222
Chief Operating Officer	2022	$460,000	$—	$966,847	$593,375	$—	$22,969	$2,043,191
	2021	$400,000	$—	$858,626	$494,050	$—	$22,194	$1,774,870

Douglas Brinkworth	2023	$400,000	$—	$1,014,285	$523,275	$—	$35,235	$1,972,795
Senior Vice President -	2022	$400,000	$—	$921,635	$527,453	$—	$34,664	$1,883,752
Product Supply, Purchasing and Logistics	2021	$360,000	$—	$794,637	$448,049	$—	$32,652	$1,635,338

Neil E. Scanlon	2023	$350,000	$—	$887,503	$462,570	$—	$36,157	$1,736,230
Senior Vice President -	2022	$350,000	$—	$842,618	$470,855	$—	$32,734	$1,696,207
Information Services	2021	$320,000	$—	$774,407	$405,699	$—	$33,192	$1,533,298

(1)
Includes amounts deferred by named executive officers as contributions to the 401(k) Plan. For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, RUP and PEP awards and DER Plan payments), refer to the subheading titled “Components of Compensation” in the CD&A above.

(2)
This column is reserved for discretionary cash bonuses that are not based on any performance criteria. During fiscal years 2023, 2022 and 2021, the Committee did not provide our named executive officers with non-performance related bonus payments. For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the CD&A above.

(3)
The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2023, 2022 and 2021, the 2023 aggregate grant date fair value of phantom equity awards and the aggregate grant date fair value of awards made in fiscal years 2023, 2022, and 2021 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions. These amounts were calculated in accordance with US GAAP for financial reporting purposes based on the assumptions described in Part IV, Note 11 of this Annual Report, but disregarding estimates of forfeiture. For the LTIP awards granted in fiscal 2023, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth and Scanlon would be $1,368,454, $500,653, $511,783, $445,024, and $389,400, respectively. Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments our named executive officers will ultimately receive under the LTIP at the end of the applicable measurement period. The actual payments earned by our named executive officers for the 2021 LTIP awards (the measurement period of which concluded at the end of fiscal 2023) are reported in the “Equity Vested Table for 2023” below. The specific details regarding these plans are provided in the preceding CD&A under the subheadings “Restricted Unit Plan,” “Phantom Equity Plan,” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
2023
RUP	$629,526	$397,602	$397,602	$397,602	$347,903
PEP	190,000	320,000	320,000	320,000	280,000
LTIP	912,303	333,769	341,189	296,683	259,600
Total	$1,731,829	$1,051,371	$1,058,791	$1,014,285	$887,503
2022
RUP	$744,247	$620,202	$620,202	$620,202	$578,864
LTIP	926,900	339,112	346,645	301,433	263,754
Total	$1,671,147	$959,314	$966,847	$921,635	$842,618
2021
RUP	$1,050,090	$656,315	$656,315	$612,560	$612,560
LTIP	379,330	202,311	202,311	182,077	161,847
Total	$1,429,420	$858,626	$858,626	$794,637	$774,407

(4)
The fiscal 2023, fiscal 2022 and fiscal 2021 amounts of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan,” and the “Distribution Equivalent Rights Plan” section for information regarding the DER Plan in the CD&A.

2023	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$1,230,000	$450,000	$460,000	$400,000	$350,000
DER Payments	156,532	124,580	124,580	123,275	112,570
Total	$1,386,532	$574,580	$584,580	$523,275	$462,570

2022	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$1,279,200	$468,000	$478,400	$416,000	$364,000
DER Payments	159,091	114,975	114,975	111,453	106,855
Total	$1,438,291	$582,975	$593,375	$527,453	$470,855

2021	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$914,400	$406,400	$406,400	$365,760	$325,120
DER Payments	141,253	87,650	87,650	82,289	80,579
Total	$1,055,653	$494,050	$494,050	$448,049	$405,699

(5)
Mr. Stivala and Mr. Kuglin do not participate in the Cash Balance Plan. The present value of benefits accrued during fiscal 2023, fiscal 2022 and fiscal 2021 decreased due to increases in both the discount rate and the PPA lump sum segment rates. Under the disclosure rules, negative values are not shown in the table. The decreases in present values during fiscal 2023 were as follows: $9,802 for Mr. Boyd, $5,539 for Mr. Brinkworth and $5,894 for Mr. Scanlon. The decreases in present values during fiscal 2022 were as follows: $76,514 for Mr. Boyd, $37,749 for Mr. Brinkworth and $44,780 for Mr. Scanlon. The decreases in present values during fiscal 2021 were as follows: $6,365 for Mr. Boyd, $2,018 for Mr. Brinkworth and $4,181 for Mr. Scanlon.

(6)
The amounts reported in this column consist of the following:

Fiscal 2023
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$9,900	$9,900	$9,900	$9,900	$9,900
Value of Annual Physical Examination	—	—	—	3,550	3,150
Value of Partnership Provided Vehicles	20,243	21,067	10,589	17,623	18,745
Tax Preparation Services	—	—	3,600	3,400	3,600
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,143	$30,967	$24,851	$35,235	$36,157

Fiscal 2022
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$9,150	$9,150	$9,150	$9,150	$9,150
Value of Annual Physical Examination	3,150	3,150	—	3,550	—
Value of Partnership Provided Vehicles	18,263	20,932	9,057	18,002	18,822
Tax Preparation Services	—	—	4,000	3,200	4,000
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,563	$33,232	$22,969	$34,664	$32,734

Fiscal 2021
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$8,700	$8,700	$8,700	$8,700	$8,700
Value of Annual Physical Examination	3,150	—	—	3,150	3,100
Value of Partnership Provided Vehicles	18,324	18,203	8,732	16,840	17,430
Tax Preparation Services	—	—	4,000	3,200	3,200
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,174	$26,903	$22,194	$32,652	$33,192

Note: Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2023

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 30, 2023:

	Plan	Grant	Approval	Units Underlying Equity Incentive Plan	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	Awards (6)	Target	Maximum	Target	Maximum	or Units	Awards (7)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 22	8 Nov 22						46,448	$629,526
	Bonus (2)	25 Sep 22	8 Nov 22		$984,000	$1,525,200
	LTIP (3)	25 Sep 22	8 Nov 22	44,693			$912,303	$1,368,455
	DER (4)	17 Jan 17	17 Jan 17		$156,532
	PEP (5)	15 Nov 22	8 Nov 22	11,612	$190,000

Michael A. Kuglin	RUP (1)	15 Nov 22	8 Nov 22						29,336	$397,602
	Bonus (2)	25 Sep 22	8 Nov 22		$360,000	$558,000
	LTIP (3)	25 Sep 22	8 Nov 22	16,351			$333,769	$500,654
	DER (4)	17 Jan 17	17 Jan 17		$124,580
	PEP (5)	15 Nov 22	8 Nov 22	19,557	$320,000

Steven C. Boyd	RUP (1)	15 Nov 22	8 Nov 22						29,336	$397,602
	Bonus (2)	25 Sep 22	8 Nov 22		$368,000	$570,400
	LTIP (3)	25 Sep 22	8 Nov 22	16,715			$341,189	$511,784
	DER (4)	17 Jan 17	17 Jan 17		$124,580
	PEP (5)	15 Nov 22	8 Nov 22	19,557	$320,000

Douglas T. Brinkworth	RUP (1)	15 Nov 22	8 Nov 22						29,336	$397,602
	Bonus (2)	25 Sep 22	8 Nov 22		$320,000	$496,000
	LTIP (3)	25 Sep 22	8 Nov 22	14,534			$296,683	$445,025
	DER (4)	17 Jan 17	17 Jan 17		$123,275
	PEP (5)	15 Nov 22	8 Nov 22	19,557	$320,000

Neil E. Scanlon	RUP (1)	15 Nov 22	8 Nov 22						25,669	$347,903
	Bonus (2)	25 Sep 22	8 Nov 22		$280,000	$434,000
	LTIP (3)	25 Sep 22	8 Nov 22	12,718			$259,600	$389,400
	DER (4)	17 Jan 17	17 Jan 17		$112,570
	PEP (5)	15 Nov 22	8 Nov 22	17,113	$280,000

(1)
The quantity reported on these lines represents awards granted under the RUP. RUP awards vest as follows: one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date). Under the RUP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. Mr. Boyd, Mr. Brinkworth and Mr. Scanlon are the only named executive officers who satisfy the age and tenure criteria of the RUP. A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2023 awards to our named executive officers, is included in the CD&A under the subheading “Restricted Unit Plan.”
(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the CD&A under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2023 were equal to 125% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment. Because 125% of the “Target” awards were earned by our named executive officers during fiscal 2023, 125% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.
(3)
The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2023 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding the first day of fiscal 2023) of our Common Units at the beginning of fiscal 2023, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $1.30 per Common Unit. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target. Detailed descriptions of the plan and the calculation of awards are included in the CD&A under the subheading “Long-Term Incentive Plan.”

(4)
Amounts reported on these lines represent DER Plan payments made during the fiscal year. Detailed descriptions of the DER Plan and the calculation of the payments are included in the CD&A under the subheading “Distribution Equivalent Rights Plan.”
(5)
The PEP is a phantom equity unit plan that is settled in cash. Upon vesting of phantom equity units, payments to participants are calculated by multiplying the number of vested phantom equity units by the average of the highest and lowest trading prices on the trading day immediately preceding the vesting date. Detailed descriptions of the plan are included in the CD&A under the subheading “Phantom Equity Plan.”
(6)
This column is frequently used when non-equity incentive plan awards are denominated in units; in this case, the numbers reported represent the LTIP phantom units and phantom equity units each named executive officer was awarded under the LTIP and the PEP, respectively, during fiscal 2023. The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column are based on the probable outcome with respect to satisfaction of the performance conditions of the LTIP and calculated in accordance with US GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture. For purposes of this table, the numbers that appear in column (c) are the products of the multiplication of the number of phantom units granted to our named executive officers under the PEP during fiscal 2023 by the average of the highest and lowest trading prices of our Common Units on the grant date. Because the PEP awards do not vary because of performance measurements, we have reported only a target payment. The actual payments will be based on the fair market value of our Common Units on the vesting date.
(7)
The dollar amounts reported in this column represent the aggregate fair value of RUP awards on the grant date, based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture. The fair value shown may not be indicative of the value realized in the future upon vesting because of the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2023 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP, LTIP and PEP unit awards for each named executive officer as of September 30, 2023:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4), (5)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	108,797	$1,728,240	104,741	$1,927,879
Michael A. Kuglin	76,274	$1,211,612	53,629	$948,518
Steven C. Boyd	76,274	$1,211,612	54,386	$962,681
Douglas T. Brinkworth	75,270	$1,195,664	49,843	$877,633
Neil E. Scanlon	69,479	$1,103,674	43,614	$767,952

(1)
The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

The following is a schedule of when the RUP awards reported in column (g) above will vest:

Name	Number of RUP Awards That Have Not Vested	Number That Will Vest on November 15, 2023	Number That Will Vest on November 15, 2024	Number That Will Vest on November 15, 2025
Michael A. Stivala	108,797	58,706	34,609	15,482
Michael A. Kuglin	76,274	40,779	25,717	9,778
Steven C. Boyd	76,274	40,779	25,717	9,778
Douglas T. Brinkworth	75,270	39,775	25,717	9,778
Neil E. Scanlon	69,479	37,490	23,434	8,555

(2)
The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 29, 2023, the last trading day of fiscal 2023.
(3)
The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2023 and fiscal 2022 awards under the LTIP and the quantities of phantom equity units that underlie the outstanding PEP awards. For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the CD&A. For more information on the PEP, refer to the subheading “Phantom Equity Plan” in the CD&A.
(4)
The amounts reported in this column include the estimated future target payouts of the fiscal 2023 and fiscal 2022 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested phantom units included in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 30, 2023 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units multiplied by the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Fiscal 2023 Phantom LTIP Units	44,693	16,351	16,715	14,534	12,718
Value of Fiscal 2023 Phantom Units	$662,373	$242,340	$247,725	$215,401	$188,487
Estimated Distributions over Measurement Period	$174,303	$63,769	$65,189	$56,683	$49,600

Fiscal 2022 Phantom LTIP Units	48,436	17,721	18,114	15,752	13,783
Value of Fiscal 2022 Phantom Units	$717,846	$262,634	$268,459	$233,453	$204,271
Estimated Distributions over Measurement Period	$188,900	$69,112	$70,645	$61,433	$53,754
The amounts reported in this column also include the estimated future target payout of phantom equity unit awards granted under the PEP. These amounts were computed by multiplying phantom equity units included in column (i) by the average of the highest and lowest trading prices of our Common Units on September 29, 2023, the last trading day of our fiscal year. Because of the variability of the trading prices of our Common Units, actual payments may vary. The following charts provide a schedule of the phantom equity units and the dates on which they will vest:

Name	Number of PEP Awards That Have Not Vested	Value of Phantom Equity Plan Units on September 30, 2023
Michael A. Stivala	11,612	$184,457
Michael A. Kuglin	19,557	$310,663
Steven C. Boyd	19,557	$310,663
Douglas T. Brinkworth	19,557	$310,663
Neil E. Scanlon	17,113	$271,840

Name	Number of PEP Awards That Have Not Vested	Number That Will Vest on November 15, 2023	Number That Will Vest on November 15, 2024	Number That Will Vest on November 15, 2025
Michael A. Stivala	11,612	3,871	3,871	3,870
Michael A. Kuglin	19,557	6,519	6,519	6,519
Steven C. Boyd	19,557	6,519	6,519	6,519
Douglas T. Brinkworth	19,557	6,519	6,519	6,519
Neil E. Scanlon	17,113	5,705	5,705	5,703

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards at Fiscal Year End 2023 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2023

Awards under the RUP are settled in Common Units upon vesting. Awards under the LTIP, a phantom unit plan, and the PEP are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP (the first vesting of PEP awards will occur in fiscal 2024) and the vesting of the fiscal 2021 award under our LTIP for each named executive officer during the fiscal year ended September 30, 2023:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	60,029	$954,461
Michael A. Kuglin	41,504	$659,914
Steven C. Boyd	41,504	$659,914
Douglas T. Brinkworth	39,799	$632,804
Neil E. Scanlon	38,386	$610,337

(1)
The value realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan - Fiscal 2021 Award (2)
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	22,036	$426,280
Michael A. Kuglin	11,753	$227,359
Steven C. Boyd	11,753	$227,359
Douglas T. Brinkworth	10,577	$204,609
Neil E. Scanlon	9,402	$133,924

(2)
The fiscal 2021 award’s three-year measurement period concluded on September 30, 2023.
(3)
In accordance with the formula described in the CD&A under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were based upon each individual’s salary and target cash bonus at that time.
(4)
The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. The Partnership’s Distributable Cash Flow, over the three-year measurement period of the fiscal 2021 award, was such that the participants, including our named executive officers, earned 105% of the 75% component of their target payment amounts. For the 25% of target component measured on the achievement of operating and strategic objectives, the participants earned 100% of their target payment amounts. For more information, refer to the subheading “Long-Term Incentive Plan” in the CD&A.

Retirement Benefits Table for Fiscal 2023

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 30, 2023:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	N/A	N/A	$—	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$244,588	$—
	LTIP (3)	N/A	$652,016	$—
	RUP (4)	N/A	$745,610	$—
	PEP (5)		$—	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$159,164	$—
	LTIP (3)	N/A	$566,970	$—
	RUP (4)	N/A	$729,662	$—
	PEP (5)		$—	$—

Neil E. Scanlon	Cash Balance Plan (2)	6	$119,481	$—
	LTIP (3)	N/A	$496,112	$—
	RUP (4)	N/A	$695,922	$—
	PEP (5)		$—	$—

(1)
Because Mr. Stivala and Mr. Kuglin commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.
(2)
For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the CD&A.
(3)
On September 30, 2023, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the retirement criteria of the LTIP. For such participants, outstanding but unvested awards under the LTIP become fully vested. However, payouts of these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2023 and 2022 awards. The numbers reported on these lines represent the target payout of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s outstanding fiscal 2023 and 2022 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distributions paid during the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.
(4)
On September 30, 2023, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the age and tenure requirements of the retirement provisions of the RUP. These figures were calculated by multiplying the awards that met the holding requirements of the retirement provisions of the RUP by the average of the highest and lowest trading prices of our Common Units on September 29, 2023. At the conclusion of fiscal 2023, taking into consideration the one-year holding requirement of the retirement provisions of RUP, 46,938 of Mr. Boyd’s, 45,934 of Mr. Brinkworth’s and 43,810 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of the RUP. For more information on the Restricted Unit Plan and the retirement provisions therein, refer to the subheading “Restricted Unit Plan” in the CD&A. For participants who meet the retirement criteria, upon retirement, certain RUP awards vest six months and one day after retirement.
(5)
On September 30, 2023, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who met the age and tenure requirements of the retirement provisions of the PEP. However, because at the end of our fiscal year, the awards had been held by them for fewer than twelve months, the retirement provisions of the PEP did not apply to any of their unvested PEP awards. For more information on the PEP and the retirement provisions therein, refer to the subheading “Phantom Equity Plan” in the CD&A. For participants who meet the retirement criteria, upon retirement, certain PEP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Executive Special Severance Plan, the LTIP, the RUP and the PEP for the circumstances listed in the table assuming a September 30, 2023 termination date. For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$820,000	$5,412,000
Accelerated Vesting of Fiscal 2023, 2022 and 2021 LTIP Awards @ 150% (5)	—	—	—	2,962,689
Accelerated Vesting of Outstanding RUP Awards (6)	1,728,240	1,728,240	—	1,728,240
Accelerated Vesting of Outstanding PEP Awards (7)	184,457	184,457	—	184,457
Medical Benefits (3)	—	—	31,025	46,538
Total	$1,912,697	$1,912,697	$851,025	$10,333,924

Michael A. Kuglin
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$450,000	$2,430,000
Accelerated Vesting of Fiscal 2023, 2022 and 2021 LTIP Awards @ 150% (5)	—	—	—	1,187,153
Accelerated Vesting of Outstanding RUP Awards (6)	1,211,612	1,211,612	—	1,211,612
Accelerated Vesting of Outstanding PEP Awards (7)	310,663	310,663	—	310,663
Medical Benefits (3)	—	—	27,455	41,183
Total	$1,522,275	$1,522,275	$477,455	$5,180,611

Steven C. Boyd
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$460,000	$2,484,000
Accelerated Vesting of Fiscal 2023, 2022 and 2021 LTIP Awards @ 150% (5)	—	—	—	1,206,224
Accelerated Vesting of Outstanding RUP Awards (6)	1,211,612	1,211,612	745,610	1,211,612
Accelerated Vesting of Outstanding PEP Awards (7)	310,663	310,663	—	310,663
Medical Benefits (3)	—	—	28,325	42,488
Total	$1,522,275	$1,522,275	$1,233,935	$5,254,987

Douglas T. Brinkworth
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$400,000	$2,160,000
Accelerated Vesting of Fiscal 2023, 2022 and 2021 LTIP Awards @ 150% (5)	—	—	—	1,058,874
Accelerated Vesting of Outstanding RUP Awards (6)	1,195,664	1,195,664	729,662	1,195,664
Accelerated Vesting of Outstanding PEP Awards (7)	310,663	310,663	—	310,663
Medical Benefits (3)	—	—	27,875	41,813
Total	$1,506,327	$1,506,327	$1,157,537	$4,767,014

Neil E. Scanlon
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$350,000	$1,890,000
Accelerated Vesting of Fiscal 2023, 2022 and 2021 LTIP Awards @ 150% (5)	—	—	—	930,649
Accelerated Vesting of Outstanding RUP Awards (6)	1,103,674	1,103,674	695,922	1,103,674
Accelerated Vesting of Outstanding PEP Awards (7)	271,840	271,840	—	271,840
Medical Benefits (3)	—	—	27,500	41,250
Total	$1,375,514	$1,375,514	$1,073,422	$4,237,413

(1)
In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)
In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.
(3)
Any severance benefits, unrelated to a change of control event, payable to these named executive officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ substantially from this hypothetical presentation. For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in our health insurance plans for one year. In regard to a termination of employment without cause or resignation with good reason in connection to a change of control event, we will provide our named executive officers with eighteen months of insurance coverage.
(4)
Each of our named executive officers will receive 156 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 156 in accordance with the terms of the Executive Special Severance Plan in the event of a termination without cause or a resignation with good reason in connection to a change of control. For more information on the Executive Special Severance Plan, refer to the subheading “Change of Control” in the CD&A.
(5)
In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurred at the conclusion of fiscal 2023, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 30, 2023, the fiscal 2023, fiscal 2022 and fiscal 2021 awards would have been subject to this treatment. For more information, refer to the subheading “Long-Term Incentive Plan” in the CD&A.

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

(6)
The RUP provides for the vesting of all unvested awards held by a participant at the time of his or her death or at the time he or she becomes permanently disabled. The units shall vest six months and one day following the participant’s date of death or the date on which his or her employment was terminated as a result of the disability.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any unvested restricted unit awards held by such recipient will be forfeited. Because some of Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested awards were subject to the retirement provisions on the last day of fiscal 2023, if Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 30, 2023, 46,938 of Mr. Boyd’s, 45,934 of Mr. Brinkworth’s and 43,810 of Mr. Scanlon’s awards would have vested in accordance with the retirement provisions of the RUP.

In the event of a change of control, as defined in the 2018 Restricted Unit Plan document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

(7)
The PEP provides for the vesting of all unvested awards held by a participant at the time of his or her death or at the time he or she becomes permanently disabled. The awards shall vest six months and one day following the participant’s date of death or the date on which his or her employment was terminated as a result of the disability. Under circumstances unrelated to a change of control, if a PEP award recipient’s employment is terminated without cause or he or she resigns for good reason, any unvested phantom equity unit awards held by such recipient will be forfeited. Although Mr. Boyd, Mr. Brinkworth and Mr. Scanlon satisfied the age and service criteria of the retirement provisions of the plan, because they have held their unvested awards for fewer than twelve months, if Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 30, 2023, they would have forfeited their unvested phantom equity unit awards. In the event of a change of control, as defined in the 2022 Phantom Equity Plan document, all unvested PEP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Stivala, our President and Chief Executive Officer (the “CEO”):

For fiscal 2023, our last completed fiscal year:

•
the annual total compensation of the employee identified at median of our company (other than our CEO), was $60,543; and
•
the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $3,968,504.

Based on this information, for fiscal 2023, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 66 to 1.

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

We determined that, as of August 15, 2023, our employee population consisted of approximately 3,376 individuals. We selected August 15, 2023, which is within the last three months of fiscal 2023, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2023. This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any RUP awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period. In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2023 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $60,543.

PAY VERSUS PERFORMANCE

As a result of the rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K (“PvP Rules”), we are providing the following information regarding the relationship between “compensation actually paid” to our President and Chief Executive Officer (our Principal Executive Officer or “PEO”) and average “compensation actually paid” to our other named executive officers (our “Non-PEO NEOs”) and certain metrics of our financial performance for the last years, in each case, calculated in accordance with the PvP Rules. Pursuant to the PVP Rules, in determining the “compensation actually paid” to our named executive officers, we are required to make various adjustments to amounts that have been reported in the Summary Compensation Table for those fiscal years. The term “compensation actually paid” refers to the definition of such term under the PvP Rules and does not reflect compensation actually earned, realized, or received by our named executive officers. The table below summarizes compensation values previously reported in our Summary Compensation Table and the adjusted values required in this section for fiscal years 2023, 2022, and 2021. Note that compensation for Non-PEO NEOs is reported as an average.

Pay Versus Performance
					Value of Initial Fixed $100 Investment Based Made on September 26, 2020 (3):
Year	Summary Compensation Table Total for Mike Stivala, our PEO	Compensation Actually Paid to Mike Stivala, Our PEO (1)	Average Summary Compensation Table Total for Our Non-PEO Named Executive Officers (2)	Average Compensation Actually Paid to Our Non-PEO Named Executive Officers (1)	Suburban Propane Partners, LP Total Unitholder Return	Alerian MLP Index Total Shareholder Return	Net Income/(Loss) (in Thousands)	Partnership Adjusted EBITDA (in Thousands) (4)
2023	$3,968,504	$3,692,734	$1,986,041	$1,925,749	$37.86	$133.07	$123,752	$275,025
2022	$3,960,001	$4,414,143	$1,912,168	$2,171,310	$25.33	$85.85	$139,708	$291,026
2021	$3,115,247	$3,381,847	$1,680,771	$1,824,677	$10.68	$68.97	$122,793	$275,680

(1)
Compensation Actually Paid (“CAP”) is equal to the Summary Compensation Table total value of the period shown with adjustments for equity awards
(2)
For each fiscal year, our PEO and Non-PEO named executive officers were as follows:

Year	PEO	Non-PEO NEO	Non-PEO NEO	Non-PEO NEO	Non-PEO NEO
2023	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2022	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2021	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon

(3)
We have calculated total unitholder/shareholder return (“TSR”) in a manner consistent with the SEC stock performance graph disclosure requirements over the cumulative period covered in the disclosure (i.e., for 2021, the table represents the TSR over fiscal 2021, the TSR for 2022 represents the cumulative TSR over fiscal 2020 and fiscal 2021, etc.). The peer group used for comparison is the Alerian MLP Index. The TSR amounts reported for the Common Units of the Partnership and the Alerian MLP Index demonstrate the performance of a base amount of $100 invested on September 26, 2020, through the end of each of our three reported fiscal years.
(4)
As defined in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K in the section titled “Net Income and Adjusted EBITDA.”

“Compensation Actually Paid” to our named executive officers represents the “Total” compensation in the Summary Compensation Table for the applicable fiscal year, as adjusted as follows:

	Fiscal 2023		Fiscal 2022		Fiscal 2021
Adjustment	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers
Deduction for amounts reported under the “Unit Awards” column of the Summary Compensation Table	$(1,731,829)	$(1,002,988)	$(1,671,147)	$(922,604)	$(1,429,420)	$(821,574)
Deduction for change in the actuarial present values reported under the “Change in Pension Value” column of the Summary Compensation Table. (a)	$—	$—	$—	$—	$—	$—
Change in value of RUP awards granted during prior fiscal year that vested during this fiscal year, determined as of the vesting date. (b)	$11,406	$7,657	$28,985	$17,221	$109,125	$65,983
Change of ASC 718 fair value of LTIP awards granted during prior fiscal years that vested during this fiscal year, determined as of the vesting date. (c)	$(56,157)	$(26,026)	$49,933	$24,634	$65,359	$32,443
Change of ASC 718 fair value of PEP awards granted during prior fiscal years that vested during this fiscal year, determined as of the vesting date. (d)	$—	$—	$—	$—	$—	$—
Year-end ASC 718 fair value of RUP awards granted during this fiscal year. (e)	$670,710	$410,336	$830,703	$680,713	$976,117	$589,745
Year-end ASC 718 fair value of LTIP awards granted during this fiscal year. (f)	$717,249	$243,089	$992,181	$334,766	$403,555	$199,090
Year-end ASC 781 fair value of PEP awards granted during this fiscal year. (g)	$184,457	$300,957	$—	$—	$—	$—
Change of ASC 718 fair value of RUP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (e)	$77,171	$56,754	$144,605	$87,175	$84,524	$49,931
Change of ACS 718 fair value of LTIP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (h)	$(148,777)	$(50,071)	$78,882	$37,237	$57,340	$28,288
Change of ACS fair 718 of PEP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (d)	$—	$—	$—	$—	$—	$—
Total Adjustments	$(275,770)	$(60,292)	$454,142	$259,142	$266,600	$143,906

(a)
Three of our named executive officers, Mr. Boyd, Mr. Brinkworth, and Mr. Scanlon, participate in our now-closed to new participants pension plan. During fiscal years 2021 and 2022, the negative changes in pension values were not included in the Summary Compensation Table.

(b)
Represents the change in the market value of the restricted units granted under the RUP between the November 15th vesting date of each fiscal year reported and the market value of those same units at the end of the previous fiscal year. The following table provides the market values on the November 15th vesting date for each of the fiscal years reported. For more information, please refer to the section titled “Restricted Unit Plan” in our CD&A.

Fiscal Year	Vesting Date Value
2023	$15.90
2022	$15.31
2021	$16.65

(c)
Represents the changes in the market values, between the end of the prior fiscal year and the end of the current fiscal year, of LTIP awards that completed their respective three-year measurement periods at the end of each of the fiscal years reported. The changes in values include dividend equivalents accrued throughout the year. For purposes of the LTIP, market value is the average of the closing prices of our units for the twenty trading days preceding the final day of each fiscal year reported. The following table provides the market values that were used to calculate payments made to our named executive officers and the percentage of the payment they actually earned. For more information, please refer to the section titled “Long-Term Incentive Plan” in our CD&A.

Fiscal Year	Fiscal Year During Which Award was Granted	Vesting Date Value	Percentage Applied to Market Value Based on Financial Performance Over Three-Year Measurement Period	Percentage Earned Based on Scorecard Goal Attainment
2023	2021	$14.82	105%	100%
2022	2020	$16.51	110%	N/A
2021	2019	$15.24	150%	N/A

(d)
Fiscal 2023 will be the first fiscal year during which PEP awards will vest. For more information, please refer to the section titled “2022 Phantom Equity Plan” in our CD&A.
(e)
Because awards under this plan vest in thirds (the first third on the first anniversary of the grant date; the second third on the second anniversary of the grant date; and the final third on the third anniversary of the grant date) and because distributions are not paid on behalf of or accrued on behalf of unvested restricted units, the market value of each outstanding tranche was calculated by subtracting the present value of the estimated distributions over the course of each tranche’s remaining vesting period from the fair value of an outstanding Common Unit of the Partnership at the conclusion of each fiscal year reported.
(f)
Represents the values of LTIP awards granted during the fiscal years reported as if payments were earned at 100%. The value includes distribution equivalents accrued throughout the year. For purposes of the LTIP, market value is the average of the closing prices of our units for the twenty trading days preceding the final day of each fiscal year reported. The following table provides the market values that were used to calculate payments for our named executive officers and our assumption regarding the percentage of the LTIP payout that they would have earned if the three-year measurement period had concluded at the end of the fiscal year reported. For more information, please refer to the section titled “Long-Term Incentive Plan” in our CD&A.

Fiscal Year	Fiscal Year in Which the Measurement Period for this Year’s Award will End	Per Phantom Unit Fair Value at the End of the Fiscal Year Reported
2023	2025	$14.82
2022	2024	$16.51
2021	2023	$15.24

(g)
Because the PEP is settled in cash and because the plan does not provide for distribution equivalents, the values were calculated by multiplying outstanding awards by $15.89, the value of an outstanding SPH Common Unit at the end of fiscal 2023. Fiscal 2023 was the first year during which PEP awards were granted to our named executive officers.
(h)
Represents the values of LTIP awards granted in prior fiscal years, but remained outstanding at the end of the fiscal years reported. The values include distribution equivalents accrued throughout the fiscal years reported. For purposes of the LTIP, market value is the average of the closing prices of our units for the twenty trading days preceding the final day of each fiscal year reported. The following table provides the market values that were used to calculate payments for our named executive officers and our assumption regarding the percentage of the LTIP payout that they would have earned if the three-year measurement period had concluded at the end of the fiscal year reported. For more information, please refer to the section titled “Long-term Incentive Plan” in our CD&A.

Fiscal Year	Fiscal Year During Which Outstanding Award Granted in a Prior Fiscal Year Remained Outstanding at the End of this Fiscal Year was Granted	Value at the End of this Fiscal Year	Percentage that Would Be Applied to Market Value Based on Financial Performance if the End of this Fiscal Year Had Been the End of the Three-Year Measurement Period	Percentage Earned Based on Scorecard Goal Attainment if the End of this Fiscal Year Had Been the End of the Three-Year Measurement Period
2023	2022	$14.82	100%	100%
2022	2021	$16.51	120%	100%
2021	2020	$15.24	104%	N/A

For the fiscal year ended September 30, 2023, the most important financial performance measures used to link compensation actually paid to our named executive officers to company performance are Adjusted EBITDA, distributable cash flow, and total unitholder return. Payments under our Annual Cash Bonus Plan were determined, for the most part, by Adjusted EBITDA; LTIP payments were determined, for the most part, by distributable cash flow; and the value of compensation realized by our named executive officers when they are issued Common Units when their restricted units vest is inextricably linked to the performance of our Common Units.

Important Financial Performance Measures
Adjusted EBITDA
Distributable Cash Flow
Total Unitholder Return

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers with our Adjusted EBITDA.

Compensation Actually Paid Versus Adjusted EBITDA
Compensation Actually Paid ($)
Adjusted EBITDA (in millions $)
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$295
$290
$285
$280
$275
$270
$265
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,925,749
9/25/2021
9/24/2022
9/30/2023
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Adjusted EBITDA (in millions $)

Compensation Actually Paid Versus Adjusted EBITDA
	Fiscal 2021	Fiscal 2022	Fiscal 2023
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749
Adjusted EBITDA (in millions $)	$276	$291	$275

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers with our distributable cash flow.

Compensation Actually Paid Versus Distributable Cash Flow
Compensarion Actually Paid ($)
DCF (in millions)
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$215
$210
$205
$200
$195
$190
$185
$180
$175
$170
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,925,749
9/25/2021
9/24/2022
9/30/2023
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Distributable Cash Flow (in millions $)

Compensation Actually Paid Versus Distributable Cash Flow
	Fiscal 2021	Fiscal 2022	Fiscal 2023
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749
Distributable Cash Flow (in millions $)	$195	$212	$184

The Average Distributable Cash Flow, as defined above, of the Partnership for the three-year measurement periods ending in fiscal 2021, 2022 and 2023 was $183.8 million, $192.1 million and $197.1 million, respectively.

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers to the total unitholder return performance of our Common Units with the total shareholder return of the Alerian MLP Index, the peer group we selected for comparison. The total return to our Unitholders and the Alerian MLP Index’s total return assumes that $100 was invested on September 26, 2020 and that all distributions or dividends were reinvested on a quarterly basis.

Compensation Actually Paid Versus Total Unitholder Return
Compensation Actually Paid ($)
Total Unitholder Return ($)
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,925,749
9/25/2021
9/24/2022
9/30/2023
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Total Unitholder Return ($)
Peer Group Total Unitholder Return ($)

Compensation Actually Paid Versus Total Unitholder Return
	Fiscal 2021	Fiscal 2022	Fiscal 2023
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749
Our Total Unitholder Return ($)	$10.68	$25.33	$37.86
Our Peer Group's Total Shareholder Return	$68.97	$85.85	$133.07

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2023.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Matthew J. Chanin	$135,000	$—	$135,000
Lawrence C. Caldwell	$95,000	$—	$95,000
Terence J. Connors	$115,000	$—	$115,000
William M. Landuyt	$95,000	$—	$95,000
Harold R. Logan Jr.	$95,000	$—	$95,000
Jane Swift	$110,000	$—	$110,000
Amy M. Adams	$47,500	$325,276	$372,776
Rommel M. Oates	$47,500	$325,276	$372,776

(1)
This includes amounts earned for fiscal 2023, including quarterly retainer installments for the fourth quarter of 2023 that were paid in November 2023. Because of their May 5, 2023 appointment as members of our Board of Supervisors, the cash payments reported for Ms. Adams and Mr. Rommel are for their attendance at the July and November board meetings.
(2)
At the end of fiscal 2023, Mr. Chanin held 19,127 unvested restricted units, Messieurs Caldwell, Connors, Landuyt, Logan and Ms. Swift each held 14,877 unvested restricted units, and Ms. Adams and Mr. Oates each held 26,008 unvested restricted units.

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

Restricted Unit Plan. Each non-employee Supervisor is eligible to participate in our RUP. All awards vest in accordance with the provisions of the plan document (see the CD&A section titled “Restricted Unit Plan” for a description of the vesting schedule). Upon vesting, all awards are settled by issuing Common Units.

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2023 for each Supervisor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 20, 2023 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Michael A. Stivala (a)	227,677	*
Michael A. Kuglin (b)	115,461	*
Steven C. Boyd (b)	149,697	*
Douglas T. Brinkworth (c)	110,719	*
Neil Scanlon (d)	132,633	*
Matthew J. Chanin (e)	56,131	*
Harold R. Logan, Jr. (f)	35,077	*
Jane Swift (f)	23,697	*
Lawrence C. Caldwell (f)	54,952	*
Terence J. Connors (f)	43,145	*
William M. Landuyt (f)	53,645	*
Amy M. Adams (g)	—	*
Rommel M. Oates (g)	—	*
All Members of the Board of Supervisors and Executive Officers, as a group (28 persons) (h)	1,566,960	2.0%

(1)
With the exception of the 784 units held by the General Partner (see note (a) below), the above listed units may be held in brokerage accounts where they are pledged as security.
(2)
Based upon 64,015,004 Common Units outstanding on November 20, 2023.

* Less than 1%.

(a)
Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member. Excludes 105,614 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.
(b)
Excludes 61,940 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.
(c)
Excludes 64,879 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.
(d)
Excludes 55,496 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.
(e)
Excludes 9,563 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.
(f)
Excludes 7,438 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.
(g)
Excludes 26,008 unvested units, none of which will vest in the 60-day period following November 20, 2023.
(h)
Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), and (g), above, the reported number of units excludes 818,958 unvested restricted units, none of which will vest in the 60-day period following November 20, 2023.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 30, 2023, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,366,362	(2)	$12.94	704,985
Equity compensation plans not approved by security holders	—		—
Total	1,366,362		$12.94	704,985

(1)
Relates to the Restricted Unit Plans.
(2)
Represents number of restricted units that, as of September 30, 2023, had been granted under the Restricted Unit Plans but had not yet vested.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services related to fiscal years 2023 and 2022 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2023	Fiscal 2022
Audit Fees (a)	$2,325,000	$2,104,935
Tax Fees (b)	933,067	912,000
All Other Fees (c)	5,400	5,500
Total	$3,263,467	$3,022,435

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2023 and fiscal 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements

The consolidated financial statements of the registrant listed in the “Index to Financial Statements” on page F-1 together with the reports of PricewaterhouseCoopers LLP (PCAOB ID 238), independent auditors, are filed as part of this Annual Report.

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

3.1

Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

3.2

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 31, 2007 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).

3.3

Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated January 24, 2018 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed January 24, 2018).

3.4

Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 11, 2020 (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2020).

3.5

Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

3.6

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 24, 2009 (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.7

Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 24, 2018 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed January 24, 2018).

3.8

Amended and Restated Certificate of Limited Partnership of the Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.9

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

10.1

Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009 (incorporated by reference to Exhibit 99.1 to the Partnership’s Registration Statement on Form S-8 filed July 24, 2009), as amended on November 13, 2012 (incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed November 14, 2012), August 6, 2013 (incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K Filed August 8, 2013) and May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 14, 2015). #

10.2	Amended and Restated 2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 18, 2021). #

10.3

Suburban Propane, L.P. Severance Protection Plan (Incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K filed on December 24, 1996), as amended on January 24, 2008 (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2007), January 20, 2009 (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed November 25, 2009) and November 10, 2009 (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.4

Suburban Propane, L.P. Executive Special Severance Plan, effective January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 19, 2019). #

10.5

Suburban Propane, L.P. 2014 Long-Term Incentive Plan, effective October 1, 2013 (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed on August 7, 2013), as amended on November 14, 2016 (incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed on November 16, 2016), January 22, 2019 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2019) and November 12, 2019. (Incorporated by reference to Exhibit 10.5 to the Partnership’s Annual Report on Form 10-K filed on November 27, 2019). #

10.6

Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2020), as amended on February 5, 2022 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 23, 2022). #

10.7

Suburban Propane Partners, L.P. 2022 Phantom Equity Plan, effective November 8, 2022 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 15, 2022). #

10.7.1	Form of Phantom Equity Award Agreement (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed November 15, 2022). #

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

10.22

First Amendment to the Third Amended and Restated Credit Agreement among Suburban Propane, L.P., the Partnership and Bank of America, N.A., as Administrative Agent, and the Lender parties thereto, dated December 27, 2022. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on February 2, 2023.

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

97.1	Dodd-Frank Clawback Policy, effective as of December 1, 2023 (Filed herewith).

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 22, 2023	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 22, 2023
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ MATTHEW J. CHANIN	Chairman and Supervisor	November 22, 2023
(Matthew J. Chanin)

By:	/s/ HAROLD R. LOGAN, JR.	Supervisor	November 22, 2023
(Harold R. Logan, Jr.)

By:	/s/ JANE SWIFT	Supervisor	November 22, 2023
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 22, 2023
(Lawrence C. Caldwell)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 22, 2023
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 22, 2023
(William M. Landuyt)

By:	/s/ AMY M. ADAMS	Supervisor	November 22, 2023
(Amy M. Adams)

By:	/s/ ROMMEL M. OATES	Supervisor	November 22, 2023
(Rommel M. Oates)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer	November 22, 2023
(Michael A. Kuglin)

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President, Controller and	November 22, 2023
	(Daniel S. Bloomstein)	Chief Accounting Officer

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders

of Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the “Partnership”) as of September 30, 2023 and September 24, 2022, and the related consolidated statements of operations, of comprehensive income, of partners' capital and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 30, 2023 and September 24, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Insurance

As described in Notes 2 and 14 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $61 million as of September 30, 2023, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual historical claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to approximately $15 million as of September 30, 2023.

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

November 22, 2023

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 24,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,514	$4,100
Accounts receivable, less allowance for doubtful accounts of $4,449 and $4,822, respectively	67,687	78,529
Inventories	61,828	66,921
Other current assets	30,973	25,310
Total current assets	164,002	174,860
Property, plant and equipment, net	646,054	563,784
Operating lease right-of-use assets	142,940	136,578
Goodwill	1,148,776	1,113,423
Other intangible assets, net	80,553	40,002
Other assets	88,150	75,079
Total assets	$2,270,475	$2,103,726
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$40,043	$35,173
Accrued employment and benefit costs	45,138	43,333
Accrued insurance	11,550	10,120
Customer deposits and advances	127,311	127,592
Operating lease liabilities	33,562	32,126
Accrued interest	16,856	12,342
Other current liabilities	33,358	45,936
Total current liabilities	307,818	306,622
Long-term borrowings	1,188,210	1,077,329
Accrued insurance	49,632	53,945
Operating lease liabilities	108,495	103,670
Other liabilities	69,964	64,630
Total liabilities	1,724,119	1,606,196
Commitments and contingencies
Partners' capital:
Common Unitholders (63,521 and 62,987 units issued and outstanding at September 30, 2023 and September 24, 2022, respectively)	557,023	510,126
Accumulated other comprehensive loss	(10,667)	(12,596)
Total partners' capital	546,356	497,530
Total liabilities and partners' capital	$2,270,475	$2,103,726

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Revenues
Propane	$1,232,138	$1,313,556	$1,140,457
Fuel oil and refined fuels	92,127	95,157	67,104
Natural gas and electricity	31,160	39,511	30,425
All other	73,769	53,241	50,769
	1,429,194	1,501,465	1,288,755
Costs and expenses
Cost of products sold	590,131	712,123	485,478
Operating	478,058	442,411	411,390
General and administrative	91,574	81,756	74,096
Depreciation and amortization	62,582	58,848	104,555
	1,222,345	1,295,138	1,075,519
Operating income	206,849	206,327	213,236
Loss on debt extinguishment	—	—	16,029
Interest expense, net	73,393	60,658	68,132
Other, net	9,036	5,532	5,172
Income before provision for income taxes	124,420	140,137	123,903
Provision for income taxes	668	429	1,110
Net income	$123,752	$139,708	$122,793
Net income per Common Unit - basic	$1.94	$2.21	$1.96
Weighted average number of Common Units outstanding - basic	63,835	63,212	62,713
Net income per Common Unit - diluted	$1.92	$2.18	$1.94
Weighted average number of Common Units outstanding - diluted	64,441	64,018	63,313

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Net income	$123,752	$139,708	$122,793
Other comprehensive income:
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans	1,929	4,148	7,234
Recognition in earnings of net actuarial loss for pension settlement	—	840	958
Other comprehensive income	1,929	4,988	8,192
Total comprehensive income	$125,681	$144,696	$130,985

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Cash flows from operating activities:
Net income	$123,752	$139,708	$122,793
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	62,582	58,848	104,555
Compensation costs recognized under Restricted Unit Plans	8,260	11,253	10,073
Loss on debt extinguishment	—	—	16,029
Pension settlement charge	—	840	958
Other, net	7,781	2,971	3,078
Changes in assets and liabilities:
Accounts receivable	15,080	(7,095)	(15,914)
Inventories	5,138	(4,824)	(14,797)
Other current and noncurrent assets	6,112	(5,373)	(39,952)
Accounts payable	(206)	(4,335)	6,783
Accrued employment and benefit costs	1,519	2,277	5,600
Accrued insurance	(2,883)	(2,059)	(6,818)
Customer deposits and advances	(281)	15,865	7,300
Contributions to defined benefit pension plan	(4,000)	(3,330)	(6,270)
Other current and noncurrent liabilities	2,385	15,801	33,134
Net cash provided by operating activities	225,239	220,547	226,552
Cash flows from investing activities:
Capital expenditures	(44,949)	(44,352)	(29,855)
Investments in and acquisitions of businesses	(130,124)	(56,083)	(8,716)
Proceeds from sale of property, plant and equipment	4,436	5,150	4,496
Proceeds from sale of business	—	850	—
Net cash (used in) investing activities	(170,637)	(94,435)	(34,075)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	650,000
Repayments of long-term borrowings	—	—	(786,333)
Proceeds from borrowings under revolving credit facility	525,700	386,600	447,001
Repayments of borrowings under revolving credit facility	(483,300)	(429,000)	(409,601)
Issuance costs associated with long-term borrowings	—	—	(10,778)
Partnership distributions	(82,383)	(81,725)	(76,484)
Other, net	(4,645)	(3,695)	(3,614)
Net cash (used in) financing activities	(44,628)	(127,820)	(189,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,974	(1,708)	2,668
Cash, cash equivalents and restricted cash at beginning of period	4,100	5,808	3,140
Cash, cash equivalents and restricted cash at end of period	$14,074	$4,100	$5,808

Less: restricted cash	10,560	—	—
Cash and cash equivalents, end of period	$3,514	$4,100	$5,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,529	$59,198	$64,890

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 26, 2020	62,146	$388,157	$(25,776)	$362,381
Net income		122,793		122,793
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans			7,234	7,234
Partnership distributions		(76,484)		(76,484)
Common Units issued under Restricted Unit Plans	392	(1,534)		(1,534)
Recognition in earnings of net actuarial loss for pension settlement			958	958
Compensation costs recognized under Restricted Unit Plans		10,073		10,073
Balance at September 25, 2021	62,538	$443,005	$(17,584)	$425,421

Net income		139,708		139,708
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans			4,148	4,148
Partnership distributions		(81,725)		(81,725)
Common Units issued under Restricted Unit Plans	449	(2,115)		(2,115)
Recognition in earnings of net actuarial loss for pension settlement			840	840
Compensation costs recognized under Restricted Unit Plans		11,253		11,253
Balance at September 24, 2022	62,987	$510,126	$(12,596)	$497,530

Net income		123,752		123,752
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans			1,929	1,929
Partnership distributions		(82,383)		(82,383)
Common Units issued under Restricted Unit Plans	534	(2,732)		(2,732)
Compensation costs recognized under Restricted Unit Plans		8,260		8,260
Balance at September 30, 2023	63,521	$557,023	$(10,667)	$546,356

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 63,521,402 Common Units outstanding at September 30, 2023. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 42 states. The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2023, 2022 or 2021.

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

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2023, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2022 and 2021 included 52 weeks of operations.

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

Revenues from the Partnership’s renewable energy platform, as described further in Note 4, “Investments in and Acquisitions and Dispositions of Businesses,” consist of in-take and off-take revenues. In-take revenues are generated from tipping fees charged to third parties who deliver feedstocks, including dairy manure, as well as food and beverage waste to the Partnership’s facilities, which are then anaerobically digested and converted into RNG and fertilizer. Off-take revenues are generated through the sale of RNG and the related environmental attributes, including Renewable Identification Numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits that are generated from the production and distribution of RNG, and revenues generated from the sales of fertilizers and other byproducts produced in the RNG production process. Revenues from the Partnership’s renewable energy platform are reported within the “all other” segment (refer to Note 17, “Segment Information” for more information).

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

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In accordance with the indenture, as amended, and loan agreement, as amended, governing the Green Bonds assumed in the RNG Acquisition (see Notes 4 and 10), the Partnership is required to maintain certain funds in various accounts that are held with a third-party trustee for debt service and other purposes. The amounts deposited in those accounts is considered Restricted Cash and is reported within other current assets (or other assets, as applicable). The balance classified as short-term included accounts for which the cash will be used within one year, and are related to interest payments as well as operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during fiscal 2023, 2022 or 2021.

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

Buildings	40 Years
Building and land improvements	20 Years
Transportation equipment	3-10 Years
Storage facilities	7-30 Years
Machinery and equipment	10-15 Years
Office equipment	5-10 Years
Tanks and cylinders	10-40 Years
Computer software	3-7 Years

The weighted average estimated useful life of the Partnership’s storage facilities and tanks and cylinders is approximately 24 years and 28 years, respectively.

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

Other Intangible Assets. Other intangible assets consist of customer and supply relationships, tradenames, non-compete agreements and leasehold interests. Customer and supply relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2024 and 2035. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Asset Retirement Obligations. Asset retirement obligations apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Partnership has recognized asset retirement obligations for certain costs to remove and properly dispose of underground and above ground fuel oil storage tanks and contractually mandated removal of leasehold improvements.

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

All other costs of operating the Partnership’s retail propane, fuel oil and refined fuels distribution and appliance sales and service operations, as well as the natural gas and electricity marketing business and the renewable energy businesses, are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining the vehicle fleet, overhead and other costs of the purchasing, training and safety departments and other direct and indirect costs of operating the Partnership’s customer service centers and RNG facilities.

All costs of back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 606,454, 805,033 and 599,481 units for fiscal 2023, 2022 and 2021, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Adopted Accounting Pronouncements. At the start of the second quarter of fiscal 2023, the Partnership adopted the guidance under Accounting Standards Update (“ASU”) 2021-01 “Reference Rate Reform” (“Topic 848”). This update provided optional expedients and exceptions for contracts, hedging relationships, and other transactions that referenced the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The adoption of Topic 848 did not have an impact on the Partnership’s consolidated financial statements.

3. Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 17, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 86%, 6% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Retail
Residential	$771,783	$798,784	$703,263
Commercial	393,482	435,015	353,365
Industrial	130,656	136,257	111,723
Government	65,489	66,035	51,917
Agricultural	40,971	45,259	37,873
Wholesale	26,813	20,115	30,614
Total revenues	$1,429,194	$1,501,465	$1,288,755

The Partnership recognized $64,508, $75,149 and $72,955 of revenue during fiscal 2023, fiscal 2022 and fiscal 2021, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $4,844 and $7,953 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 30, 2023 and September 24, 2022, respectively.

4. Investments in and Acquisitions and Dispositions of Businesses

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

The consolidated balance sheet at September 30, 2023 reflects the allocation of the purchase price to the assets acquired and liabilities assumed. The following table summarizes the fair value of the assets acquired and liabilities assumed as of December 28, 2022:

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

The fair values assigned to the acquired intangible assets were determined through the use of the income approach, specifically the relief from royalty method, multi-period excess earnings method and the cost approach. The Partnership believes the assumptions are representative of those a market participant would use in estimating fair value. The intangible assets represent customer relationships and favorable supply contracts of $42,924 and $5,100, respectively, with a weighted average useful life of approximately 12 years. The goodwill generated from this acquisition will be deductible for federal income tax purposes, and was reduced by $500 following the initial preliminary allocation for cash received from Equilibrium associated with the RNG Acquisition.

The following table presents unaudited pro forma combined financial information as if the aforementioned acquisition had occurred on September 26, 2021, the first day of the Partnership’s 2022 fiscal year:

	Year Ended
	September 30,	September 24,
	2023	2022
Revenues	$1,433,124	$1,518,982
Net income	113,644	116,838

This unaudited pro forma financial information does not include anticipated changes in market approach or synergies expected from operating the acquired facilities under the Partnership’s oversight. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed by September 26, 2021. For fiscal 2023, transaction costs directly related to the acquisition included in the pro forma combined results were $4,695.

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

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. The Operating Partnership purchased secured convertible notes issued by Oberon during each of fiscal 2023, fiscal 2022 and fiscal 2021.

The aforementioned RNG Acquisition, investments and partnerships were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower greenhouse gas (“GHG”) emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the consolidated balance sheets, and the Partnership’s equity in their earnings were included in “Other, net” within the consolidated statements of operations.

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

Fiscal Year	Total consideration (1)

2023	$19,651	(2)
2022	$26,707	(3)
2021	$9,813	(4)

(1) Total consideration includes non-compete consideration, which will be paid over the respective non-compete periods subject to compliance with the terms of the respective agreements, investments in Oberon and excludes working capital adjustments.

(2) Includes one acquisition of a propane retailer located in Washington.

(3) Includes one acquisition of a propane retailer located in New Mexico.

(4) Includes one acquisition of a propane retailer located in North Carolina.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the last three fiscal years:

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
First Quarter	$0.3250	$0.3250	$0.3000
Second Quarter	0.3250	0.3250	0.3000
Third Quarter	0.3250	0.3250	0.3250
Fourth Quarter	0.3250	0.3250	0.3250

6. Selected Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash. Restricted cash consists of amounts deposited in various bank accounts held by a trustee, as required for operating, maintenance and debt service purposes, all of which is stipulated in the loan agreement under the indenture to the Green Bonds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that aggregates to the total shown on the consolidated statements of cash flows:

	As of
	September 30,	September 24,
	2023	2022
Cash and cash equivalents	$3,514	$4,100
Restricted cash included in other current assets	2,392	—
Restricted cash included in other assets (noncurrent)	8,168	—
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$14,074	$4,100

Inventories. Inventories consist of the following:

	As of
	September 30,	September 24,
	2023	2022
Propane, fuel oil and refined fuels and natural gas	$58,565	$64,240
Appliances	3,263	2,681
	$61,828	$66,921

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment. Property, plant and equipment consist of the following:

	As of
	September 30,	September 24,
	2023	2022
Land and improvements	$195,179	$189,882
Buildings and improvements	130,373	116,870
Transportation equipment	23,145	23,521
Storage facilities	120,948	115,149
Machinery and equipment	77,207	—
Tanks and cylinders	943,860	928,802
Computer software	54,458	52,958
Construction in progress	9,488	11,339
	1,554,658	1,438,521
Less: accumulated depreciation	(908,604)	(874,737)
	$646,054	$563,784

Depreciation expense for fiscal 2023, 2022 and 2021 amounted to $51,676, $51,276 and $56,501, respectively.

7. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2023 and fiscal 2022 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	All other	Total
Balance as of September 24, 2022
Goodwill	$1,101,085	$10,900	$7,900	$—	$1,119,885
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,101,085	$4,438	$7,900	$—	$1,113,423

Fiscal 2023 Activity
Goodwill acquired (1)	$4,094	$—	$—	$31,259	$35,353

Balance as of September 30, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Other intangible assets consist of the following:

	As of
	September 30,	September 24,
	2023	2022
Customer relationships (1)	$572,347	$526,665
Non-compete agreements (1)	40,840	40,190
Other	7,067	1,967
	620,254	568,822
Less: accumulated amortization
Customer relationships	(502,436)	(492,968)
Non-compete agreements	(35,011)	(34,137)
Other	(2,254)	(1,715)
	(539,701)	(528,820)
	$80,553	$40,002

(1)
Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2023, 2022 and 2021 was $10,906, $7,572 and $48,054, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 30, 2023 is estimated as follows: 2024 - $11,084; 2025 - $8,999; 2026 - $8,243; 2027 - $8,243; and 2028 - $7,844.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of September 30, 2023.

Quantitative information on the Partnership’s lease population for fiscal 2023 is as follows:

	Year Ended
	September 30, 2023	September 24, 2022
Lease expense	$41,733	$41,042

Other information:
Cash payments for operating leases	42,062	41,320
Right-of-use assets obtained in exchange for new operating lease liabilities	41,742	38,745
Weighted-average remaining lease term	5.6 years	6.1 years
Weighted-average discount rate	5.9%	5.0%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of September 30, 2023:

Fiscal Year	Operating Leases
2024	$40,660
2025	36,598
2026	30,991
2027	20,818
2028	15,701
2029 and thereafter	24,501
Total future minimum lease payments	$169,269
Less: interest	(27,212)
Total lease obligations	$142,057

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Current
Federal	$8	$10	$7
State and local	955	1,057	1,001
	963	1,067	1,008
Deferred	(295)	(638)	102
	$668	$429	$1,110

The provision for income taxes differs from income taxes computed at the U.S. federal statutory rate as a result of the following:

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Income tax provision at federal statutory tax rate	$26,128	$29,429	$26,020
Impact of Partnership income not subject to federal income taxes	(31,604)	(30,851)	(26,444)
Permanent differences	104	131	174
Change in valuation allowance	6,721	1,174	570
State income taxes	(552)	717	929
Other	(129)	(171)	(139)
Provision for income taxes - current and deferred	$668	$429	$1,110

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 30,	September 24,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$48,910	$39,355
Allowance for doubtful accounts	246	368
Inventory	766	418
Deferred revenue	519	526
Other accruals	2,717	2,391
Total deferred tax assets	53,158	43,058
Deferred tax liabilities:
Intangible assets	208	1,191
Property, plant and equipment	5,460	1,393
Total deferred tax liabilities	5,668	2,584
Net deferred tax assets	47,490	40,474
Valuation allowance	(46,163)	(39,442)
Net deferred tax assets	$1,327	$1,032

10. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 30,	September 24,
	2023	2022
5.875% senior notes, due March 1, 2027	$350,000	$350,000
5.00% senior notes, due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $13,879 and $-0-	66,766	—
Revolving Credit Facility, due March 5, 2025	132,000	89,600
Subtotal	1,198,766	1,089,600

Less: unamortized debt issuance costs	(10,556)	(12,271)
	$1,188,210	$1,077,329

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

Green Bonds

On December 28, 2022, the Partnership assumed the loan agreement under the Indentures of Trust, issued by The Industrial Development Authority of the County of Pinal (“Green Bonds”) from Equilibrium in conjunction with the RNG Acquisition. The proceeds of the Green Bonds, which bear interest at 5.5%, were loaned to and used by Equilibrium to construct the RNG production facility in Arizona and are secured by all of the assets at that location. The Green Bonds have a par value of $80,645 and require semi-annual interest payments in April and October. Principal payments begin on October 1, 2028 and continue annually through October 1, 2033. The Green Bonds were initially recorded at fair value at the time of the RNG Acquisition and are being accreted to par value over the term of the bonds using the effective interest method.

Credit Agreement

The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $132,000 and $89,600 was outstanding as of September 30, 2023 and September 24, 2022, respectively. On December 28, 2022, the Operating Partnership amended the Credit Agreement to, among other things, modify certain restrictive and affirmative covenants applicable to the Operating Partnership and its subsidiaries to provide for additional investment capacity to allow for future investments by Suburban Renewable Energy and to permit the assumption of debt in connection with the acquisition of the RNG platform from Equilibrium, and replaced the LIBOR component of the borrowing rate with a rate based on SOFR. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of September 30, 2023, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of September 30, 2023, the interest rate for borrowings under the Revolving Credit Facility was approximately 7.91%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of September 30, 2023, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $42,736 which expire periodically through April 30, 2024.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of September 30, 2023.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Credit Agreement. During fiscal 2020, the Partnership recognized a charge of $109 to write-off unamortized debt origination costs and capitalized $2,717 in costs incurred in connection with the amendment to the Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. Other assets at September 30, 2023 and September 24, 2022 include debt origination costs associated with the Credit Agreement with a net carrying amount of $903 and $1,312, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 30, 2023 are as follows: fiscal 2024: $-0-; fiscal 2025: $132,000; fiscal 2026: $-0-; fiscal 2027: $350,000; fiscal 2028: $-0-; and thereafter: $730,645.

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

The following is a summary of activity in the Restricted Unit Plan:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2020	961,816	$17.60
Awarded	779,837	14.43
Forfeited	(26,070)	(15.29)
Vested (1)	(483,720)	(18.58)
Outstanding September 25, 2021	1,231,863	15.26
Awarded	884,658	12.97
Forfeited	(12,845)	(13.88)
Vested (1)	(587,447)	(16.32)
Outstanding September 24, 2022	1,516,229	13.52
Awarded	571,732	13.45
Forfeited	(15,552)	(13.15)
Vested (1)	(706,047)	(14.59)
Outstanding September 30, 2023	1,366,362	$12.94

(1)
During fiscal 2023, 2022 and 2021, the Partnership withheld 171,840, 138,039 and 92,336 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 30, 2023, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $2,984. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense for the Restricted Unit Plan for fiscal 2023, 2022 and 2021 was $8,260, $11,253 and $10,073, respectively.

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

Compensation expense for fiscal 2023 was $3,668. As of September 30, 2023, the Partnership had a liability within accrued employment and benefit costs (or other liabilities, as applicable) of $3,668.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan was $1,344, $1,189 and $874 for fiscal 2023, 2022 and 2021, respectively.

Long-Term Incentive Plan. On August 6, 2013, the Partnership adopted the 2014 Long-Term Incentive Plan (“2014 LTIP”) and on November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“2021 LTIP” and together with the 2014 LTIP, “the LTIPs”). The LTIPs are non-qualified, unfunded, long-term incentive plans for executive officers and key employees that provide for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The 2014 LTIP document governed the terms and conditions of the fiscal 2020 award, the measurement period of which finished at the conclusion of fiscal 2022 and for which payouts were made at the beginning of fiscal 2023. The 2021 LTIP document governs the terms and conditions of the outstanding fiscal 2021 award and any awards granted in fiscal years thereafter. The level of compensation earned under the 2014 LTIP was based on the Partnership’s average distribution coverage ratio over the three-year measurement period. The Partnership’s average distribution coverage ratio was calculated as the Partnership’s average distributable cash flow, as defined by the LTIPs, for the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership. The level of compensation earned under the fiscal 2021 award is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee, over that award’s three-year measurement period. The level of compensation earned under the fiscal 2022 award, and measurement periods thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2023, 2022 and 2021 was $3,771, $6,112, and $4,819, respectively. The cash payout in fiscal 2023, which related to the fiscal 2020 award, was $3,129; the cash payout in fiscal 2022, which related to the fiscal 2019 award, was $3,985; and the cash payout in fiscal 2021, which related to the fiscal 2018 award, was $3,354.

12. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan represent a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved. These contribution costs were $4,493, $4,059 and $3,880 for fiscal 2023, 2022 and 2021, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. Contributions of $4,000, $3,330 and $6,270 were made by the Partnership in fiscal 2023, 2022 and 2021, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2023 and 2022 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2023	2022	2023	2022
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$75,851	$103,115	$3,712	$4,962
Interest cost	3,306	2,459	166	81
Actuarial (gain) loss	(1,670)	(20,763)	(463)	(705)
Lump sum benefits paid	(2,639)	(3,332)	—	—
Ordinary benefits paid	(5,476)	(5,628)	(412)	(626)
Prior service credits	—	—	(132)	—
Benefit obligation at end of year	$69,372	$75,851	$2,871	$3,712

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$55,091	$77,892	$—	$—
Actual return on plan assets	364	(17,171)	—	—
Employer contributions	4,000	3,330	412	626
Lump sum benefits paid	(2,639)	(3,332)	—	—
Ordinary benefits paid	(5,476)	(5,628)	(412)	(626)
Fair value of plan assets at end of year	$51,340	$55,091	$—	$—

Funded status:
Funded status at end of year	$(18,032)	$(20,760)	$(2,871)	$(3,712)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(18,032)	$(20,760)	$(2,871)	$(3,712)
Less: current portion	—	—	422	627
Noncurrent benefit liability	$(18,032)	$(20,760)	$(2,449)	$(3,085)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(15,190)	$(17,797)	$4,133	$4,445
Prior service credits	—	—	390	756
Net amount recognized in accumulated other comprehensive (loss) income	$(15,190)	$(17,797)	$4,523	$5,201

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

The following table presents the actual allocation of assets held in trust as of:

	September 30,	September 24,
	2023	2022
Fixed income securities	85%	86%
Equity securities	15%	14%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments. Commingled funds are valued at the net asset value of its underlying securities. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 30,	September 24,
	2023	2022
Short term investments (1)	$1,474	$1,410

Equity securities: (1) (2)
Domestic	2,766	2,803
International	4,781	4,941

Fixed income securities (1) (3)	42,319	45,937
	$51,340	$55,091

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

Projected Contributions and Benefit Payments. The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2024. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2024	$20,041	$422
2025	7,089	374
2026	6,860	327
2027	6,202	284
2028	5,525	243
2029 through 2033	21,833	737

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2024 will elect to receive a benefit payment in fiscal 2024. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2023, 2022 and 2021:

	Pension Benefits			Retiree Health and Life Benefits
	2023	2022	2021	2023	2022	2021
Interest cost	$3,306	$2,459	$2,263	$166	$81	$77
Expected return on plan assets	(1,355)	(1,392)	(1,266)	—	—	—
Amortization of prior service credit	—	—	—	(498)	(498)	(498)
Settlement charge	—	840	958	—	—	—
Recognized net actuarial loss (gain)	1,927	2,467	3,289	(775)	(725)	(723)
Net periodic benefit costs	$3,878	$4,374	$5,244	$(1,107)	$(1,142)	$(1,144)

During fiscal 2023, fiscal 2022 and fiscal 2021, lump sum pension settlement payments to either terminated or retired individuals amounted to $2,639, $3,332 and $3,859, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $3,306, $2,459 and $2,263, respectively. In fiscal 2022 and fiscal 2021, lump sum pension settlement payments exceeded the respective settlement thresholds, which required the Partnership to recognize non-cash settlement charges of $840 and $958, respectively. The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 30, 2023 and September 24, 2022 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2023	2022	2023	2022
Weighted-average discount rate	5.500%	5.125%	5.375%	4.875%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	5.330%	5.330%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2023, 2022 and 2021 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average discount rate	5.125%	2.500%	2.125%	4.875%	1.750%	1.375%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.950%	2.150%	1.850%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	5.330%	5.400%	5.720%

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

The 5.33% increase in health care costs assumed at September 30, 2023 is assumed to decrease gradually to 4.00% in fiscal 2046 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 30, 2023 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2023. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans. As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. During the fourth quarter of fiscal 2021, the Partnership accrued approximately $4,300 for its voluntary full withdrawal from one MEPP. As of September 30, 2023 and September 24, 2022, the Partnership’s estimated obligation for MEPP established withdrawals was $21,398 and $22,496, respectively. Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes. The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2023	2022	FIP/RP Status	2023	2022	2021	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$301	$295	$277	No	August 2024
Western Conference of Teamsters Pension Plan (1)	91-6145047	Green	Green	n/a	18	19	17	No	February 2024
					$319	$314	$294

(1) Based on most recent available valuation information for plan year ended December 2022.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans. Contributions to those plans were $881, $1,045 and $1,241 for fiscal 2023, 2022 and 2021, respectively.

13. Financial Instruments and Risk Management

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was included within other current assets (or other assets, as applicable) and is a function of the Green Bonds; refer also to Note 10 (“Long-Term Borrowings”). The balance classified as short-term included accounts for which the cash will be used within one year and are related to interest payments as well as operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for the RNG facility in Arizona for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 30, 2023 and September 24, 2022, respectively:

	As of September 30, 2023		As of September 24, 2022
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$18,538	Other current assets	$18,263
	Other assets	8	Other assets	16,430
		$18,546		$34,693

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,427	Other current liabilities	$16,957
	Other liabilities	4,784	Other liabilities	1,895
		$7,211		$18,852

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2023		Fiscal 2022
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$222	$3,408	$4,626	$451
Beginning balance realized during the period	(194)	(2,475)	(4,626)	(219)
Contracts purchased during the period	—	—	222	3,295
Change in the fair value of outstanding contracts	(28)	(127)	—	(119)
Ending balance of over-the-counter options	$—	$806	$222	$3,408

As of September 30, 2023 and September 24, 2022, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and seven months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2023, 2022 and 2021 are as follows:

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2023	Cost of products sold	$(3,671)

Fiscal 2022	Cost of products sold	$(27,929)

Fiscal 2021	Cost of products sold	$43,121

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 30, 2023
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$35,339	$(16,793)	$18,546
	$35,339	$(16,793)	$18,546

Liability Derivatives
Commodity-related derivatives	$24,004	$(16,793)	$7,211
	$24,004	$(16,793)	$7,211

	As of September 24, 2022
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$117,260	$(82,567)	$34,693
	$117,260	$(82,567)	$34,693

Liability Derivatives
Commodity-related derivatives	$101,419	$(82,567)	$18,852
	$101,419	$(82,567)	$18,852

The Partnership had $-0- posted cash collateral as of September 30, 2023 and September 24, 2022, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 42 states. No single customer accounted for more than 10% of revenues during fiscal 2023, 2022 or 2021 and no concentration of receivables exists as of September 30, 2023 or September 24, 2022.

During fiscal 2023, Crestwood Equity Partners L.P. and Targa Liquids Marketing, provided approximately 30% and 16% of the Partnership’s total propane purchases, respectively. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2023. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt, Senior Notes and Green Bonds. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2027 Senior Notes and 2031 Senior Notes was $334,250 and $541,658, respectively, as of September 30, 2023. The fair value of the Green Bonds is based upon a valuation model (a Level 3 input), which was $63,031 as of September 30, 2023.

14. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under noncancelable leases.

Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of September 30, 2023 and September 24, 2022, the Partnership had accrued liabilities of $61,182 and $64,065, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,448 and $15,710 as of September 30, 2023 and September 24, 2022, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this regard, the Partnership’s natural gas and electricity (“AES”) business was sued in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The case was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed. On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full. The plaintiff has filed an appeal to the Second Circuit Court of Appeals. The matter has been fully briefed, argued, and a decision is pending. While the Partnership believes that the appeal is without merit, the Partnership is unable to predict at this time the ultimate outcome of the New York action. Accordingly, it was determined that no reserve for a loss contingency is required. If the plaintiff prevails on appeal, the matter will return to the trial court for further proceedings. If the Partnership is ultimately unable to successfully defend its AES business in this class action lawsuit, a decision rendered against AES could have an adverse impact on AES’s business and operations.

15. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $39,872 as of September 30, 2023. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 30, 2023 and September 24, 2022.

16. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 30, 2023, September 24, 2022 and September 25, 2021:

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Pension Benefits
Balance, beginning of period	$(17,797)	$(23,303)	$(32,286)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	680	2,199	4,736
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	—	840	958
Amortization of net loss (1)	1,927	2,467	3,289
Other comprehensive income (loss)	2,607	5,506	8,983
Balance, end of period	$(15,190)	$(17,797)	$(23,303)

Postretirement Benefits
Balance, beginning of period	$5,201	$5,719	$6,510
Other comprehensive income before reclassifications:
Prior service credits	132	—	—
Net change in plan obligation	463	705	430
Reclassifications to earnings:
Amortization of prior service credits (1)	(498)	(498)	(498)
Amortization of net gain (1)	(775)	(725)	(723)
Other comprehensive (loss) income	(678)	(518)	(791)
Balance, end of period	$4,523	$5,201	$5,719

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(12,596)	$(17,584)	$(25,776)
Other comprehensive income before reclassifications	1,275	2,904	5,166
Recognition of net actuarial loss for pension settlement	—	840	958
Reclassifications to earnings	654	1,244	2,068
Other comprehensive (loss) income	1,929	4,988	8,192
Balance, end of period	$(10,667)	$(12,596)	$(17,584)

(1) These amounts are included in the computation of net periodic benefit cost. See Note 12, “Employee Benefit Plans.”

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

The propane segment is primarily engaged in the retail distribution of propane and renewable propane to residential, commercial, industrial, agricultural and government customers and, to a lesser extent, wholesale distribution to large industrial end users. In the residential, commercial and government markets, propane is used primarily for space heating, water heating, cooking and clothes drying. Industrial customers use propane generally as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces and as a cutting gas. In the agricultural markets, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. In addition, the Partnership's equity investment in Oberon is included within the propane segment.

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation. In addition, the Partnership's platform of RNG businesses and the equity investment in IH are included within “all other”.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 30,	September 24,	September 25,
	2023	2022	2021
Revenues:
Propane	$1,232,138	$1,313,556	$1,140,457
Fuel oil and refined fuels	92,127	95,157	67,104
Natural gas and electricity	31,160	39,511	30,425
All other	73,769	53,241	50,769
Total revenues	$1,429,194	$1,501,465	$1,288,755

Operating income (loss):
Propane	$351,162	$337,377	$330,443
Fuel oil and refined fuels	5,932	6,711	7,716
Natural gas and electricity	6,046	6,598	7,409
All other	(32,866)	(21,982)	(20,119)
Corporate	(123,425)	(122,377)	(112,213)
Total operating income	206,849	206,327	213,236

Reconciliation to net income:
Loss on debt extinguishment	—	—	16,029
Interest expense, net	73,393	60,658	68,132
Other, net	9,036	5,532	5,172
Provision for income taxes	668	429	1,110
Net income	$123,752	$139,708	$122,793

Depreciation and amortization:
Propane	$47,392	$50,053	$95,616
Fuel oil and refined fuels	1,674	1,693	1,654
Natural gas and electricity	3	21	24
All other	7,978	179	188
Corporate	5,535	6,902	7,073
Total depreciation and amortization	$62,582	$58,848	$104,555

	As of
	September 30,	September 24,
	2023	2022
Assets:
Propane	$1,924,304	$1,957,257
Fuel oil and refined fuels	46,341	49,683
Natural gas and electricity	11,255	12,504
All other	239,691	47,853
Corporate	48,884	36,429
Total assets	$2,270,475	$2,103,726

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 30, 2023, September 24, 2022 and September 25, 2021	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 25, 2021
Allowance for doubtful accounts	$4,473	$770	$—	$(1,911)	$3,332
Valuation allowance for deferred tax assets	37,698	570	—	—	38,268
Year Ended September 24, 2022
Allowance for doubtful accounts	$3,332	$4,433	$—	$(2,943)	$4,822
Valuation allowance for deferred tax assets	38,268	1,174	—	—	39,442
Year Ended September 30, 2023
Allowance for doubtful accounts	$4,822	$2,834	$—	$(3,207)	$4,449
Valuation allowance for deferred tax assets	39,442	6,721	—	—	46,163

(a)
Represents amounts that did not impact earnings.

S-2