Form 10-Q
period 2023-12-30
SUBURBAN PROPANE PARTNERS LP
filed 2024-02-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2023

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

At February 5, 2024, there were 64,020,164 Common Units of Suburban Propane Partners, L.P. outstanding.

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports. For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 30,	September 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,280	$3,514
Accounts receivable, less allowance for doubtful accounts of $4,966 and $4,449, respectively	118,737	67,687
Inventories	60,970	61,828
Other current assets	35,654	30,973
Total current assets	221,641	164,002
Property, plant and equipment, net	643,220	646,054
Operating lease right-of-use assets	138,269	142,940
Goodwill	1,148,776	1,148,776
Other intangible assets, net	77,671	80,553
Other assets	90,026	88,150
Total assets	$2,319,603	$2,270,475

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$72,219	$40,043
Accrued employment and benefit costs	33,733	45,138
Customer deposits and advances	112,195	127,311
Operating lease liabilities	33,471	33,562
Other current liabilities	57,955	61,764
Total current liabilities	309,573	307,818
Long-term borrowings	1,243,778	1,188,210
Accrued insurance	49,249	49,632
Operating lease liabilities	103,852	108,495
Other liabilities	63,263	69,964
Total liabilities	1,769,715	1,724,119
Commitments and contingencies
Partners’ capital:
Common Unitholders (64,015 and 63,521 units issued and outstanding at December 30, 2023 and September 30, 2023, respectively)	560,386	557,023
Accumulated other comprehensive loss	(10,498)	(10,667)
Total partners’ capital	549,888	546,356
Total liabilities and partners’ capital	$2,319,603	$2,270,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 30,	December 24,
	2023	2022
Revenues
Propane	$313,358	$342,353
Fuel oil and refined fuels	23,898	30,141
Natural gas and electricity	6,493	8,690
All other	22,085	16,286
	365,834	397,470
Costs and expenses
Cost of products sold	153,053	182,653
Operating	122,070	115,711
General and administrative	25,570	23,012
Depreciation and amortization	16,393	13,779
	317,086	335,155
Operating income	48,748	62,315
Interest expense, net	18,192	15,994
Other, net	5,853	975
Income before provision for (benefit from) income taxes	24,703	45,346
Provision for (benefit from) income taxes	249	(48)
Net income	$24,454	$45,394
Net income per Common Unit - basic	$0.38	$0.71
Weighted average number of Common Units outstanding - basic	64,064	63,634
Net income per Common Unit - diluted	$0.38	$0.71
Weighted average number of Common Units outstanding - diluted	64,381	63,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 30,	December 24,
	2023	2022
Net income	$24,454	$45,394
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	169	164
Other comprehensive income	169	164
Total comprehensive income	$24,623	$45,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 30,	December 24,
	2023	2022
Cash flows from operating activities:
Net income	$24,454	$45,394
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	16,393	13,779
Compensation costs recognized under Restricted Unit Plan	2,645	2,471
Other, net	5,950	714
Changes in assets and liabilities:
Accounts receivable	(51,050)	(55,383)
Inventories	858	(4,271)
Other current and noncurrent assets	(2,944)	(723)
Accounts payable	32,594	47,160
Accrued employment and benefit costs	(11,551)	(15,788)
Customer deposits and advances	(15,116)	(13,936)
Contributions to defined benefit pension plan	—	(1,000)
Other current and noncurrent liabilities	(15,008)	(12,145)
Net cash (used in) provided by operating activities	(12,775)	6,272
Cash flows from investing activities:
Capital expenditures	(11,150)	(10,780)
Investments in and acquisitions of businesses	(3,250)	(4,354)
Proceeds from sale of property, plant and equipment	486	743
Net cash (used in) investing activities	(13,914)	(14,391)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	148,400	140,600
Repayments of borrowings under revolving credit facility	(93,600)	(106,700)
Partnership distributions	(20,645)	(20,471)
Other, net	(3,541)	(3,332)
Net cash provided by financing activities	30,614	10,097
Net increase in cash, cash equivalents and restricted cash	3,925	1,978
Cash, cash equivalents and restricted cash at beginning of period	14,074	4,100
Cash, cash equivalents and restricted cash at end of period	$17,999	$6,078

Less: restricted cash	11,719	—
Cash and cash equivalents, end of period	$6,280	$6,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 30, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,521	$557,023	$(10,667)	$546,356
Net income		24,454	—	24,454
Other comprehensive income		—	169	169
Partnership distributions		(20,645)	—	(20,645)
Common Units issued under Restricted Unit Plan	494	(3,091)	—	(3,091)
Compensation costs recognized under Restricted Unit Plan		2,645	—	2,645
Balance, end of period	64,015	$560,386	$(10,498)	$549,888

	Three Months Ended December 24, 2022
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	62,987	$510,126	$(12,596)	$497,530
Net income		45,394	—	45,394
Other comprehensive income		—	164	164
Partnership distributions		(20,471)	—	(20,471)
Common Units issued under Restricted Unit Plan	499	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		2,471	—	2,471
Balance, end of period	63,486	$534,788	$(12,432)	$522,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 64,015,004 Common Units outstanding at December 30, 2023. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership uses a 52/53-week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally thirteen weeks in duration. When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2023, the corresponding fourth quarter is fourteen weeks in duration.

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

Revenues from the Partnership’s renewable energy platform, as described further in Note 4, “Investments in and Acquisitions of Businesses,” consist of in-take and off-take revenues. In-take revenues are generated from tipping fees charged to third parties who deliver feedstocks, including food and beverage waste, to the Partnership’s facilities. These feedstocks, as well as manure from dairy cattle, are then anaerobically digested and converted into RNG and fertilizer. Off-take revenues are generated through the sale of RNG and the related environmental attributes, including renewable identification numbers (“RINs”) and low carbon fuel standard (“LCFS”) credits that are generated from the production and distribution of RNG, and revenues generated from the sales of fertilizers and other byproducts produced in the RNG production process. Revenues from the Partnership’s renewable energy platform are reported within the “all other” segment (refer to Note 18, “Segment Information” for more information).

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

Recently Issued Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”). This update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Topic 280 will first be effective for the Partnership’s fiscal 2025 annual report and should be applied retrospectively to all prior periods presented in the financial statements. The Partnership is assessing the effect of this update on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvements to Income Tax Disclosures” (“Topic 740”). This update requires disclosure of specific categories and disaggregation of information in the income tax rate reconciliation table. Topic 740 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of Topic 740 are effective for annual periods beginning after December 15, 2024, which will be the Partnership’s fiscal 2026 annual report. Early adoption is permitted and the amendments should be applied on a prospective basis with retrospective application also being permitted. The Partnership is assessing the effect of this update on its condensed consolidated financial statements and related disclosures.

3.
Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 86%, 7% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	December 30,	December 24,
	2023	2022
Retail
Residential	$195,895	$218,123
Commercial	98,453	108,688
Industrial	31,746	35,378
Government	17,073	18,008
Agricultural	13,450	14,351
Wholesale	9,217	2,922
Total revenues	$365,834	$397,470

The Partnership recognized $37,474 and $37,115 of revenue during the three months ended December 30, 2023 and December 24, 2022, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $6,119 and $4,844 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 30, 2023 and September 30, 2023, respectively.

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

The following table presents unaudited pro forma combined financial information as if the aforementioned acquisition had occurred on September 25, 2022, the first day of the Partnership’s 2023 fiscal year:

	Three Months Ended
	December 30,	December 24,
	2023	2022
Revenues	$365,834	$401,400
Net income	24,454	35,390

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications.

During the third quarter of fiscal 2022, Suburban Renewable Energy announced an agreement to construct, own and operate a new biodigester system with Adirondack Farms, a family dairy farm located in Clinton County, New York, for the production of RNG. Construction of the assets began during the first quarter of fiscal 2023, and is expected to be completed during fiscal 2025.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first quarter of fiscal 2024, the Operating Partnership purchased one additional secured convertible note issued by Oberon.

The RNG Acquisition, investments and partnerships were made in line with the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower greenhouse gas (“GHG”) emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their earnings were included in “Other, net” within the condensed consolidated statements of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first quarter of fiscal 2024 or in fiscal 2023.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 30, 2023 and September 30, 2023, respectively:

	As of December 30, 2023		As of September 30, 2023
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,345	Other current assets	$18,538
	Other assets	—	Other assets	8
		$2,345		$18,546

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$3,118	Other current liabilities	$2,427
	Other liabilities	—	Other liabilities	4,784
		$3,118		$7,211

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 30, 2023		December 24, 2022
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$806	$222	$3,408
Beginning balance realized during the period	—	(613)	(46)	(298)
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	—	25	(65)	308
Ending balance of over-the-counter options	$—	$218	$111	$3,418

As of December 30, 2023 and September 30, 2023, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 30, 2023 and December 24, 2022 are as follows:

	Three Months Ended December 30, 2023		Three Months Ended December 24, 2022
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(10,786)	Cost of products sold	$(13,706)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 30, 2023			As of September 30, 2023
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$7,047	$(4,702)	$2,345	$35,339	$(16,793)	$18,546
Liability Derivatives
Commodity-related derivatives	$7,820	$(4,702)	$3,118	$24,004	$(16,793)	$7,211

The Partnership had $4,836 and $-0- posted cash collateral as of December 30, 2023 and September 30, 2023, respectively, with its brokers for outstanding commodity-related derivatives.

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

	As of
	December 30,	September 30,
	2023	2023
5.875% Senior Notes due March 1, 2027	$349,125	$334,250
5.00% Senior Notes due June 1, 2031	586,918	541,658
5.50% Green Bonds due October 1, 2028 through October 1, 2033	66,131	63,031
	$1,002,174	$938,939

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

	As of
	December 30,	September 30,
	2023	2023
Cash and cash equivalents	$6,280	$3,514
Restricted cash included in other current assets	3,454	2,392
Restricted cash included in other assets (noncurrent)	8,265	8,168
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$17,999	$14,074

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 30,	September 30,
	2023	2023
Propane, fuel oil and refined fuels and natural gas	$57,471	$58,565
Appliances	3,499	3,263
	$60,970	$61,828

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 30, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Fiscal 2024 Activity
Goodwill acquired	$—	$—	$—	$—	$—

Balance as of December 30, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Other intangible assets consist of the following:

	As of
	December 30,	September 30,
	2023	2023
Customer relationships	$572,347	$572,347
Non-compete agreements	40,955	40,840
Other	7,067	7,067
	620,369	620,254
Less: accumulated amortization
Customer relationships	(505,035)	(502,436)
Non-compete agreements	(35,237)	(35,011)
Other	(2,426)	(2,254)
	(542,698)	(539,701)
	$77,671	$80,553

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of December 30, 2023.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended
	December 30,	December 24,
	2023	2022
Lease expense	$10,753	$10,060

Other information:
Cash payments for operating leases	10,804	10,064
Right-of-use assets obtained in exchange for new operating lease liabilities	4,033	5,228
Weighted-average remaining lease term	5.5 years	5.8 years
Weighted-average discount rate	5.9%	5.3%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of December 30, 2023:

Fiscal Year	Operating Leases
2024 (remaining)	$30,801
2025	37,404
2026	31,920
2027	21,469
2028	16,333
2029 and thereafter	25,808
Total future minimum lease payments	$163,735
Less: interest	(26,412)
Total lease obligations	$137,323

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 316,563 and 298,953 units for the three months ended December 30, 2023 and December 24, 2022, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 30,	September 30,
	2023	2023
5.875% Senior Notes due March 1, 2027	350,000	350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $13,540 and $13,879	67,105	66,766
Revolving Credit Facility, due March 5, 2025	186,800	132,000
Subtotal	1,253,905	1,198,766

Less: unamortized debt issuance costs	(10,127)	(10,556)
	$1,243,778	$1,188,210

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

Credit Agreement. The Operating Partnership has an amended and restated credit agreement dated March 5, 2020 (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $186,800 and $132,000 was outstanding as of December 30, 2023 and September 30, 2023, respectively. On December 28, 2022, the Operating Partnership amended the Credit Agreement to, among other things, modify certain restrictive and affirmative covenants applicable to the Operating Partnership and its subsidiaries to provide for additional investment capacity to allow for future investments by Suburban Renewable Energy and to permit the assumption of debt in connection with the acquisition of the RNG platform from Equilibrium, and replaced the LIBOR component of the borrowing rate with a rate based on SOFR. The Revolving Credit Facility matures on March 5, 2025. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of December 30, 2023, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of December 30, 2023, the interest rate for borrowings under the Revolving Credit Facility was approximately 7.90%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 30, 2023, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $33,586 which expire periodically through November 1, 2024.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of December 30, 2023.

The aggregate amounts of long-term debt maturities subsequent to December 30, 2023 are as follows: fiscal 2024: $-0-; fiscal 2025: $186,800; fiscal 2026: $-0-; fiscal 2027: $350,000; fiscal 2028: $-0-; and thereafter: $730,645.

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

On January 25, 2024, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2024, payable on February 13, 2024 to holders of record on February 6, 2024.

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

During the three months ended December 30, 2023, the Partnership awarded 452,952 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,640. The following is a summary of activity for the Restricted Unit Plan for the three months ended December 30, 2023:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2023	1,366,362	$12.94
Awarded	452,952	14.66
Forfeited	—	—
Vested (1)	(674,389)	(13.52)
Outstanding December 30, 2023	1,144,925	$13.28

(1)
During fiscal 2024, the Partnership withheld 180,787 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 30, 2023, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $7,621. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three months ended December 30, 2023 and December 24, 2022 was $2,645 and $2,471, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three months ended December 30, 2023 and December 24, 2022 was $2,019 and $652, respectively. As of December 30, 2023 and September 30, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,955 and $3,668, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three months ended December 30, 2023 and December 24, 2022 was $375 and $335, respectively.

Long-Term Incentive Plan. On November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“the LTIP”). The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The LTIP document governs the terms and conditions of the outstanding awards with the level of compensation earned being based on the Partnership’s average distribution coverage ratio over the three-year measurement period. The Partnership’s average distribution coverage ratio was calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for the three years in the measurement period, subject to certain adjustments as set forth in the LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership. The level of compensation earned under the fiscal 2021 award is evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee, over that award’s three-year measurement period. The level of compensation earned under the fiscal 2022 award and awards thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three months ended December 30, 2023 and December 24, 2022 was $2,462 and $1,896, respectively. As of December 30, 2023 and September 30, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,009 and $11,952, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2024 and 2023, cash payouts totaling $4,405 and $3,129 were made relating to the fiscal 2021 and 2020 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of December 30, 2023 and September 30, 2023, the Partnership had accrued liabilities of $61,019 and $61,182, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,448 as of December 30, 2023 and September 30, 2023.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this regard, the Partnership’s natural gas and electricity (“AES”) business was sued in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The case was dismissed in part by the district court, but causes of action based on the New York consumer statute and breach of contract were allowed to proceed. On April 12, 2022, the court granted summary judgment in favor of the Partnership on the remaining counts and the complaint was dismissed in full. The plaintiff appealed the judgment to the Second Circuit Court of Appeals. On December 12, 2023, the Court of Appeals issued an Order and Decision affirming the decision of the lower court granting judgment to Agway and dismissing the plaintiff’s claims. Plaintiff has 90 days from the date of the Second Circuit’s decision to file a petition with the United States Supreme Court.

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $39,442 as of December 30, 2023. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 30, 2023 and September 30, 2023.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 30,	December 24,
	2023	2022
Interest cost	$805	$827
Expected return on plan assets	(315)	(339)
Amortization of net loss	425	482
Net periodic benefit cost	$915	$970

	Postretirement Benefits
	Three Months Ended
	December 30,	December 24,
	2023	2022
Interest cost	$36	$41
Amortization of prior service credits	(65)	(124)
Amortization of net (gain)	(191)	(194)
Net periodic benefit cost	$(220)	$(277)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2024. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2024 is $422, of which $75 was contributed during the three months ended December 30, 2023. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of December 30, 2023 and September 30, 2023, the Partnership’s estimated obligation to these MEPPs was $21,078 and $21,398, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 30, 2023 and December 24, 2022:

	Three Months Ended
	December 30,	December 24,
	2023	2022
Pension Benefits
Balance, beginning of period	$(15,190)	$(17,797)
Reclassifications to earnings:
Amortization of net loss (1)	425	482
Other comprehensive income	425	482
Balance, end of period	$(14,765)	$(17,315)

Postretirement Benefits
Balance, beginning of period	$4,523	$5,201
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(256)	(318)
Other comprehensive loss	(256)	(318)
Balance, end of period	$4,267	$4,883

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(10,667)	$(12,596)
Reclassifications to earnings	169	164
Other comprehensive income	169	164
Balance, end of period	$(10,498)	$(12,432)

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

As a result of the Tax Cuts and Jobs Act of 2017, NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely. The Corporate Entities generated a taxable loss during the 2022 tax year, which resulted in a $295 deferred tax benefit recorded during the first quarter of fiscal 2023.

18.
Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended
	December 30,	December 24,
	2023	2022
Revenues:
Propane	$313,358	$342,353
Fuel oil and refined fuels	23,898	30,141
Natural gas and electricity	6,493	8,690
All other	22,085	16,286
Total revenues	$365,834	$397,470

Operating income (loss):
Propane	$87,176	$94,408
Fuel oil and refined fuels	2,172	2,082
Natural gas and electricity	1,568	1,092
All other	(7,181)	(5,775)
Corporate	(34,987)	(29,492)
Total operating income	48,748	62,315

Reconciliation to net income:
Interest expense, net	18,192	15,994
Other, net	5,853	975
Provision for (benefit from) income taxes	249	(48)
Net income	$24,454	$45,394

Depreciation and amortization:
Propane	$11,859	$11,890
Fuel oil and refined fuels	444	409
Natural gas and electricity	—	3
All other	2,700	43
Corporate	1,390	1,434
Total depreciation and amortization	$16,393	$13,779

	As of
	December 30,	September 30,
	2023	2023
Assets:
Propane	$1,952,507	$1,924,304
Fuel oil and refined fuels	51,192	46,341
Natural gas and electricity	12,461	11,255
All other	241,055	239,691
Corporate	62,388	48,884
Total assets	$2,319,603	$2,270,475

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three months ended December 30, 2023, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. Our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and in this Quarterly Report. Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of December 2023 were 82.6 million barrels, which was 2.4% higher than December 2022 levels and 7.6% higher than the five-year average for December. These higher inventory levels contributed to declines in average posted propane prices (basis Mont Belvieu, Texas) of 16.7% compared to the prior year first quarter.

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

Inflation and Other Cost Increases

We are experiencing inflationary pressures in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor, transportation costs, operating costs and the cost of tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2024 was $24.5 million, or $0.38 per Common Unit, compared to net income of $45.4 million, or $0.71 per Common Unit, in the fiscal 2023 first quarter. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) for the first quarter of fiscal 2024 was $75.2 million, compared to $90.0 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2024 of 106.5 million gallons decreased 2.0% compared to the prior year, primarily due to an inconsistent and warmer weather pattern that adversely impacted heat-related demand. Average temperatures (as measured by heating degree days) across all of our service territories during the first quarter were 9% warmer than normal and 6% warmer than the prior year first quarter. Average temperatures for the month of December, which is the most critical month of the first quarter for heat-related demand, were 10% warmer than both normal and December 2022.

Average propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2024 decreased 16.7% compared to the prior year first quarter. Total gross margin of $212.8 million for the fiscal 2024 first quarter decreased $2.0 million, or 0.9%, compared to the prior year first quarter. Gross margin for the first quarter of fiscal 2024 included a $10.8 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $13.7 million unrealized loss in the prior year first quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin decreased $4.9 million, or 2.2%, compared to the prior year first quarter, primarily due to lower propane volumes sold and lower propane unit margins, offset to an extent by margin contribution from the RNG assets acquired in December 2022. Excluding the impact of the unrealized mark-to-market adjustments, propane unit margins for the first quarter of fiscal 2024 decreased $0.05 per gallon, or 2.8%, compared to the prior year first quarter, primarily due to higher demand from our commercial and industrial customer base that tend to be less weather sensitive.

Combined operating and general and administrative expenses of $147.6 million for the first quarter of fiscal 2024 increased 6.4% compared to the prior year first quarter, primarily due to higher payroll and benefit-related expenses, and operating costs associated with the RNG production facilities. In addition, included within general and administrative expenses in the first quarter of the prior year were fees and expenses of $0.9 million associated with the acquisition of the RNG assets. These acquisition-related costs were excluded from Adjusted EBITDA.

Total debt outstanding as of December 2023 increased $54.8 million compared to September 2023, due to seasonal borrowings under our Revolving Credit Facility (as defined below) to help fund working capital needs. Our Consolidated Leverage Ratio, as defined in our credit agreement, for the twelve-month period ending December 30, 2023 was 4.72x.

As previously announced on January 25, 2024, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended December 30, 2023. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on February 13, 2024 to Common Unitholders of record as of February 6, 2024.

Our anticipated cash requirements for the remainder of fiscal 2024 include: (i) maintenance and growth capital expenditures of approximately $14.9 million and $42.0 million, respectively; (ii) interest and income tax payments of approximately $55.2 million; and (iii) cash distributions of approximately $62.4 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 30, 2023 Compared to Three Months Ended December 24, 2022

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 30,	December 24,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Revenues
Propane	$313,358	$342,353	$(28,995)	(8.5)%
Fuel oil and refined fuels	23,898	30,141	(6,243)	(20.7)%
Natural gas and electricity	6,493	8,690	(2,197)	(25.3)%
All other	22,085	16,286	5,799	35.6%
Total revenues	$365,834	$397,470	$(31,636)	(8.0)%
Retail gallons sold
Propane	106,545	108,764	(2,219)	(2.0)%
Fuel oil and refined fuels	5,256	5,563	(307)	(5.5)%

Our fiscal 2024 heating season started off with favorable weather and active crop drying demand, but was followed by unseasonably warm weather that persisted across the country during the last six weeks of the quarter which negatively impacted customer demand for heating purposes. Average temperatures (as measured by heating degree days) across all of our service territories during the first quarter of fiscal 2024 were 9% and 6% warmer than normal and the prior year first quarter, respectively. Average temperatures for the month of December, which is the most critical month of the first quarter for heat-related demand, were 10% warmer than both normal and December 2022.

Revenues from the distribution of propane and related activities of $313.4 million decreased $29.0 million, or 8.5%, compared to the prior year, primarily due to lower average retail selling prices and lower volumes sold. Average propane selling prices decreased 7.2% compared to the prior year, reflecting lower average wholesale costs, resulting in a $24.0 million decrease in revenues. Retail propane gallons sold decreased 2.2 million gallons, or 2.0%, compared to the prior year, primarily due to lower heat-related demand as described above, resulting in a $6.9 million decrease in revenues. Included within the propane segment are revenues from risk management activities, which increased $1.9 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $23.9 million were $6.2 million, or 20.7%, lower than the prior year, primarily due to lower average retail selling prices and lower volumes sold. Average fuel oil and refined fuels selling prices decreased 18.0% compared to the prior year, reflecting lower average wholesale costs, resulting in a $4.6 million decrease in revenues. Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 5.5%, resulting in a $1.6 million decrease in revenues.

Revenues in our natural gas and electricity segment of $6.5 million were $2.2 million, or 25.3%, lower than the prior year, primarily due to lower natural gas average selling prices, reflecting lower average wholesale costs, and to a lesser extent, lower volumes sold, primarily due to warmer temperatures in our operating territories and a lower customer base.

Revenues in our all other segment of $22.1 million were $5.8 million, or 35.6%, higher than the prior year, primarily due to the impact of the RNG Acquisition, which closed at the beginning of our fiscal 2023 second quarter. Revenue from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charged to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 30,	December 24,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of products sold
Propane	$127,772	$149,840	$(22,068)	(14.7)%
Fuel oil and refined fuels	16,721	22,372	(5,651)	(25.3)%
Natural gas and electricity	3,518	5,940	(2,422)	(40.8)%
All other	5,042	4,501	541	12.0%
Total cost of products sold	$153,053	$182,653	$(29,600)	(16.2)%
As a percent of total revenues	41.8%	46.0%

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

From a commodity perspective, as discussed above, wholesale prices trended lower during the first quarter of fiscal 2024. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 16.7% and 25.0% lower than the prior year first quarter, respectively. The net change in the fair value of derivative instruments resulted in a $10.8 million unrealized non-cash loss in the first quarter of fiscal 2024, compared to a $13.7 million unrealized non-cash loss in the prior year first quarter, resulting in a net decrease of $2.9 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $127.8 million decreased $22.1 million, or 14.7%, compared to the prior year first quarter. Lower average wholesale costs contributed to a decrease in cost of products sold of $15.8 million, while lower volumes sold contributed a $2.8 million decrease. Included within the propane segment are costs from other propane activities, which decreased $0.6 million compared to the prior year, as well as the net decrease of $2.9 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $16.7 million decreased $5.7 million, or 25.3%, compared to the prior year first quarter. Lower average wholesale costs and lower volumes sold contributed to decreases of $4.4 million and $1.3 million, respectively.

Cost of products sold in our natural gas and electricity segment of $3.5 million decreased $2.4 million, or 40.8%, compared to the prior year primarily due to lower average wholesale costs, and to a lesser extent, lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2023	2022	Increase	Increase
Operating expenses	$122,070	$115,711	$6,359	5.5%
As a percent of total revenues	33.4%	29.1%

All costs of operating our retail distribution and appliance sales and service operations, as well as the RNG production facilities, are reported within operating expenses in the condensed consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of operating our customer service centers and RNG production facilities.

Operating expenses of $122.1 million for the first quarter of fiscal 2024 increased $6.4 million, or 5.5%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, as well as the operating costs associated with our RNG production facilities and other inflationary effects on our operating costs, offset to an extent by lower fleet vehicle fuel costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2023	2022	Increase	Increase
General and administrative expenses	$25,570	$23,012	$2,558	11.1%
As a percent of total revenues	7.0%	5.8%

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

General and administrative expenses of $25.6 million for the first quarter of fiscal 2024 increased $2.6 million, or 11.1%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs and other inflationary factors. During the prior year first quarter, we incurred $0.9 million in fees and expenses associated with our RNG Acquisition.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2023	2022	Increase	Increase
Depreciation and amortization	$16,393	$13,779	$2,614	19.0%
As a percent of total revenues	4.5%	3.5%

Depreciation and amortization expense of $16.4 million for the first quarter of fiscal 2024 increased $2.6 million, or 19.0%, compared to the prior year first quarter, primarily as a result of depreciation and amortization from the tangible and intangible assets from the RNG Acquisition.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,		Percent
	2023	2022	Increase	Increase
Interest expense, net	$18,192	$15,994	$2,198	13.7%
As a percent of total revenues	5.0%	4.0%

Net interest expense of $18.2 million for the first quarter of fiscal 2024 increased $2.2 million, or 13.7%, compared to the prior year first quarter, due to a higher level of average outstanding borrowings under our Revolving Credit Facility to fund the RNG Acquisition, coupled with higher benchmark interest rates for borrowings under that facility, as well as the impact of the $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 30,	December 24,
	2023	2022
Net income	$24,454	$45,394
Add:
Provision for (benefit from) income taxes	249	(48)
Interest expense, net	18,192	15,994
Depreciation and amortization	16,393	13,779
EBITDA	59,288	75,119
Unrealized non-cash losses on changes in fair value of derivatives	10,786	13,706
Equity in losses of unconsolidated affiliates	5,158	282
Acquisition-related costs	—	935
Adjusted EBITDA	$75,232	$90,042

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash used in operating activities for the first quarter of fiscal 2024 was $12.8 million compared to $6.3 million provided by operating activities in the corresponding prior year period. The change was primarily due to lower earnings including higher interest expense on outstanding borrowings.

Investing Activities. Net cash used in investing activities of $13.9 million for the first quarter of fiscal 2024 consisted of capital expenditures of $11.2 million (including approximately $6.1 million to support the growth of operations and $5.1 million for maintenance expenditures), $3.2 million used to fund an additional investment in a privately held start-up entity and an additional investment in Oberon, partially offset by approximately $0.5 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash provided by financing activities of $30.6 million for the first quarter of fiscal 2024 reflected $54.8 million in net borrowings under our Revolving Credit Facility, which were used to fund a portion of our seasonal working capital needs and the capital expenditures and investments noted above, offset to an extent by $20.6 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2023 and other financing activities of $3.6 million.

Net cash provided by financing activities of $10.1 million for the first quarter of fiscal 2023 reflected $33.9 million in net borrowings under our Revolving Credit Facility which were used to fund a portion of our seasonal working capital needs and the capital expenditures and investments noted above, offset to an extent by $20.5 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and other financing activities of $3.3 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 30, 2023, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $186.8 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement. Total long-term borrowings as of December 30, 2023 and December 24, 2022 was $1,267.4 million and $1,123.5 million, respectively. See Item 1, Note 10 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to December 30, 2023 are as follows: fiscal 2024: $-0-; fiscal 2025: $186.8 million; fiscal 2026: $-0-; fiscal 2027: $350.0 million; fiscal 2028: $-0- million; and thereafter: $730.6 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our credit agreement, represents total indebtedness as of the balance sheet date divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended December 30, 2023 and September 30, 2023 was as follows:

(Dollars in thousands)	Twelve Months Ended
	December 30,	September 30,
	2023	2023
Total indebtedness	$1,267,445	$1,212,645

Adjusted EBITDA	260,215	275,025
Compensation costs recognized under Restricted Unit Plans	8,434	8,260
Other	—	168
Adjusted EBITDA for use in calculation	268,649	283,453

Total Consolidated Leverage Ratio	4.72 x	4.28 x

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

On January 25, 2024, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the first quarter of fiscal 2024, payable on February 13, 2024 to holders of record on February 6, 2024.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At December 30, 2023, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $18.5 million and $4.6 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 30, 2023, we had accrued insurance liabilities of $61.0 million, and a receivable of $15.4 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 30, 2023, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of December 30, 2023.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 30, 2023 indicates an increase in potential future net losses of $3.4 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 30, 2023. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 30, 2023, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 30, 2023 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about deemed purchases by the Partnership during the three months ended December 30, 2023 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
October 1, 2023 through October 28, 2023	—	$—	N/A	N/A
October 29, 2023 through November 25, 2023	180,787	17.10	N/A	N/A
November 26, 2023 through December 30, 2023	—	—	N/A	N/A
Total	180,787	$17.10	N/A	N/A

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

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer and Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

February 8, 2024	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

February 8, 2024	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer