Form 10-Q
period 2024-03-30
SUBURBAN PROPANE PARTNERS LP
filed 2024-05-09
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2024

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

At May 6, 2024, there were 64,045,887 Common Units of Suburban Propane Partners, L.P. outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions, capital expenditures, strategic alternatives, project developments, and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “could,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties that could impact the Partnership’s results include, but are not limited to, the following:

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
•
The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and climate change, human health and safety laws and regulations, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, including the impact of recently adopted and proposed changes to New York law, and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,420	$3,514
Accounts receivable, less allowance for doubtful accounts of $5,616 and $4,449, respectively	122,989	67,687
Inventories	57,962	61,828
Other current assets	40,747	30,973
Total current assets	226,118	164,002
Property, plant and equipment, net	643,585	646,054
Operating lease right-of-use assets	148,583	142,940
Goodwill	1,148,776	1,148,776
Other intangible assets, net	74,659	80,553
Other assets	95,825	88,150
Total assets	$2,337,546	$2,270,475

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$52,428	$40,043
Accrued employment and benefit costs	35,849	45,138
Customer deposits and advances	72,663	127,311
Operating lease liabilities	35,149	33,562
Other current liabilities	61,086	61,764
Total current liabilities	257,175	307,818
Long-term borrowings	1,212,252	1,188,210
Accrued insurance	48,572	49,632
Operating lease liabilities	112,498	108,495
Other liabilities	64,379	69,964
Total liabilities	1,694,876	1,724,119
Commitments and contingencies
Partners’ capital:
Common Unitholders (64,022 and 63,521 units issued and outstanding at March 30, 2024 and September 30, 2023, respectively)	652,999	557,023
Accumulated other comprehensive loss	(10,329)	(10,667)
Total partners’ capital	642,670	546,356
Total liabilities and partners’ capital	$2,337,546	$2,270,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 30,	March 25,
	2024	2023
Revenues
Propane	$437,564	$457,140
Fuel oil and refined fuels	31,595	38,126
Natural gas and electricity	8,713	11,856
All other	20,215	19,379
	498,087	526,501
Costs and expenses
Cost of products sold	190,120	231,608
Operating	128,311	127,450
General and administrative	26,071	25,700
Depreciation and amortization	16,725	16,064
	361,227	400,822
Operating income	136,860	125,679
Loss on debt extinguishment	215	—
Interest expense, net	19,919	19,871
Other, net	5,194	1,106
Income before provision for income taxes	111,532	104,702
Provision for income taxes	32	225
Net income	$111,500	$104,477
Net income per Common Unit - basic	$1.73	$1.63
Weighted average number of Common Units outstanding - basic	64,363	63,922
Net income per Common Unit - diluted	$1.72	$1.62
Weighted average number of Common Units outstanding - diluted	64,818	64,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 30,	March 25,
	2024	2023
Revenues
Propane	$750,922	$799,493
Fuel oil and refined fuels	55,493	68,267
Natural gas and electricity	15,206	20,546
All other	42,300	35,665
	863,921	923,971
Costs and expenses
Cost of products sold	343,173	414,261
Operating	250,381	243,161
General and administrative	51,641	48,712
Depreciation and amortization	33,118	29,843
	678,313	735,977
Operating income	185,608	187,994
Loss on debt extinguishment	215	—
Interest expense, net	38,111	35,865
Other, net	11,047	2,081
Income before provision for income taxes	136,235	150,048
Provision for income taxes	281	177
Net income	$135,954	$149,871
Net income per Common Unit - basic	$2.12	$2.35
Weighted average number of Common Units outstanding - basic	64,239	63,780
Net income per Common Unit - diluted	$2.10	$2.34
Weighted average number of Common Units outstanding - diluted	64,626	64,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Net income	$111,500	$104,477	$135,954	$149,871
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	169	163	338	327
Other comprehensive income	169	163	338	327
Total comprehensive income	$111,669	$104,640	$136,292	$150,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 30,	March 25,
	2024	2023
Cash flows from operating activities:
Net income	$135,954	$149,871
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33,118	29,843
Equity in losses of unconsolidated affiliates	9,657	695
Compensation costs recognized under Restricted Unit Plan	4,564	4,360
Loss on debt extinguishment	215	—
Other, net	1,867	1,189
Changes in assets and liabilities:
Accounts receivable	(55,302)	(56,848)
Inventories	3,866	755
Other current and noncurrent assets	(19,776)	9,039
Accounts payable	12,910	28,845
Accrued employment and benefit costs	(9,606)	(6,131)
Customer deposits and advances	(54,648)	(52,100)
Contributions to defined benefit pension plan	(2,000)	(2,000)
Other current and noncurrent liabilities	1,555	(2,124)
Net cash provided by operating activities	62,374	105,394
Cash flows from investing activities:
Capital expenditures	(25,696)	(24,032)
Investments in and acquisitions of businesses	(6,009)	(114,928)
Proceeds from sale of property, plant and equipment	971	1,465
Net cash (used in) investing activities	(30,734)	(137,495)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	433,200	367,100
Repayments of borrowings under revolving credit facility	(410,700)	(276,200)
Issuance costs associated with long-term borrowings	(3,546)	—
Partnership distributions	(41,451)	(41,105)
Other, net	(4,041)	(3,832)
Net cash (used in) provided by financing activities	(26,538)	45,963
Net increase in cash, cash equivalents and restricted cash	5,102	13,862
Cash, cash equivalents and restricted cash at beginning of period	14,074	4,100
Cash, cash equivalents and restricted cash at end of period	$19,176	$17,962

Less: restricted cash	14,756	10,782
Cash and cash equivalents, end of period	$4,420	$7,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 30, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,015	$560,386	$(10,498)	$549,888
Net income		111,500	—	111,500
Other comprehensive income		—	169	169
Partnership distributions		(20,806)	—	(20,806)
Common Units issued under Restricted Unit Plan	7	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,919	—	1,919
Balance, end of period	64,022	$652,999	$(10,329)	$642,670

	Three Months Ended March 25, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,486	$534,788	$(12,432)	$522,356
Net income		104,477	—	104,477
Other comprehensive income		—	163	163
Partnership distributions		(20,634)	—	(20,634)
Common Units issued under Restricted Unit Plan	4	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,889	—	1,889
Balance, end of period	63,490	$620,520	$(12,269)	$608,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 30, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,521	$557,023	$(10,667)	$546,356
Net income		135,954	—	135,954
Other comprehensive income		—	338	338
Partnership distributions		(41,451)	—	(41,451)
Common Units issued under Restricted Unit Plan	501	(3,091)	—	(3,091)
Compensation costs recognized under Restricted Unit Plan		4,564	—	4,564
Balance, end of period	64,022	$652,999	$(10,329)	$642,670

	Six Months Ended March 25, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital

Balance, beginning of period	62,987	$510,126	$(12,596)	$497,530
Net income		149,871	—	149,871
Other comprehensive income		—	327	327
Partnership distributions		(41,105)	—	(41,105)
Common Units issued under Restricted Unit Plan	503	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		4,360	—	4,360
Balance, end of period	63,490	$620,520	$(12,269)	$608,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 64,021,749 Common Units outstanding at March 30, 2024. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Recently Issued Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”). This update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Topic 280 will first be effective for the Partnership’s fiscal 2025 annual report and should be applied retrospectively to all prior periods presented in the financial statements. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvements to Income Tax Disclosures” (“Topic 740”). This update requires disclosure of specific categories and disaggregation of information in the income tax rate reconciliation table. Topic 740 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of Topic 740 are effective for annual periods beginning after December 15, 2024, which will be the Partnership’s fiscal 2026 annual report. Early adoption is permitted and the amendments should be applied on a prospective basis with retrospective application also being permitted. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures.

SEC Climate Disclosures. In March 2024, the SEC issued final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will require disclosure of, among other things, material climate-related risks, how the Partnership’s Board of Supervisors and management oversee and manage such risks, and the actual and potential material impacts of such risks to the Partnership. The rules also require disclosure about material climate-related targets and goals, greenhouse gas emissions (“GHG”) from operations owned or controlled (Scope 1) and purchased energy consumed in owned or controlled operations (Scope 2), and the financial impacts of severe weather events and other natural conditions. Currently, it is uncertain whether the SEC's new climate-related disclosure rules will withstand pending and future legal challenges. If the rules are ultimately implemented, the Partnership will apply them prospectively with certain disclosures beginning in its fiscal 2026 annual report. The Partnership is assessing the effect of these rules on its consolidated financial statements and related disclosures.

3.
Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 87%, 6% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 30,	March 25,
	2024	2023
Retail
Residential	$287,387	$304,477
Commercial	126,900	131,614
Industrial	36,542	39,470
Government	25,023	26,823
Agricultural	12,305	14,122
Wholesale	9,930	9,995
Total revenues	$498,087	$526,501

	Six Months Ended
	March 30,	March 25,
	2024	2023
Retail
Residential	$483,282	$522,600
Commercial	225,353	240,302
Industrial	68,288	74,848
Government	42,096	44,831
Agricultural	25,755	28,473
Wholesale	19,147	12,917
Total revenues	$863,921	$923,971

The Partnership recognized $36,308 and $73,783 of revenue during the three and six months ended March 30, 2024, respectively, and $14,917 and $52,031 of revenue during the three and six months ended March 25, 2023, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $15,179 and $4,844 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 30, 2024 and September 30, 2023, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm.

The following table presents unaudited pro forma combined financial information as if the aforementioned acquisition had occurred on September 25, 2022, the first day of the Partnership’s 2023 fiscal year:

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Revenues	$498,087	$526,501	$863,921	$927,901
Net income	111,500	104,452	135,954	139,349

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications.

During the third quarter of fiscal 2022, Suburban Renewable Energy announced an agreement to construct, own and operate a new biodigester system with Adirondack Farms, a family dairy farm located in Clinton County, New York, for the production of RNG. Construction of the assets began during the first quarter of fiscal 2023, and is expected to be completed during the second half of calendar 2025.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first half of fiscal 2024, the Operating Partnership purchased four additional secured convertible notes issued by Oberon.

These strategic investments were made to support the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower GHG emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their earnings were included in “Other, net” within the condensed consolidated statements of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first half of fiscal 2024 or in fiscal 2023.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 30, 2024 and September 30, 2023, respectively:

	As of March 30, 2024		As of September 30, 2023
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$7,825	Other current assets	$18,538
	Other assets	—	Other assets	8
		$7,825		$18,546

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,182	Other current liabilities	$2,427
	Other liabilities	1,068	Other liabilities	4,784
		$3,250		$7,211

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 30, 2024		March 25, 2023
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$806	$222	$3,408
Beginning balance realized during the period	—	(806)	(100)	(871)
Contracts purchased during the period	—	—	—	—
Change in the fair value of outstanding contracts	—	—	(114)	(232)
Ending balance of over-the-counter options	$—	$—	$8	$2,305

As of March 30, 2024 and September 30, 2023, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 30, 2024 and March 25, 2023 are as follows:

	Three Months Ended March 30, 2024		Three Months Ended March 25, 2023
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$5,868	Cost of products sold	$(4,501)

	Six Months Ended March 30, 2024		Six Months Ended March 25, 2023
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(4,918)	Cost of products sold	$(18,207)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 30, 2024			As of September 30, 2023
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$12,368	$(4,543)	$7,825	$35,339	$(16,793)	$18,546
Liability Derivatives
Commodity-related derivatives	$7,793	$(4,543)	$3,250	$24,004	$(16,793)	$7,211

The Partnership had $-0- posted cash collateral as of March 30, 2024 and September 30, 2023 with its brokers for outstanding commodity-related derivatives.

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

	As of
	March 30,	September 30,
	2024	2023
5.875% Senior Notes due March 1, 2027	$346,812	$334,250
5.00% Senior Notes due June 1, 2031	592,501	541,658
5.50% Green Bonds due October 1, 2028 through October 1, 2033	64,658	63,031
	$1,003,971	$938,939

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

	As of
	March 30,	September 30,
	2024	2023

Cash and cash equivalents	$4,420	$3,514
Restricted cash included in other current assets	6,393	2,392
Restricted cash included in other assets (noncurrent)	8,363	8,168
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$19,176	$14,074

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 30,	September 30,
	2024	2023
Propane, fuel oil and refined fuels and natural gas	$54,607	$58,565
Appliances	3,355	3,263
	$57,962	$61,828

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 30, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Fiscal 2024 Activity
Goodwill acquired	$—	$—	$—	$—	$—

Balance as of March 30, 2024
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Other intangible assets consist of the following:

	As of
	March 30,	September 30,
	2024	2023
Customer relationships	$572,347	$572,347
Non-compete agreements	40,955	40,840
Other	7,067	7,067
	620,369	620,254
Less: accumulated amortization
Customer relationships	(507,634)	(502,436)
Non-compete agreements	(35,478)	(35,011)
Other	(2,598)	(2,254)
	(545,710)	(539,701)
	$74,659	$80,553

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of March 30, 2024.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Lease expense	$10,970	$10,552	$21,723	$20,612

Other information:
Cash payments for operating leases	11,031	10,905	21,835	20,969
Right-of-use assets obtained in exchange for new operating lease liabilities	16,871	16,050	20,904	21,278
Weighted-average remaining lease term			5.6 years	5.8 years
Weighted-average discount rate			6.1%	5.6%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of March 30, 2024:

Fiscal Year	Operating Leases
2024 (remaining)	$22,012
2025	41,007
2026	35,496
2027	25,019
2028	19,678
2029 and thereafter	33,934
Total future minimum lease payments	$177,146
Less: interest	(29,499)
Total lease obligations	$147,647

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 454,482 and 386,734 units for the three and six months ended March 30, 2024, respectively, and 446,899 and 398,803 for the three and six months ended March 25, 2023, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 30,	September 30,
	2024	2023
5.875% Senior Notes due March 1, 2027	$350,000	$350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $13,194 and $13,879	67,451	66,766
Revolving Credit Facility, due March 15, 2029	154,500	132,000
Subtotal	1,221,951	1,198,766

Less: unamortized debt issuance costs	(9,699)	(10,556)
	$1,212,252	$1,188,210

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

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $154,500 and $132,000 was outstanding as of March 30, 2024 and September 30, 2023, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. At the time of the execution of the Credit Agreement, $187,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement. The Credit Agreement amends and restates the previous amended and restated credit agreement dated March 5, 2020. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $215 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

As of March 30, 2024, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of March 30, 2024, the interest rate for borrowings under the Revolving Credit Facility was approximately 7.74%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 30, 2024, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $33,586 which expire periodically through March 15, 2025.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 30, 2024.

The aggregate amounts of long-term debt maturities subsequent to March 30, 2024 are as follows: fiscal 2024: $-0-; fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $504,500; fiscal 2028: $-0-; and thereafter: $730,645.

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

On April 25, 2024, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2024, payable on May 14, 2024 to holders of record on May 7, 2024.

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

During the six months ended March 30, 2024, the Partnership awarded 455,655 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,687. The following is a summary of activity for the Restricted Unit Plan for the six months ended March 30, 2024:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2023	1,366,362	$12.94
Awarded	455,655	14.68
Forfeited	—	—
Vested (1)	(681,134)	(13.53)
Outstanding March 30, 2024	1,140,883	$13.29

(1)
During fiscal 2024, the Partnership withheld 180,787 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 30, 2024, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $5,750. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 30, 2024 was $1,919 and $4,564, respectively, and $1,889 and $4,360 for the three and six months ended March 25, 2023, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and six months ended March 30, 2024 was $2,622 and $4,641, respectively, and for three and six months ended March 25, 2023 was $902 and $1,554, respectively. As of March 30, 2024 and September 30, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $6,576 and $3,668, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and six months ended March 30, 2024 was $373 and $748, respectively, and $336 and $671 for the three and six months ended March 25, 2023, respectively.

Long-Term Incentive Plan. On November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“the LTIP”). The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The LTIP document governs the terms and conditions of the outstanding awards with the level of compensation earned being based on the Partnership’s average distribution coverage ratio over the three-year measurement period. The Partnership’s average distribution coverage ratio was calculated as the Partnership’s average distributable cash flow, as defined by the LTIP, for the three years in the measurement period, subject to certain adjustments as set forth in the LTIP document, divided by the amount of annualized cash distributions to be paid by the Partnership. The level of compensation earned under the fiscal 2021 award was evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii)

25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee, over that award’s three-year measurement period. The level of compensation earned under the fiscal 2022 award and awards thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense (benefit) recognized for the three and six months ended March 30, 2024 was $1,207 and $3,669, respectively, and $(192) and $1,704 for the three and six months ended March 25, 2023, respectively. As of March 30, 2024 and September 30, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,216 and $11,952, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2024 and 2023, cash payouts totaling $4,405 and $3,129 were made relating to the fiscal 2021 and 2020 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of March 30, 2024 and September 30, 2023, the Partnership had accrued liabilities of $60,252 and $61,182, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,183 and $15,448 as of March 30, 2024 and September 30, 2023, respectively.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the New York Public Service Commission (“NYPSC”) has proposed an amendment to its Uniform Business Practices (“UBP”), which would apply to AES and other energy supply companies that operate in the state, that would, if adopted, require AES to send notice each month to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their incumbent utility. While the effective date of this UBP amendment is not yet known, the Partnership anticipates that the additional notice requirements mandated by the NYPSC could have a negative effect on customer retention for energy supply companies if the amendment is finalized as proposed. As a result of the amendment to the GBL, as well as the pending UBP revision, the Partnership is in the process of reviewing strategic alternatives for the AES business.

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $42,244 as of March 30, 2024. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 30, 2024 and September 30, 2023.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Interest cost	$804	$826	$1,609	$1,653
Expected return on plan assets	(314)	(338)	(629)	(677)
Amortization of net loss	426	481	851	963
Net periodic benefit cost	$916	$969	$1,831	$1,939

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Interest cost	$36	$42	$72	$83
Amortization of prior service credits	(65)	(125)	(130)	(249)
Amortization of net (gain)	(192)	(193)	(383)	(387)
Net periodic benefit cost	$(221)	$(276)	$(441)	$(553)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2024, of which $2,000 was contributed during the six months ended March 30, 2024. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2024 is $422, of which $182 was contributed during the six months ended March 30, 2024. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of March 30, 2024 and September 30, 2023, the Partnership’s estimated obligation to these MEPPs was $20,732 and $21,398, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 30, 2024 and March 25, 2023:

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Pension Benefits
Balance, beginning of period	$(14,765)	$(17,315)	$(15,190)	$(17,797)
Reclassifications to earnings:
Amortization of net loss (1)	426	481	851	963
Other comprehensive income	426	481	851	963
Balance, end of period	$(14,339)	$(16,834)	$(14,339)	$(16,834)

Postretirement Benefits
Balance, beginning of period	$4,267	$4,883	$4,523	$5,201
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(257)	(318)	(513)	(636)
Other comprehensive loss	(257)	(318)	(513)	(636)
Balance, end of period	$4,010	$4,565	$4,010	$4,565

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(10,498)	$(12,432)	$(10,667)	$(12,596)
Reclassifications to earnings	169	163	338	327
Other comprehensive income	169	163	338	327
Balance, end of period	$(10,329)	$(12,269)	$(10,329)	$(12,269)

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Revenues:
Propane	$437,564	$457,140	$750,922	$799,493
Fuel oil and refined fuels	31,595	38,126	55,493	68,267
Natural gas and electricity	8,713	11,856	15,206	20,546
All other	20,215	19,379	42,300	35,665
Total revenues	$498,087	$526,501	$863,921	$923,971

Operating income (loss):
Propane	$169,853	$156,959	$257,029	$251,367
Fuel oil and refined fuels	5,887	6,347	8,059	8,429
Natural gas and electricity	2,578	3,138	4,146	4,230
All other	(7,175)	(10,087)	(14,356)	(15,862)
Corporate	(34,283)	(30,678)	(69,270)	(60,170)
Total operating income	136,860	125,679	185,608	187,994

Reconciliation to net income:
Loss on debt extinguishment	215	—	215	—
Interest expense, net	19,919	19,871	38,111	35,865
Other, net	5,194	1,106	11,047	2,081
Provision for income taxes	32	225	281	177
Net income	$111,500	$104,477	$135,954	$149,871

Depreciation and amortization:
Propane	$11,735	$11,331	$23,594	$23,221
Fuel oil and refined fuels	302	419	746	828
Natural gas and electricity	—	—	—	3
All other	2,707	2,912	5,407	2,955
Corporate	1,981	1,402	3,371	2,836
Total depreciation and amortization	$16,725	$16,064	$33,118	$29,843

	As of
	March 30,	September 30,
	2024	2023
Assets:
Propane	$1,967,319	$1,924,304
Fuel oil and refined fuels	49,769	46,341
Natural gas and electricity	11,681	11,255
All other	241,240	239,691
Corporate	67,537	48,884
Total assets	$2,337,546	$2,270,475

19.
Subsequent Events

On April 11, 2024, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Florida for $4,250.

On May 2, 2024, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Nevada for $9,000, including $1,000 for non-compete consideration, plus working capital acquired.

These acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 30, 2024, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of March 2024 were 51.8 million barrels, which was 7.0% lower than March 2023 levels, albeit 7.8% higher than the five-year average for March. These lower inventory levels in comparison to March 2023 contributed to an increase in average posted propane prices (basis Mont Belvieu, Texas) of 2.8% compared to the prior year second quarter.

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

Inflation and Other Cost Increases

We are experiencing inflationary pressures in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas; including labor, transportation costs, operating costs and the cost of capital expansion projects, tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2024 was $111.5 million, or $1.73 per Common Unit, compared to net income of $104.5 million, or $1.63 per Common Unit, in the second quarter of fiscal 2023. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) for the second quarter of fiscal 2024 was $147.0 million, compared to $149.0 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2024 of 140.2 million gallons decreased 2.7% compared to the prior year, primarily due to widespread warm weather throughout much of the second quarter, aside from a two-week period of extreme cold temperatures in mid-January 2024. Average temperatures (as measured by heating degree days) across all of our service territories during the second quarter were 8% warmer than normal and 4% cooler than the prior year second quarter (which was heavily influenced by mid-January heating degree days that were 33% colder than the prior year). Average temperatures for the month of February were 1% warmer than the prior year and on par for the warmest February on record; followed by March which was 7% warmer than the prior year.

Average propane prices (basis Mont Belvieu, Texas) for the second quarter of fiscal 2024 increased 2.8% compared to the prior year second quarter. Total gross margin of $308.0 million for the second quarter increased $13.1 million, or 4.4%, compared to the prior year second quarter. Gross margin for the second quarter of fiscal 2024 included a $5.9 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $4.5 million unrealized loss in the prior year second quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin increased $2.7 million, or 0.9%, compared to the prior year second quarter, primarily due to higher unit margins, which increased $0.08 per gallon, more than offsetting the lower volumes sold.

Combined operating and general and administrative expenses of $154.4 million for the second quarter of fiscal 2024 increased $1.2 million, or 0.8%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related expenses, offset to an extent by lower volume-related variable operating costs. In addition, included within general and administrative expenses in the second quarter of the prior year were acquisition-related fees and expenses of $3.4 million, which were excluded from Adjusted EBITDA for the second quarter of fiscal 2023.

On March 15, 2024, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500 million revolving credit facility (the “Revolving Credit Facility”), of which $154.5 million was outstanding as of March 30, 2024. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes, as defined in Item 1, Note 10 of this Quarterly Report (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. At the time of the execution of the Credit Agreement, $187.9 million was outstanding under the revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement. The Credit Agreement amends and restates the previous credit agreement dated March 5, 2020.

Total debt outstanding as of March 30, 2024 increased $22.5 million compared to September 30, 2023, primarily due to seasonal borrowings under our Revolving Credit Facility to help fund working capital needs. During the second quarter of fiscal 2024, we utilized cash flows from operating activities to repay $32.3 million in outstanding borrowings under the Revolving Credit Facility. As a result of this debt repayment, the Total Consolidated Leverage Ratio, as defined in our Credit Agreement, for the twelve-month period ending March 30, 2024 improved to 4.61x compared to 4.72x at the end of the fiscal 2024 first quarter.

As previously announced on April 25, 2024, the Partnership’s Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended March 30, 2024. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on May 14, 2024 to Common Unitholders of record as of May 7, 2024.

Our anticipated cash requirements for the remainder of fiscal 2024 include: (i) maintenance and growth capital expenditures of approximately $9.3 million and $27.5 million, respectively; (ii) interest and income tax payments of approximately $35.0 million; and (iii) cash distributions of approximately $41.6 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended March 30, 2024 Compared to Three Months Ended March 25, 2023

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	March 30,	March 25,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenues
Propane	$437,564	$457,140	$(19,576)	(4.3)%
Fuel oil and refined fuels	31,595	38,126	(6,531)	(17.1)%
Natural gas and electricity	8,713	11,856	(3,143)	(26.5)%
All other	20,215	19,379	836	4.3%
Total revenues	$498,087	$526,501	$(28,414)	(5.4)%
Retail gallons sold
Propane	140,243	144,149	(3,906)	(2.7)%
Fuel oil and refined fuels	6,992	7,742	(750)	(9.7)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories were 8% warmer than normal and 4% cooler than the prior year second quarter. Following a short burst of extreme cold weather in the middle of January, February 2024 temperatures were on par for the warmest on record. The months of February and March collectively were 4% warmer than the comparable prior year period and negatively impacted customer demand for heating purposes.

Revenues from the distribution of propane and related activities of $437.6 million decreased $19.6 million, or 4.3%, compared to the prior year, primarily due to lower volumes sold and lower average retail selling prices. Retail propane gallons sold decreased 3.9 million gallons, or 2.7%, compared to the prior year, primarily due to lower heat-related demand as described above, resulting in a $12.2 million decrease in revenues. Average propane selling prices decreased 1.5% compared to the prior year, reflecting lower average wholesale costs coming into the quarter, resulting in a $6.7 million decrease in revenues. Included within the propane segment are revenues from risk management activities, which decreased $0.7 million primarily due to the impact of lower selling prices on commodity hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $31.6 million were $6.5 million, or 17.1%, lower than the prior year, primarily due to lower volumes sold and lower average retail selling prices. Fuel oil and refined fuels gallons sold decreased 0.7 million gallons, or 9.7%, resulting in a $3.7 million decrease in revenues. Average fuel oil and refined fuels selling prices decreased 8.1% compared to the prior year, reflecting lower average wholesale costs, resulting in a $2.8 million decrease in revenues.

Revenues in our natural gas and electricity segment of $8.7 million were $3.1 million, or 26.5%, lower than the prior year, primarily due to lower natural gas average selling prices, reflecting lower average wholesale costs, and to a lesser extent, lower volumes sold, primarily due to warmer temperatures in our operating territories and a lower customer base.

Revenues in our all other segment of $20.2 million were $0.8 million, or 4.3%, higher than the prior year, primarily due to an increase in the volume of pipeline injected renewable natural gas (“RNG”) and higher prices for certain environmental attributes. Revenue from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charged to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 30,	March 25,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of products sold
Propane	$161,190	$194,854	$(33,664)	(17.3)%
Fuel oil and refined fuels	20,464	26,031	(5,567)	(21.4)%
Natural gas and electricity	4,760	7,187	(2,427)	(33.8)%
All other	3,706	3,536	170	4.8%
Total cost of products sold	$190,120	$231,608	$(41,488)	(17.9)%
As a percent of total revenues	38.2%	44.0%

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

From a commodity perspective, wholesale propane prices trended lower than the prior year coming into the second quarter of fiscal 2024. During the second quarter, wholesale propane prices continued to trend lower than the prior year during January 2024, and then rose modestly for the remainder of the second quarter. Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 2.8% higher and 7.6% lower than the prior year second quarter, respectively. The net change in the fair value of derivative instruments resulted in a $5.9 million unrealized non-cash gain in the second quarter of fiscal 2024, compared to a $4.5 million unrealized non-cash loss in the prior year second quarter, resulting in a net decrease of $10.4 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $161.2 million decreased $33.7 million, or 17.3%, compared to the prior year second quarter. Lower average wholesale costs contributed to a decrease in cost of products sold of $14.1 million, while lower volumes sold contributed a $4.8 million decrease. Included within the propane segment are costs from other propane activities, which decreased $4.4 million compared to the prior year due to a decrease in costs for hedging contracts used in risk management activities that were settled physically, as well as the net decrease of $10.4 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $20.5 million decreased $5.6 million, or 21.4%, compared to the prior year second quarter. Lower average wholesale costs and lower volumes sold contributed to decreases of $3.1 million and $2.5 million, respectively.

Cost of products sold in our natural gas and electricity segment of $4.8 million decreased $2.4 million, or 33.8%, compared to the prior year primarily due to lower average wholesale costs, and to a lesser extent, lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
Operating expenses	$128,311	$127,450	$861	0.7%
As a percent of total revenues	25.8%	24.2%

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

Operating expenses of $128.3 million for the second quarter of fiscal 2024 increased $0.9 million, or 0.7%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs, as well as other inflationary effects on our operating costs, substantially offset by lower vehicle fuel costs and other volume-related variable operating costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
General and administrative expenses	$26,071	$25,700	$371	1.4%
As a percent of total revenues	5.2%	4.9%

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

General and administrative expenses of $26.1 million for the second quarter of fiscal 2024 increased $0.4 million, or 1.4%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs and other inflationary factors. Included in the prior year second quarter were $3.4 million in professional fees and expenses associated with our RNG Acquisition.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
Depreciation and amortization	$16,725	$16,064	$661	4.1%
As a percent of total revenues	3.4%	3.1%

Depreciation and amortization expense of $16.7 million for the second quarter of fiscal 2024 increased $0.7 million, or 4.1%, compared to the prior year second quarter, primarily as a result of accelerated depreciation for assets taken out of service coupled with additional investments made in our RNG production facilities.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
Interest expense, net	$19,919	$19,871	$48	0.2%
As a percent of total revenues	4.0%	3.8%

Net interest expense of $19.9 million for the second quarter of fiscal 2024 was essentially flat to the prior year second quarter. Lower average outstanding borrowings under our Revolving Credit Facility were offset by higher benchmark interest rates for borrowings under that facility. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2024, we recognized a non-cash charge of $0.2 million to write-off a portion of unamortized debt origination costs.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 30,	March 25,
	2024	2023
Net income	$111,500	$104,477
Add:
Provision for income taxes	32	225
Interest expense, net	19,919	19,871
Depreciation and amortization	16,725	16,064
EBITDA	148,176	140,637
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(5,868)	4,501
Equity in losses of unconsolidated affiliates	4,499	413
Loss on debt extinguishment	215	—
Acquisition-related costs	—	3,406
Adjusted EBITDA	$147,022	$148,957

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

Six Months Ended March 30, 2024 Compared to Six Months Ended March 25, 2023

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 30,	March 25,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenues
Propane	$750,922	$799,493	$(48,571)	(6.1)%
Fuel oil and refined fuels	55,493	68,267	(12,774)	(18.7)%
Natural gas and electricity	15,206	20,546	(5,340)	(26.0)%
All other	42,300	35,665	6,635	18.6%
Total revenues	$863,921	$923,971	$(60,050)	(6.5)%
Retail gallons sold
Propane	246,788	252,913	(6,125)	(2.4)%
Fuel oil and refined fuels	12,248	13,305	(1,057)	(7.9)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2024 were 9% warmer than normal and 1% warmer than the prior year first half. The fiscal 2024 heating season was characterized by an inconsistent weather pattern and unseasonably warm temperatures throughout much of our service territories, particularly during the most critical months for heat-related demand, with only a brief burst of cooler weather in mid-January. For the critical heating month of December, average temperatures were 10% warmer than normal and prior year, while for the critical month of February, average temperatures were 12% warmer than normal and 1% warmer than the prior year. Average temperatures for the month of January were 4% warmer than normal and 17% cooler than the prior year, but the increase in heating degree days compared to the prior year were influenced by extreme cold temperatures for a two-week period mid-month. The unseasonably warm and inconsistent weather pattern during the first half of fiscal 2024 adversely impacted heat-related demand.

Revenues from the distribution of propane and related activities of $750.9 million decreased $48.6 million, or 6.1%, compared to the prior year first half, primarily due to lower average selling prices and lower volumes sold. Average propane selling prices decreased 4.0% compared to the prior year period, reflecting lower average wholesale costs, resulting in a $30.7 million decrease in revenues. Retail propane gallons sold decreased 6.1 million gallons, or 2.4%, compared to the prior year, resulting in a $19.2 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which increased $1.3 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $55.5 million decreased $12.8 million, or 18.7%, compared to the prior year first half, primarily due to lower average selling prices, coupled with lower volumes sold. Average selling prices for fuel oil and refined fuels decreased 12.5%, resulting in a $7.4 million decrease in revenues. Fuel oil and refined fuels volumes sold decreased 1.1 million gallons, or 7.9%, resulting in a $5.4 million decrease in revenues.

Revenues in our natural gas and electricity segment of $15.2 million were $5.3 million, or 26.0%, lower than the prior year first half, resulting from lower selling prices, lower volumes sold (primarily due to the impact of warmer temperatures on customer demand) and a lower customer base.

Revenues in our all other segment of $42.3 million were $6.6 million, or 18.6%, higher than the prior year first half, primarily due to the impact of the RNG Acquisition, which closed at the beginning of our fiscal 2023 second quarter. Revenue from the RNG production assets primarily consist of sales of RNG and the associated environmental attributes, and tipping fees charged to third parties for various waste feedstocks.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 30,	March 25,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of products sold
Propane	$288,962	$344,694	$(55,732)	(16.2)%
Fuel oil and refined fuels	37,185	48,403	(11,218)	(23.2)%
Natural gas and electricity	8,278	13,127	(4,849)	(36.9)%
All other	8,748	8,037	711	8.8%
Total cost of products sold	$343,173	$414,261	$(71,088)	(17.2)%
As a percent of total revenues	39.7%	44.8%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 6.9% and 14.3% lower than the prior year first half, respectively. The net change in the fair value of derivative instruments resulted in unrealized non-cash losses of $4.9 million and $18.2 million in the first six months of fiscal 2024 and 2023, respectively, resulting in a decrease of $13.3 million in cost of products sold year-over-year, all of which was reported within the propane segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $289.0 million decreased $55.7 million, or 16.2%, compared to the prior year first half. Lower average wholesale costs contributed to a $32.4 million decrease in cost of products sold, and lower volumes sold contributed to a $7.6 million decrease. Included within the propane segment are costs from other propane activities which decreased $2.4 million compared to the prior year due to a decrease in propane costs for the physical settlement of hedging agreements, coupled with the net decrease in cost of products sold of $13.3 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $37.2 million decreased $11.2 million, or 23.2%, compared to the prior year first half. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $7.4 million and $3.8 million, respectively.

Cost of products sold in our natural gas and electricity segment of $8.3 million decreased $4.8 million, or 36.9%, compared to the prior year, due to lower average wholesale costs, as well as lower usage from warmer weather.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
Operating expenses	$250,381	$243,161	$7,220	3.0%
As a percent of total revenues	29.0%	26.3%

Operating expenses of $250.4 million for the first half of fiscal 2024 increased $7.2 million, or 3.0%, compared to the prior year first half, primarily due to higher payroll and benefit-related costs, as well as the operating costs associated with our RNG production facilities and other inflationary effects on our operating costs, offset to an extent by lower volume-related variable operating costs.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
General and administrative expenses	$51,641	$48,712	$2,929	6.0%
As a percent of total revenues	6.0%	5.3%

General and administrative expenses of $51.6 million for the first half of fiscal 2024 increased $2.9 million, or 6.0%, compared to the prior year period, primarily due to increases in payroll and benefit-related costs and other inflationary increases. Included in the prior year were $3.4 million in professional fees and expenses related to our RNG Acquisition.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
Depreciation and amortization	$33,118	$29,843	$3,275	11.0%
As a percent of total revenues	3.8%	3.2%

Depreciation and amortization expense of $33.1 million in the first half of fiscal 2024 increased $3.3 million, or 11.0%, primarily from the impact of our RNG Acquisition at the beginning of our second quarter of the prior year period.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 30,	March 25,		Percent
	2024	2023	Increase	Increase
Interest expense, net	$38,111	$35,865	$2,246	6.3%
As a percent of total revenues	4.4%	3.9%

Net interest expense of $38.1 million in the first half of fiscal 2024 increased $2.2 million compared to the prior year first half, primarily due to the impact of higher benchmark interest rates for borrowings under our Revolving Credit Facility and a higher average level of outstanding borrowings under that facility to fund the RNG Acquisition, as well as the impact of $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2024, we recognized a non-cash charge of $0.2 million to write-off a portion of unamortized debt origination costs.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 30,	March 25,
	2024	2023
Net income	$135,954	$149,871
Add:
Provision for income taxes	281	177
Interest expense, net	38,111	35,865
Depreciation and amortization	33,118	29,843
EBITDA	207,464	215,756
Unrealized non-cash losses on changes in fair value of derivatives	4,918	18,207
Equity in losses of unconsolidated affiliates	9,657	695
Loss on debt extinguishment	215	—
Acquisition-related costs	—	4,341
Adjusted EBITDA	$222,254	$238,999

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first half of fiscal 2024 was $62.4 million compared to $105.4 million in the first half of the prior year. The change was primarily due to lower operating income, and an increase in working capital, which stemmed from a smaller decline in the wholesale cost of propane compared to the sharp decline in the prior year period.

Investing Activities. Net cash used in investing activities of $30.7 million for the first six months of fiscal 2024 consisted of capital expenditures of $25.7 million (including approximately $15.0 million to support the growth of operations and $10.7 million for maintenance expenditures), $6.0 million used to fund an additional investment in a privately held start-up entity and additional investments in Oberon, partially offset by $1.0 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash used in financing activities of $26.5 million for the first half of fiscal 2024 reflected $22.5 million in net borrowings under our Revolving Credit Facility, which were used to fund a portion of our seasonal working capital needs and the capital expenditures and investments noted above, $41.5 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2023 and first quarter of fiscal 2024, $3.5 million in debt origination costs related to the refinancing of our Credit Agreement in March 2024 and other financing activities of $4.0 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 30, 2024, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $154.5 million outstanding under our Revolving Credit Facility provided by our Credit Agreement. Total long-term borrowings as of March 30, 2024 and March 25, 2023 was $1,235.1 million and $1,261.1, million, respectively. See Item 1, Note 10 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to March 30, 2024 are as follows: fiscal 2024: $-0-; fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $504.5 million; fiscal 2028: $-0-; and thereafter: $730.6 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended March 30, 2024 and September 30, 2023 was as follows:

(Dollars in thousands)	Twelve Months Ended
	March 30,	September 30,
	2024	2023
Total debt	$1,235,145	$1,212,645
Less: cash and cash equivalents (1)	(4,420)
Total debt, less cash and cash equivalents	$1,230,725

Adjusted EBITDA	$258,280	$275,025
Compensation costs recognized under Restricted Unit Plans	8,463	8,260
Other	—	168
Adjusted EBITDA for use in calculation	$266,743	$283,453

Total Consolidated Leverage Ratio	4.61 x	4.28 x
(1)
Effective with the amendment to the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.

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

On April 25, 2024, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the second quarter of fiscal 2024, payable on May 14, 2024 to holders of record on May 7, 2024.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At March 30, 2024, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $17.0 million and $4.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 30, 2024, we had accrued insurance liabilities of $60.3 million, and a receivable of $16.2 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

We are currently evaluating the impact of recently adopted changes to the New York General Business Law, as well as proposed changes to the New York Public Service Commission’s Uniform Business Practices, on our natural gas and electricity business operated through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), and we are in the process of reviewing strategic alternatives for the AES business. See Item 1, Note 13, “Commitments and Contingencies,” Legal Matters subsection of this Quarterly Report.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 30, 2024, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of March 30, 2024.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 30, 2024 indicates a decrease in potential future net gains of $6.5 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 30, 2024. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 30, 2024, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 30, 2024 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 30, 2024, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

(a)
Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1	Fourth Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on March 18, 2024).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of the Chief Financial Officer and Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

May 9, 2024	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

May 9, 2024	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer