Form 10-Q
period 2024-06-29
SUBURBAN PROPANE PARTNERS LP
filed 2024-08-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2024

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

At August 5, 2024, there were 64,071,854 Common Units of Suburban Propane Partners, L.P. outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 29,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,882	$3,514
Accounts receivable, less allowance for doubtful accounts of $5,695 and $4,449, respectively	73,798	67,687
Inventories	51,304	61,828
Other current assets	34,735	30,973
Total current assets	164,719	164,002
Property, plant and equipment, net	649,307	646,054
Operating lease right-of-use assets	145,504	142,940
Goodwill	1,151,252	1,148,776
Other intangible assets, net	77,380	80,553
Other assets	95,392	88,150
Total assets	$2,283,554	$2,270,475

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$26,473	$40,043
Accrued employment and benefit costs	42,102	45,138
Customer deposits and advances	96,775	127,311
Operating lease liabilities	35,479	33,562
Other current liabilities	51,533	61,764
Total current liabilities	252,362	307,818
Long-term borrowings	1,202,535	1,188,210
Accrued insurance	48,210	49,632
Operating lease liabilities	109,099	108,495
Other liabilities	64,125	69,964
Total liabilities	1,676,331	1,724,119
Commitments and contingencies
Partners’ capital:
Common Unitholders (64,048 and 63,521 units issued and outstanding at June 29, 2024 and September 30, 2023, respectively)	616,833	557,023
Accumulated other comprehensive loss	(9,610)	(10,667)
Total partners’ capital	607,223	546,356
Total liabilities and partners’ capital	$2,283,554	$2,270,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 29,	June 24,
	2024	2023
Revenues
Propane	$220,045	$241,485
Fuel oil and refined fuels	10,954	14,086
Natural gas and electricity	5,322	4,926
All other	18,289	18,131
	254,610	278,628
Costs and expenses
Cost of products sold	94,400	110,446
Operating	115,882	116,637
General and administrative	19,759	21,142
Depreciation and amortization	16,379	15,537
	246,420	263,762
Operating income	8,190	14,866
Interest expense, net	18,429	18,733
Other, net	6,709	1,150
(Loss) before provision for income taxes	(16,948)	(5,017)
Provision for income taxes	243	244
Net (loss)	$(17,191)	$(5,261)
Net (loss) per Common Unit - basic	$(0.27)	$(0.08)
Weighted average number of Common Units outstanding - basic	64,394	63,926
Net (loss) per Common Unit - diluted	$(0.27)	$(0.08)
Weighted average number of Common Units outstanding - diluted	64,394	63,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 29,	June 24,
	2024	2023
Revenues
Propane	$970,967	$1,040,978
Fuel oil and refined fuels	66,447	82,353
Natural gas and electricity	20,528	25,472
All other	60,589	53,796
	1,118,531	1,202,599
Costs and expenses
Cost of products sold	437,573	524,707
Operating	366,263	359,798
General and administrative	71,400	69,854
Depreciation and amortization	49,497	45,380
	924,733	999,739
Operating income	193,798	202,860
Loss on debt extinguishment	215	—
Interest expense, net	56,540	54,598
Other, net	17,756	3,231
Income before provision for income taxes	119,287	145,031
Provision for income taxes	524	421
Net income	$118,763	$144,610
Net income per Common Unit - basic	$1.85	$2.27
Weighted average number of Common Units outstanding - basic	64,297	63,826
Net income per Common Unit - diluted	$1.83	$2.25
Weighted average number of Common Units outstanding - diluted	64,747	64,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Net (loss) income	$(17,191)	$(5,261)	$118,763	$144,610
Other comprehensive income:
Amortization of net actuarial losses and prior service credits into earnings	169	164	507	491
Recognition in earnings of net actuarial loss for pension settlement	550	—	550	—
Other comprehensive income	719	164	1,057	491
Total comprehensive (loss) income	$(16,472)	$(5,097)	$119,820	$145,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 29,	June 24,
	2024	2023
Cash flows from operating activities:
Net income	$118,763	$144,610
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	49,497	45,380
Equity in losses of unconsolidated affiliates	15,121	1,152
Compensation costs recognized under Restricted Unit Plan	6,404	6,265
Pension settlement charge	550	—
Loss on debt extinguishment	215	—
Other, net	2,528	1,389
Changes in assets and liabilities:
Accounts receivable	(6,052)	4,683
Inventories	10,704	10,425
Other current and noncurrent assets	(12,222)	13,619
Accounts payable	(13,173)	(2,269)
Accrued employment and benefit costs	(3,421)	(5,296)
Customer deposits and advances	(30,536)	(36,353)
Contributions to defined benefit pension plan	(3,000)	(3,000)
Other current and noncurrent liabilities	(11,571)	(13,213)
Net cash provided by operating activities	123,807	167,392
Cash flows from investing activities:
Capital expenditures	(40,373)	(33,386)
Investments in and acquisitions of businesses	(22,005)	(126,929)
Proceeds from sale of property, plant and equipment	2,392	3,180
Net cash (used in) investing activities	(59,986)	(157,135)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	541,300	470,200
Repayments of borrowings under revolving credit facility	(529,300)	(399,800)
Issuance costs associated with long-term borrowings	(3,744)	—
Partnership distributions	(62,266)	(61,741)
Other, net	(4,334)	(4,312)
Net cash (used in) provided by financing activities	(58,344)	4,347
Net increase in cash, cash equivalents and restricted cash	5,477	14,604
Cash, cash equivalents and restricted cash at beginning of period	14,074	4,100
Cash, cash equivalents and restricted cash at end of period	$19,551	$18,704

Less: restricted cash	14,669	8,674
Cash and cash equivalents, end of period	$4,882	$10,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 29, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,022	$652,999	$(10,329)	$642,670
Net (loss)		(17,191)	—	(17,191)
Other comprehensive income		—	719	719
Partnership distributions		(20,815)	—	(20,815)
Common Units issued under Restricted Unit Plan	26	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,840	—	1,840
Balance, end of period	64,048	$616,833	$(9,610)	$607,223

	Three Months Ended June 24, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,490	$620,520	$(12,269)	$608,251
Net (loss)		(5,261)	—	(5,261)
Other comprehensive income		—	164	164
Partnership distributions		(20,636)	—	(20,636)
Common Units issued under Restricted Unit Plan	9	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,905	—	1,905
Balance, end of period	63,499	$596,528	$(12,105)	$584,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 29, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,521	$557,023	$(10,667)	$546,356
Net income		118,763	—	118,763
Other comprehensive income		—	1,057	1,057
Partnership distributions		(62,266)	—	(62,266)
Common Units issued under Restricted Unit Plan	527	(3,091)	—	(3,091)
Compensation costs recognized under Restricted Unit Plan		6,404	—	6,404
Balance, end of period	64,048	$616,833	$(9,610)	$607,223

	Nine Months Ended June 24, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital

Balance, beginning of period	62,987	$510,126	$(12,596)	$497,530
Net income		144,610	—	144,610
Other comprehensive income		—	491	491
Partnership distributions		(61,741)	—	(61,741)
Common Units issued under Restricted Unit Plan	512	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		6,265	—	6,265
Balance, end of period	63,499	$596,528	$(12,105)	$584,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 64,048,139 Common Units outstanding at June 29, 2024. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

SEC Climate Disclosures. In March 2024, the SEC issued final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will, if implemented as issued by the SEC, require disclosure of, among other things, material climate-related risks, how the Partnership’s Board of Supervisors and management oversee and manage such risks, and the actual and potential material impacts of such risks to the Partnership. The rules also require disclosure about material climate-related targets and goals, greenhouse gas emissions (“GHG”) from operations owned or controlled (Scope 1) and purchased energy consumed in owned or controlled operations (Scope 2), and the financial impacts of severe weather events and other natural conditions. Currently, it is uncertain whether the SEC’s new climate-related disclosure rules will withstand pending and future legal challenges. If the rules are ultimately implemented, the Partnership will apply them prospectively with certain disclosures beginning in its fiscal 2026 annual report. The Partnership is assessing the effect of these rules on its consolidated financial statements and related disclosures, if implemented.

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

	Three Months Ended
	June 29,	June 24,
	2024	2023
Retail
Residential	$125,910	$142,941
Commercial	79,294	82,321
Industrial	27,629	28,362
Government	10,754	12,039
Agricultural	5,650	6,750
Wholesale	5,373	6,215
Total revenues	$254,610	$278,628

	Nine Months Ended
	June 29,	June 24,
	2024	2023
Retail
Residential	$609,192	$665,541
Commercial	304,647	322,623
Industrial	95,917	103,210
Government	52,850	56,870
Agricultural	31,405	35,223
Wholesale	24,520	19,132
Total revenues	$1,118,531	$1,202,599

The Partnership recognized $9,979 and $83,762 of revenue during the three and nine months ended June 29, 2024, respectively, and $11,612 and $63,643 of revenue during the three and nine months ended June 24, 2023, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $8,485 and $4,844 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 29, 2024 and September 30, 2023, respectively.

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

The following table presents unaudited pro forma combined financial information as if the aforementioned acquisition had occurred on September 25, 2022, the first day of the Partnership’s 2023 fiscal year:

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Revenues	$254,610	$278,628	$1,118,531	$1,206,529
Net (loss) income	(17,191)	(5,261)	118,763	134,531

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During the first nine months of fiscal 2024, the Operating Partnership purchased one secured convertible note issued by IH.

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

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first nine months of fiscal 2024, the Operating Partnership purchased six additional secured convertible notes issued by Oberon.

These strategic investments were made to support the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower GHG emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their losses were included in “Other, net” within the condensed consolidated statements of operations.

On May 2, 2024, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Nevada for $9,000, including $1,000 for non-compete consideration, plus working capital acquired. As of June 29, 2024, $7,750 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On April 12, 2024, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in Florida for $4,250, including working capital acquired.

These acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives for the core propane business. The preliminary purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2024 or in fiscal 2023.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 29, 2024 and September 30, 2023, respectively:

	As of June 29, 2024		As of September 30, 2023
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$6,981	Other current assets	$18,538
	Other assets	21	Other assets	8
		$7,002		$18,546

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,016	Other current liabilities	$2,427
	Other liabilities	—	Other liabilities	4,784
		$2,016		$7,211

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 29, 2024		June 24, 2023
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$806	$222	$3,408
Beginning balance realized during the period	—	(806)	(132)	(1,611)
Contracts purchased during the period	1,781	543	—	—
Change in the fair value of outstanding contracts	—	—	(90)	863
Ending balance of over-the-counter options	$1,781	$543	$—	$2,660

As of June 29, 2024 and September 30, 2023, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and six months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 29, 2024 and June 24, 2023 are as follows:

	Three Months Ended June 29, 2024		Three Months Ended June 24, 2023
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(3,161)	Cost of products sold	$(2,960)

	Nine Months Ended June 29, 2024		Nine Months Ended June 24, 2023
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(8,079)	Cost of products sold	$(21,167)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 29, 2024			As of September 30, 2023
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$12,062	$(5,060)	$7,002	$35,339	$(16,793)	$18,546
Liability Derivatives
Commodity-related derivatives	$7,076	$(5,060)	$2,016	$24,004	$(16,793)	$7,211

The Partnership had $464 and $-0- posted cash collateral as of June 29, 2024 and September 30, 2023, respectively, with its brokers for outstanding commodity-related derivatives.

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

	As of
	June 29,	September 30,
	2024	2023
5.875% Senior Notes due March 1, 2027	$346,063	$334,250
5.00% Senior Notes due June 1, 2031	585,000	541,658
5.50% Green Bonds due October 1, 2028 through October 1, 2033	64,136	63,031
	$995,199	$938,939

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

	As of
	June 29,	September 30,
	2024	2023

Cash and cash equivalents	$4,882	$3,514
Restricted cash included in other current assets	6,823	2,392
Restricted cash included in other assets (noncurrent)	7,846	8,168
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$19,551	$14,074

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 29,	September 30,
	2024	2023
Propane, fuel oil and refined fuels and natural gas	$48,015	$58,565
Appliances	3,289	3,263
	$51,304	$61,828

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 30, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Fiscal 2024 Activity
Goodwill acquired (1)	$2,476	$—	$—	$—	$2,476

Balance as of June 29, 2024
Goodwill	$1,107,655	$10,900	$7,900	$31,259	$1,157,714
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,107,655	$4,438	$7,900	$31,259	$1,151,252

Other intangible assets consist of the following:

	As of
	June 29,	September 30,
	2024	2023
Customer relationships (1)	$577,191	$572,347
Non-compete agreements (1)	41,955	40,840
Other	7,067	7,067
	626,213	620,254
Less: accumulated amortization
Customer relationships	(510,328)	(502,436)
Non-compete agreements	(35,735)	(35,011)
Other	(2,770)	(2,254)
	(548,833)	(539,701)
	$77,380	$80,553

(1) Reflects the impact of the acquisitions; see Note 4, “Investments in and Acquisitions of Businesses.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of June 29, 2024.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Lease expense	$11,352	$10,558	$33,075	$31,170

Other information:
Cash payments for operating leases	11,403	10,542	33,239	31,511
Right-of-use assets obtained in exchange for new operating lease liabilities	4,637	2,026	25,542	23,304
Weighted-average remaining lease term			5.5 years	5.7 years
Weighted-average discount rate			6.2%	5.6%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of June 29, 2024:

Fiscal Year	Operating Leases
2024 (remaining)	$11,090
2025	42,274
2026	36,691
2027	26,160
2028	20,725
2029 and thereafter	36,554
Total future minimum lease payments	$173,494
Less: interest	(28,916)
Total lease obligations	$144,578

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 449,455 and 499,347 units for the nine months ended June 29, 2024 and June 24, 2023, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 29, 2024 and June 24, 2023 does not include unvested Restricted Units (see Note 12) as their effect would be anti-dilutive.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 29,	September 30,
	2024	2023
5.875% Senior Notes due March 1, 2027	$350,000	$350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $12,840 and $13,879	67,805	66,766
Revolving Credit Facility, due March 15, 2029	144,000	132,000
Subtotal	1,211,805	1,198,766

Less: unamortized debt issuance costs	(9,270)	(10,556)
	$1,202,535	$1,188,210

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

Green Bonds. On December 28, 2022, the Partnership assumed the loan agreement under the Indentures of Trust, issued by The Industrial Development Authority of the County of Pinal (“Green Bonds”), from Equilibrium in conjunction with the RNG Acquisition. The proceeds of the Green Bonds, which bear interest at 5.5%, were loaned to and used by Equilibrium to construct the RNG production facility in Arizona and are secured by all of the assets at that location. The Green Bonds have a par value of $80,645 and require semi-annual interest payments in April and October. Principal payments begin on October 1, 2028 and continue annually through October 1, 2033. The Green Bonds were initially recorded at fair value at the time of the RNG Acquisition and will be accreted to par value over the term of the bonds using the effective interest method.

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $144,000 and $132,000 was outstanding as of June 29, 2024 and September 30, 2023, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. At the time of the execution of the Credit Agreement, $187,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement. The Credit Agreement amends and restates the previous amended and restated credit agreement dated March 5, 2020. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $215 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

As of June 29, 2024, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of June 29, 2024, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 7.88%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 29, 2024, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $33,586 which expire periodically through April 30, 2025.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 29, 2024.

The aggregate amounts of long-term debt maturities subsequent to June 29, 2024 are as follows: fiscal 2024: $-0-; fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $494,000; fiscal 2028: $-0-; and thereafter: $730,645.

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

On July 25, 2024, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2024, payable on August 13, 2024 to holders of record on August 6, 2024.

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

Restricted Unit Plan. At the Partnership’s Tri-Annual Meeting held on May 15, 2018, the Unitholders approved and the Partnership adopted the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan (the “Restricted Unit Plan”) authorizing the issuance of up to 1,800,000 Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The Restricted Unit Plan was amended and restated to authorize the issuance of an additional 1,725,000 and 2,650,000 Common Units by approval of the Unitholders at the Partnership’s Tri-Annual Meetings held on May 18, 2021 and May 21, 2024, respectively, for a total of 6,175,000 Common Units. Unless otherwise determined by the Compensation Committee of the Partnership’s Board of Supervisors (the “Compensation Committee”) on or before the grant date, one-third of all outstanding awards under the Restricted Unit Plan will vest on each of the first three anniversaries of the award grant date. Participants in the Restricted Unit Plan are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of each restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 29, 2024, the Partnership awarded 466,625 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,892. The following is a summary of activity for the Restricted Unit Plan for the nine months ended June 29, 2024:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2023	1,366,362	$12.94
Awarded	466,625	14.77
Forfeited	—	—
Vested (1)	(707,524)	(13.51)
Outstanding June 29, 2024	1,125,463	$13.35

(1)
During fiscal 2024, the Partnership withheld 180,787 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of June 29, 2024, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $4,113. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of less than one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 29, 2024 was $1,840 and $6,404, respectively, and $1,905 and $6,265 for the three and nine months ended June 24, 2023, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and nine months ended June 29, 2024 was $1,377 and $6,018, respectively, and for the three and nine months ended June 24, 2023 was $940 and $2,494, respectively. As of June 29, 2024 and September 30, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $7,953 and $3,668, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and nine months ended June 29, 2024 was $363 and $1,111, respectively, and $332 and $1,003 for the three and nine months ended June 24, 2023, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three and nine months ended June 29, 2024 was $386 and $4,055, respectively, and $1,176 and $2,880 for the three and nine months ended June 24, 2023, respectively. As of June 29, 2024 and September 30, 2023, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,602 and $11,952, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2024 and 2023, cash payouts totaling $4,405 and $3,129 were made relating to the fiscal 2021 and 2020 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of June 29, 2024 and September 30, 2023, the Partnership had accrued liabilities of $61,440 and $61,182, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,183 and $15,448 as of June 29, 2024 and September 30, 2023, respectively.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the New York Public Service Commission (“NYPSC”) has issued notice of rulemaking for amendments to its Uniform Business Practices (“UBP”), that will apply to AES and other energy supply companies that operate in the state. The proposed UBP amendments, if adopted, will require AES to provide notice each month to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their incumbent utility. The Partnership anticipates that the additional notice requirements mandated by the NYPSC could have a negative effect on customer retention for energy supply companies.

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $43,147 as of June 29, 2024. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 29, 2024 and September 30, 2023.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Interest cost	$805	$827	$2,414	$2,480
Expected return on plan assets	(314)	(339)	(943)	(1,016)
Amortization of net loss	425	482	1,276	1,445
Pension settlement charge	550	—	550	—
Net periodic benefit cost	$1,466	$970	$3,297	$2,909

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Interest cost	$35	$41	$107	$124
Amortization of prior service credits	(64)	(124)	(194)	(373)
Amortization of net (gain)	(192)	(194)	(575)	(581)
Net periodic benefit cost	$(221)	$(277)	$(662)	$(830)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2024, of which $3,000 was contributed during the nine months ended June 29, 2024. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2024 is $422, of which $256 was contributed during the nine months ended June 29, 2024. During the third quarter of fiscal 2024, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $3,218, which required the Partnership to recognize a non-cash settlement charge of $550. This non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of June 29, 2024 and September 30, 2023, the Partnership’s estimated obligation to these MEPPs was $20,389 and $21,398, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 29, 2024 and June 24, 2023:

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Pension Benefits
Balance, beginning of period	$(14,339)	$(16,834)	$(15,190)	$(17,797)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	550	—	550	—
Amortization of net loss (1)	425	482	1,276	1,445
Other comprehensive income	975	482	1,826	1,445
Balance, end of period	$(13,364)	$(16,352)	$(13,364)	$(16,352)

Postretirement Benefits
Balance, beginning of period	$4,010	$4,565	$4,523	$5,201
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(256)	(318)	(769)	(954)
Other comprehensive loss	(256)	(318)	(769)	(954)
Balance, end of period	$3,754	$4,247	$3,754	$4,247

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(10,329)	$(12,269)	$(10,667)	$(12,596)
Reclassifications to earnings	169	164	507	491
Recognition of net actuarial loss for pension settlement	550	—	550	—
Other comprehensive income	719	164	1,057	491
Balance, end of period	$(9,610)	$(12,105)	$(9,610)	$(12,105)
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Revenues:
Propane	$220,045	$241,485	$970,967	$1,040,978
Fuel oil and refined fuels	10,954	14,086	66,447	82,353
Natural gas and electricity	5,322	4,926	20,528	25,472
All other	18,289	18,131	60,589	53,796
Total revenues	$254,610	$278,628	$1,118,531	$1,202,599

Operating income (loss):
Propane	$44,458	$52,170	$301,487	$303,537
Fuel oil and refined fuels	(442)	(12)	7,617	8,417
Natural gas and electricity	1,771	1,029	5,917	5,259
All other	(7,614)	(7,507)	(21,970)	(23,369)
Corporate	(29,983)	(30,814)	(99,253)	(90,984)
Total operating income	8,190	14,866	193,798	202,860

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	215	—
Interest expense, net	18,429	18,733	56,540	54,598
Other, net	6,709	1,150	17,756	3,231
Provision for income taxes	243	244	524	421
Net (loss) income	$(17,191)	$(5,261)	$118,763	$144,610

Depreciation and amortization:
Propane	$11,940	$11,756	$35,534	$34,977
Fuel oil and refined fuels	273	405	1,019	1,233
Natural gas and electricity	—	—	—	3
All other	2,725	2,097	8,132	5,052
Corporate	1,441	1,279	4,812	4,115
Total depreciation and amortization	$16,379	$15,537	$49,497	$45,380

	As of
	June 29,	September 30,
	2024	2023
Assets:
Propane	$1,918,736	$1,924,304
Fuel oil and refined fuels	44,998	46,341
Natural gas and electricity	10,471	11,255
All other	244,895	239,691
Corporate	64,454	48,884
Total assets	$2,283,554	$2,270,475

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 29, 2024, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of June 2024 were 75.8 million barrels, which was 6.5% lower than June 2023 levels, albeit 10.2% higher than the five-year average for June. The decline in inventory contributed to an increase in average posted propane prices (basis Mont Belvieu, Texas) of 11.5% compared to the prior year third quarter.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil, crude oil, natural gas and electricity at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. In addition, we sell propane, fuel oil, natural gas and electricity to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of six members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our business, we typically experience a net loss in the third quarter of our fiscal year. Net loss for the third quarter of fiscal 2024 was $17.2 million, or $0.27 per Common Unit, compared to a net loss of $5.3 million, or $0.08 per Common Unit, in the third quarter of fiscal 2023. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted

EBITDA, as defined and reconciled below) for the third quarter of fiscal 2024 was $27.0 million, compared to $33.0 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2024 of 71.7 million gallons decreased 8.6% compared to the prior year, primarily due to warmer weather across most of our operating territories. Average temperatures (as measured by heating degree days) across all of our service territories during the third quarter were 14% warmer than normal and 10% warmer than the prior year third quarter.

Average propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2024 increased 11.5% compared to the prior year third quarter. Total gross margin of $160.2 million for the third quarter decreased $8.0 million, or 4.7%, compared to the prior year third quarter. Gross margin for the third quarter of fiscal 2024 included a $3.2 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $3.0 million unrealized loss in the prior year third quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, propane unit margins increased $0.07 per gallon, or 3.8%, compared to the prior year third quarter.

Combined operating and general and administrative expenses of $135.6 million for the third quarter of fiscal 2024 decreased $2.1 million, or 1.6%, compared to the prior year third quarter, primarily due to lower volume-related variable operating costs, lower variable compensation, and cost savings and efficiencies realized in our RNG operations, offset to an extent by an increase in self-insurance accruals.

During the third quarter, we closed on two acquisitions. On April 12, 2024, we acquired the propane assets and operations of a propane retailer headquartered in Florida for $4.3 million. On May 2, 2024, we acquired the propane assets and operations of a propane retailer headquartered in Nevada for $9.0 million. These acquisitions were consummated pursuant to our strategic growth initiatives to foster the growth of our core propane business.

On March 15, 2024, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes, as defined in Item 1, Note 10 of this Quarterly Report (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. At the time of the execution of the Credit Agreement, $187.9 million was outstanding under the revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement. The Credit Agreement amends and restates the previous credit agreement dated March 5, 2020.

During the third quarter of fiscal 2024, we utilized cash flows from operating activities to acquire the two retail propane businesses referenced above as well as to make additional investments in Oberon Fuels and Independence Hydrogen, in support of our long-term strategic goals, and to repay $10.5 million in outstanding borrowings under the Revolving Credit Facility. The Total Consolidated Leverage Ratio, as defined in our Credit Agreement, for the twelve-month period ended June 29, 2024 was 4.68x.

As previously announced on July 25, 2024, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended June 29, 2024. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on August 13, 2024 to Common Unitholders of record as of August 6, 2024.

Our anticipated cash requirements for the remainder of fiscal 2024 include: (i) maintenance and growth capital expenditures of approximately $4.0 million and $16.1 million, respectively; (ii) interest and income tax payments of approximately $13.4 million; and (iii) cash distributions of approximately $20.8 million to our Common Unitholders based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended June 29, 2024 Compared to Three Months Ended June 24, 2023

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 29,	June 24,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenues
Propane	$220,045	$241,485	$(21,440)	(8.9)%
Fuel oil and refined fuels	10,954	14,086	(3,132)	(22.2)%
Natural gas and electricity	5,322	4,926	396	8.0%
All other	18,289	18,131	158	0.9%
Total revenues	$254,610	$278,628	$(24,018)	(8.6)%
Retail gallons sold
Propane	71,737	78,474	(6,737)	(8.6)%
Fuel oil and refined fuels	2,645	3,354	(709)	(21.1)%

Following a winter with inconsistent weather patterns and a lack of sustained cool temperatures, unseasonably warm weather continued into the third quarter of fiscal 2024. By contrast, the prior year third quarter benefited from colder average temperatures that generated a late burst of heat-related customer demand from our residential customer base. As discussed above, average temperatures (as measured in heating degree days) across all of our service territories were 14% warmer than normal and 10% warmer than the prior year third quarter.

Revenues from the distribution of propane and related activities of $220.0 million decreased $21.4 million, or 8.9%, compared to the prior year, due to lower volumes sold. Retail propane gallons sold decreased 6.7 million gallons, or 8.6%, compared to the prior year, primarily due to lower heat-related demand as described above, resulting in a $20.7 million decrease in revenues. Average propane selling prices were essentially flat compared to the prior year. Included within the propane segment are revenues from risk management activities, which decreased $0.7 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $11.0 million were $3.1 million, or 22.2%, lower than the prior year, primarily due to lower volumes sold, and to a lesser extent, lower average retail selling prices. Fuel oil and refined fuels gallons sold decreased 0.7 million gallons, or 21.1%, resulting in a $2.9 million decrease in revenues. Average fuel oil and refined fuels selling prices decreased 1.3% compared to the prior year, reflecting lower average wholesale costs, resulting in a $0.2 million decrease in revenues.

Revenues in our natural gas and electricity segment of $5.3 million were $0.4 million, or 8.0%, higher than the prior year, primarily due to higher electricity and natural gas average selling prices, offset to an extent by lower usage and a lower customer base.

Revenues in our all other segment of $18.3 million were $0.2 million, or 0.9%, higher than the prior year, primarily due to higher tipping fees in our renewable natural gas (“RNG”) business attributable to an increase in feedstock in-take, substantially offset by lower prices for environmental attributes. Revenues from the RNG business primarily consist of sales of RNG and the associated environmental attributes, tipping fees charged to third parties for various waste feedstocks and sales of digestate which is a byproduct of the anaerobic digestion process.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	June 29,	June 24,		Percent
	2024	2023	(Decrease)	(Decrease)
Cost of products sold
Propane	$81,327	$94,584	$(13,257)	(14.0)%
Fuel oil and refined fuels	7,402	9,815	(2,413)	(24.6)%
Natural gas and electricity	2,446	2,469	(23)	(0.9)%
All other	3,225	3,578	(353)	(9.9)%
Total cost of products sold	$94,400	$110,446	$(16,046)	(14.5)%
As a percent of total revenues	37.1%	39.6%

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

Given the retail nature of our operations, we maintain a certain level of priced physical inventory to help ensure that our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or options contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory, as well as, in certain instances, forecasted purchases of propane, fuel oil, natural gas and electricity. In addition, we sell propane, fuel oil, natural gas and electricity to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. At expiration, the derivative contracts are settled by the delivery of the product to the respective party or are settled by the payment to the respective party of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. Under this risk management strategy, realized gains or losses on futures or options contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts (which may or may not occur in the same accounting period). We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes. Unrealized non-cash gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded within cost of products sold. Cost of products sold excludes depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

From a commodities perspective, during the first half of fiscal 2024, wholesale propane and fuel oil prices trended lower than the prior year and contributed to lower priced inventory at the beginning of the third quarter compared to the beginning of the fiscal 2023 third quarter. Although wholesale prices continued to generally trend lower during the third quarter of fiscal 2024, the pace of the decline trailed the sharp decline in the prior year, and resulted in average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices increasing 11.5% and 2.5% compared to the prior year third quarter, respectively. The net change in the fair value of derivative instruments resulted in a $3.2 million unrealized non-cash loss in the third quarter of fiscal 2024, of which a $3.5 million unrealized loss was reported within the propane segment and a $0.3 million unrealized gain was reported in the natural gas and electricity segment. In the third quarter of the prior year, there was a $3.0 million unrealized non-cash loss, all of which was reported within the propane segment, resulting in a net increase of $0.2 million in cost of products sold year-over-year. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $81.3 million decreased $13.3 million, or 14.0%, compared to the prior year third quarter. Lower volumes sold and lower average wholesale costs resulted in a decrease in cost of products sold by $7.5 million and $4.9 million, respectively. Included within the propane segment are costs from other propane activities, which decreased $1.4 million compared to the prior year primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically, as well as the net increase of $0.5 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $7.4 million decreased $2.4 million, or 24.6%, compared to the prior year third quarter. Lower volumes sold and lower average wholesale costs contributed to decreases of $2.1 million and $0.3 million, respectively.

Cost of products sold in our natural gas and electricity segment of $2.4 million were essentially flat to the third quarter of fiscal 2023, as lower usage and gains from mark-to-market adjustments on derivative instruments were essentially offset by higher average wholesale costs.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 29,	June 24,		Percent
	2024	2023	(Decrease)	(Decrease)
Operating expenses	$115,882	$116,637	$(755)	(0.6)%
As a percent of total revenues	45.5%	41.9%

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

Operating expenses of $115.9 million for the third quarter of fiscal 2024 decreased $0.8 million, or 0.6%, compared to the prior year third quarter, primarily due to lower volume-related variable operating costs, lower variable compensation costs given lower earnings, cost savings and efficiencies realized in our RNG operations, offset to an extent by an increase in accruals for self-insurance.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 29,	June 24,		Percent
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses	$19,759	$21,142	$(1,383)	(6.5)%
As a percent of total revenues	7.8%	7.6%

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

General and administrative expenses of $19.8 million for the third quarter of fiscal 2024 decreased $1.4 million, or 6.5%, compared to the prior year third quarter, primarily due to lower variable compensation costs given lower earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 29,	June 24,		Percent
	2024	2023	Increase	Increase
Depreciation and amortization	$16,379	$15,537	$842	5.4%
As a percent of total revenues	6.4%	5.6%

Depreciation and amortization expense of $16.4 million for the third quarter of fiscal 2024 increased $0.8 million, or 5.4%, compared to the prior year third quarter, primarily as a result of accelerated depreciation for assets taken out of service, coupled with additional investments made in our RNG production facilities.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 29,	June 24,		Percent
	2024	2023	Decrease	(Decrease)
Interest expense, net	$18,429	$18,733	$(304)	(1.6)%
As a percent of total revenues	7.2%	6.7%

Net interest expense of $18.4 million for the third quarter of fiscal 2024 decreased $0.3 million from the prior year third quarter, primarily due to lower average outstanding borrowings under our Revolving Credit Facility, partially offset by higher benchmark interest rates for borrowings under that facility. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 29,	June 24,
	2024	2023
Net (loss)	$(17,191)	$(5,261)
Add:
Provision for income taxes	243	244
Interest expense, net	18,429	18,733
Depreciation and amortization	16,379	15,537
EBITDA	17,860	29,253
Unrealized non-cash losses on changes in fair value of derivatives	3,161	2,960
Equity in losses of unconsolidated affiliates	5,464	457
Pension settlement charge	550	—
Acquisition-related costs	—	354
Adjusted EBITDA	$27,035	$33,024

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

Nine Months Ended June 29, 2024 Compared to Nine Months Ended June 24, 2023

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 29,	June 24,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenues
Propane	$970,967	$1,040,978	$(70,011)	(6.7)%
Fuel oil and refined fuels	66,447	82,353	(15,906)	(19.3)%
Natural gas and electricity	20,528	25,472	(4,944)	(19.4)%
All other	60,589	53,796	6,793	12.6%
Total revenues	$1,118,531	$1,202,599	$(84,068)	(7.0)%
Retail gallons sold
Propane	318,525	331,387	(12,862)	(3.9)%
Fuel oil and refined fuels	14,893	16,659	(1,766)	(10.6)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2024 were 9% warmer than normal and 1% warmer than the prior year period. The fiscal 2024 heating season was characterized by an inconsistent weather pattern and unseasonably warm temperatures throughout much of our service territories, particularly during the most critical winter months (December through February) for heat-related demand, with only a brief burst of cooler weather in mid-January. For the month of December, average temperatures were 10% warmer than both normal and prior year, while for the month of February, average temperatures were 12% warmer than normal and 1% warmer than the prior year. Average temperatures for the month of January were 4% warmer than normal and 17% cooler than the prior year, but the increase in heating degree days compared to the prior year were influenced by extreme cold temperatures for a brief two-week period mid-month. Following these inconsistent weather patterns and a lack of sustained cool temperatures during the winter, unseasonably warm weather continued into the spring season. As discussed above, average temperatures across all of our service territories during the third quarter were 14% warmer than normal and 10% warmer than the prior year third quarter. The unseasonably warm and inconsistent weather pattern during the first nine months of fiscal 2024 adversely impacted heat-related demand.

Revenues from the distribution of propane and related activities of $971.0 million decreased $70.0 million, or 6.7%, compared to the prior year period, primarily due to lower volumes sold and lower average selling prices. Retail propane gallons sold decreased 12.9 million gallons, or 3.9%, compared to the prior year, resulting in a $40.0 million decrease in revenues. Average propane selling prices decreased 3.1% compared to the prior year period, reflecting lower average wholesale costs, resulting in a $30.6 million decrease in revenues. Included within the propane segment are revenues from other propane activities, which increased $0.6 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $66.4 million decreased $15.9 million, or 19.3%, compared to the prior year, primarily due to lower volumes sold and lower average selling prices. Fuel oil and refined fuels volumes sold decreased 1.8 million gallons, or 10.6%, resulting in an $8.6 million decrease in revenues. Average selling prices for fuel oil and refined fuels decreased 10.4% compared to the prior year period, reflecting lower average wholesale costs, resulting in a $7.3 million decrease in revenues.

Revenues in our natural gas and electricity segment of $20.5 million were $4.9 million, or 19.4%, lower than the prior year, resulting from lower natural gas selling prices (reflective of lower average wholesale costs) and lower natural gas and electricity usage, primarily due to the impact of warmer weather and a lower customer base.

Revenues in our all other segment of $60.6 million were $6.8 million, or 12.6%, higher than the prior year period, primarily due to the impact of the RNG Acquisition (see Item 1, Note 4 of this quarterly report), which closed at the beginning of our fiscal 2023 second quarter.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 29,	June 24,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of products sold
Propane	$370,289	$439,278	$(68,989)	(15.7)%
Fuel oil and refined fuels	44,587	58,218	(13,631)	(23.4)%
Natural gas and electricity	10,724	15,596	(4,872)	(31.2)%
All other	11,973	11,615	358	3.1%
Total cost of products sold	$437,573	$524,707	$(87,134)	(16.6)%
As a percent of total revenues	39.1%	43.6%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 1.4% and 9.7% lower than the prior year period, respectively. The net change in the fair value of derivative instruments resulted in unrealized non-cash losses of $8.1 million and $21.2 million in the first nine months of fiscal 2024 and 2023, respectively. This resulted in a decrease of $13.1 million in cost of products sold year-over-year, of which $13.0 million was reported within the propane segment and $0.1 million was reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $370.3 million decreased $69.0 million, or 15.7%, compared to the prior year. Lower average wholesale costs contributed to a $36.6 million decrease in cost of products sold, and lower volumes sold contributed to a $15.7 million decrease. Included within the propane segment are costs from other propane activities which decreased $3.7 million compared to the prior year due to lower propane costs for the physical settlement of hedging agreements, coupled with the impact of mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $44.6 million decreased $13.6 million, or 23.4%, compared to the prior year period. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $7.4 million and $6.2 million, respectively.

Cost of products sold in our natural gas and electricity segment of $10.7 million decreased $4.9 million, or 31.2%, compared to the prior year, due to lower average wholesale costs, as well as lower usage from warmer weather and a lower customer base.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 29,	June 24,		Percent
	2024	2023	Increase	Increase
Operating expenses	$366,263	$359,798	$6,465	1.8%
As a percent of total revenues	32.7%	29.9%

Operating expenses of $366.3 million for the first nine months of fiscal 2024 increased $6.5 million, or 1.8%, compared to the prior year period, primarily due to higher payroll and benefit-related costs, higher self-insurance costs and the operating costs associated with our RNG production facilities, offset to an extent by lower volume-related variable operating costs.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 29,	June 24,		Percent
	2024	2023	Increase	Increase
General and administrative expenses	$71,400	$69,854	$1,546	2.2%
As a percent of total revenues	6.4%	5.8%

General and administrative expenses of $71.4 million for the first nine months of fiscal 2024 increased $1.5 million, or 2.2%, compared to the prior year period, primarily due to increases in payroll and benefit-related costs and other inflationary increases. Included in the prior year were $4.7 million in professional fees and expenses related to our RNG Acquisition.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 29,	June 24,		Percent
	2024	2023	Increase	Increase
Depreciation and amortization	$49,497	$45,380	$4,117	9.1%
As a percent of total revenues	4.4%	3.8%

Depreciation and amortization expense of $49.5 million increased $4.1 million, or 9.1%, primarily from the impact of our RNG Acquisition at the beginning of our second quarter of the prior year period.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 29,	June 24,		Percent
	2024	2023	Increase	Increase
Interest expense, net	$56,540	$54,598	$1,942	3.6%
As a percent of total revenues	5.1%	4.5%

Net interest expense of $56.5 million increased $1.9 million compared to the prior year period, primarily due to the impact of higher benchmark interest rates for borrowings under our Revolving Credit Facility and a higher average level of outstanding borrowings under that facility to fund the RNG Acquisition, as well as the impact of $80.6 million in Green Bonds assumed in the RNG Acquisition. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2024, we recognized a non-cash charge of $0.2 million to write-off a portion of unamortized debt origination costs.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 29,	June 24,
	2024	2023
Net income	$118,763	$144,610
Add:
Provision for income taxes	524	421
Interest expense, net	56,540	54,598
Depreciation and amortization	49,497	45,380
EBITDA	225,324	245,009
Unrealized non-cash losses on changes in fair value of derivatives	8,079	21,167
Equity in losses of unconsolidated affiliates	15,121	1,152
Pension settlement charge	550	—
Loss on debt extinguishment	215	—
Acquisition-related costs	—	4,695
Adjusted EBITDA	$249,289	$272,023

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2024 was $123.8 million compared to $167.4 million in the corresponding prior year period. The change was primarily due to lower operating income, and an increase in working capital, which stemmed from a smaller decline in the wholesale cost of propane compared to the sharp decline in the prior year period.

Investing Activities. Net cash used in investing activities of $60.0 million for the first nine months of fiscal 2024 consisted of capital expenditures of $40.4 million (including approximately $24.4 million to support the growth of operations and $16.0 million for maintenance expenditures), $12.2 million used to fund the acquisitions of certain assets of two retail propane businesses, and $9.8 million used to fund additional investments in Oberon, IH and another privately held start-up entity. This was partially offset by $2.4 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

Net cash used in investing activities of $157.1 million for the first nine months of fiscal 2023 consisted of the cash funding portion for the RNG Acquisition (net of cash acquired and debt assumed) of $108.3 million, capital expenditures of $33.4 million (including approximately $17.3 million to support the growth of operations and $16.1 million for maintenance expenditures), $7.5 million used to fund the acquisition of certain assets of a retail propane business, a $3.0 million investment in a privately held start-up entity (plus direct transactions costs) and additional investments in Oberon, partially offset by approximately $3.2 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities of $58.3 million for the first nine months of fiscal 2024 reflected $12.0 million in net borrowings under our Revolving Credit Facility, $62.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2023 and first and second quarters of fiscal 2024, $3.7 million in debt origination costs related to the refinancing of our Credit Agreement in March 2024, and other financing activities of $4.3 million.

Net cash provided by financing activities of $4.3 million for the first nine months of fiscal 2023 reflected $70.4 million in net borrowings under our Revolving Credit Facility, which were used to fund the acquisition and investments noted above, and $61.7 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and first and second quarters of fiscal 2023, and other financing activities of $4.4 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 29, 2024, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $144.0 million outstanding under our Revolving Credit Facility provided by our Credit Agreement. Total long-term borrowings as of June 29, 2024 and June 24, 2023 was $1,224.6 million and $1,240.6, million, respectively. See Item 1, Note 10 of this Quarterly Report.

The aggregate amounts of long-term debt maturities subsequent to June 29, 2024 are as follows: fiscal 2024: $-0-; fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $494.0 million; fiscal 2028: $-0-; and thereafter: $730.6 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended June 29, 2024 and September 30, 2023 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	June 29,	September 30,
	2024	2023
Total debt	$1,224,645	$1,212,645
Less: cash and cash equivalents (1)	(4,882)
Total debt, less cash and cash equivalents	$1,219,763

Adjusted EBITDA	$252,291	$275,025
Compensation costs recognized under Restricted Unit Plans	8,400	8,260
Other	—	168
Adjusted EBITDA for use in calculation	$260,691	$283,453

Total Consolidated Leverage Ratio	4.68 x	4.28 x
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

On July 25, 2024, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the third quarter of fiscal 2024, payable on August 13, 2024 to holders of record on August 6, 2024.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At June 29, 2024, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $16.5 million and $4.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 29, 2024, we had accrued insurance liabilities of $61.4 million, and a receivable of $16.2 million related to the amount of the liability expected to be covered by insurance.

Legal Matters

We are currently evaluating the impact of recently adopted changes to the New York General Business Law, as well as proposed changes to the New York Public Service Commission’s Uniform Business Practices, on our natural gas and electricity business operated through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”). See Item 1, Note 13, “Commitments and Contingencies,” Legal Matters subsection of this Quarterly Report.

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

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to help ensure the availability of product during periods of high demand. In addition, we sell propane, fuel oil, natural gas and electricity to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. We do not use derivative instruments for speculative or trading purposes. Futures and swap contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices, or delivered to customers as it pertains to fixed price contracts.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 29, 2024, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of June 29, 2024.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 29, 2024 indicates a decrease in potential future net gains of $3.6 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 29, 2024. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 29, 2024, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 29, 2024 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 29, 2024, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

(a)
Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1	Fourth Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on March 18, 2024).

10.2	Amended and Restated 2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 22, 2024).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of the Chief Financial Officer and Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 8, 2024	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

August 8, 2024	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer