Form 10-K
period 2024-09-28
SUBURBAN PROPANE PARTNERS LP
filed 2024-11-27
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 28, 2024

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

The aggregate market value as of March 28, 2024 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($20.43 per unit), was approximately $1,307,964,000. As of November 25, 2024, there were 64,490,096 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and climate change, permitting, human health and safety laws and regulations, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, including the impact of recently adopted and proposed changes to New York law, and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
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

PART I

ITEM 1. BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and production of and investing in low-carbon fuel alternatives. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2024, that we are the third-largest retail marketer of propane in the United States, measured by retail gallons sold in calendar year 2023. As of September 28, 2024, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 42 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. We sold approximately 378.3 million gallons of propane and 16.9 million gallons of fuel oil and refined fuels to retail customers during the year ended September 28, 2024. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The RNG platform includes the following: (1) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline and (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for sale.

During fiscal 2022, Suburban Renewable Energy acquired a 25% equity interest in Independence Hydrogen, Inc. (“IH”), a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. Also in fiscal 2022, Suburban Renewable Energy entered into an agreement to construct, own and operate a new biodigester system with Adirondack Farms, a family dairy farm located in Clinton County, New York (“Adirondack Farms”) for the production of RNG. Construction of the assets began during fiscal 2023, and is expected to be completed by the second half of the 2025 calendar year.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 28, 2024, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Strategic Investments in the Continued Build Out of Our Renewable Energy Platform. The economy-wide energy transition to a low-carbon world offers an opportunity for us to realize top-line organic growth through advancing the significant air quality and climate benefits of traditional propane, and through continued investments in the next generation of even cleaner and lower CI renewable energy products. This dual approach has driven our engagement in particularly hard to abate segments, including heavy duty transportation and rural heating and cooking. Through our RNG Acquisition, strategic investments in Oberon and IH, our collaboration with Adirondack Farms, and collaborations with key participants in the renewable energy sector, we have begun to develop an interconnected portfolio of renewable energy assets that are focused on the distribution of renewable fuels, including hydrogen and RNG. These investments and partnerships allow us to leverage our logistics expertise as local distributors of energy, support the country’s clean energy transition, and helps position the company for long-term growth and sustainability. As a company with an over 95-year legacy of being a trusted and reliable provider of energy and exceptional customer service, our goal is to lead the propane industry in the transition to a renewable energy future that provides value to our customers, Unitholders, employees, and the communities we serve in a way that ensures that we can thrive in a carbon constrained world for many more years to come.

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

Selective Acquisitions of Complementary Businesses or Assets. We supplement our organic customer base growth and retention initiatives with selective acquisitions of high-quality propane businesses in strategic markets, as well as identifying and fostering new market expansion efforts to establish or extend our presence and expand market share. Our acquisition strategy is to focus on businesses with a relatively steady or predictable cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations. We are patient, disciplined and deliberate in evaluating both traditional and renewable energy acquisition opportunities.

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

Product Distribution and Marketing

We distribute propane and renewable propane through a nationwide retail distribution network consisting of approximately 700 locations in 42 states as of September 28, 2024. Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. As of September 28, 2024, we serviced approximately 950,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Approximately 60% of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through proprietary technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service heating and cooking appliances to customers who purchase propane from us and, at some locations, sell propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale. Approximately 96% of our propane gallons sold in fiscal 2024 were to retail customers: 42% of those propane gallons to residential customers, 39% to commercial customers, 9% to industrial customers, 6% to government customers and 4% to agricultural customers. The balance of approximately 4% of our propane gallons sold in fiscal 2024 were for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2024.

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

Supply

Our propane supply is purchased from approximately 40 wholesalers at approximately 135 supply points located throughout the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2025. During fiscal 2024, Energy Transfer LP (“ET”), which acquired Crestwood Equity Partners L.P., and Targa Liquids Marketing and Trade LLC (“Targa”) provided approximately 30% and 15% of our total propane purchases, respectively. No other single supplier accounted for 10% or more of our propane purchases in fiscal 2024. The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from ET or Targa were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 82% of our total propane purchases were from domestic suppliers and 100% came from North America in fiscal 2024.

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

We own and operate a large propane storage facility in Elk Grove, California. We also operate smaller storage facilities in other locations throughout the United States and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 28, 2024, the storage capacity at our facility in Elk Grove, California was leased to third parties.

Competition

According to the U.S. Census Bureau’s 2023 American Community Survey, propane ranks as the third most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2022 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in October 2023, and LP/Gas Magazine dated February 2023, the ten largest retailers, including us, account for approximately 32% of total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors at any point in time.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 27,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2024 amounted to 16.9 million gallons. Approximately 63% of the fuel oil and refined fuels gallons sold by us in fiscal 2024 were to residential customers, principally for home heating, 7% were to commercial customers, and 9% to other users. Sales of diesel and gasoline accounted for the remaining 21% of total volumes sold in this segment during fiscal 2024. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil and refined fuels revenues during fiscal 2024.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities that we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery, plus or minus a differential for transportation and volume discounts. We purchase fuel oil from approximately 20 suppliers at approximately 45 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2025.

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

Natural Gas and Electricity

We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York and Pennsylvania, primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution. However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers. In essence, the local utility companies distribute electricity and natural gas on their distribution systems and we arrange for the supply of electricity or natural gas to specific delivery points. The business strategy of this segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

We serve approximately 28,000 natural gas and electricity customers in New York and Pennsylvania. AES’s customer base has been adversely impacted by several state regulations that make some customers ineligible to shop in the deregulated energy market, require that certain customers be returned to default utility service, as well as other restrictions on how prospective customers can be contacted. Specifically, an Order from the New York Public Service Commission (“NY PSC”) regarding low-income consumers went into effect in 2018 and requires that all energy service companies (“ESCOs”) stop serving certain low-income consumers. Similar orders also went into effect in Pennsylvania in 2019. In December 2019, the NY PSC issued an Order that imposed product, pricing, and other requirements on ESCOs (“Second Reset Order”). AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings. In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue. While AES is exempt from the restrictive pricing measures of the order, it is still subject to rules that restrict marketing to prospective customers. Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic. Under New York law, telemarketers are prevented from making cold sales calls during states of emergency. As a result, AES halted cold call telemarketing activities in New York in March 2020. While the New York State of Emergency Order for COVID-19 ended in June 2021, other states of emergency were issued in NY and remain in effect. AES has adjusted its marketing programs accordingly.

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the NY PSC has issued notice of rulemaking for amendments to its Uniform Business Practices (“UBP”), that will apply to AES and other energy supply companies that operate in the state. The proposed UBP amendments, if adopted, will require AES to provide notice each month to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. The Partnership anticipates that the additional notice requirements mandated by the NY PSC could have a negative effect on customer retention for energy supply companies, which could have an adverse impact on our business and operations.

During fiscal 2024, we sold approximately 1.1 million dekatherms of natural gas and 135.7 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing, direct mail initiatives, and digital marketing campaigns. Most local utility companies that AES is actively marketing have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as supply charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no receivables risk to AES.

Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers. Wholesale pricing under annual natural gas supply contracts is based on posted market prices at the time of contracting. Our electricity requirements are purchased through the New York Independent System Operator (“NYISO”) and PJM Interconnection (“PJM”). Other requirements, such as renewable energy credits, are purchased through supply agreements, or on the open market. Electricity pricing under the NYISO and PJM agreements are based on local market indices at the time of contracting. Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

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

Trademarks and Tradenames

We rely primarily on a combination of trademark, patent, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane,” “Suburban Renewables” and “Agway Energy Services” and related marks or designs incorporating related logos such as “Agway Energy Guard” and other marks such as:

All of the trademarks and tradenames used by Suburban Propane and Agway Energy Services are registered (or have applications pending and recently allowed for registration) with the U.S. Patent and Trademark Office. We regard our trademarks, patents, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental, Health and Safety Matters

Our operations are subject to numerous federal, state and local environmental, health and safety laws and regulations. Generally, these laws and regulations impose limitations on the discharge of hazardous materials, pollutants and contaminants and establish standards for the handling, transportation, distribution, treatment, storage and disposal of hazardous materials, pollutants, contaminants and solid and hazardous wastes, which may require the investigation, assessment, cleanup, or monitoring of, or compensation for, environmental impacts, including natural resource damages. Notably, these laws include the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”); Resource Conservation and Recovery Act (“RCRA”); Clean Air Act; Clean Water Act; National Environmental Policy Act, and their implementing regulations, as well as comparable state laws and regulations. Additionally, there are environmental laws and regulations specific to the sale of electricity and natural gas in the retail energy market by AES. Under the various laws and regulations to which we are subject, we must maintain various permits and comply with various monitoring and reporting requirements.

We own real property at locations where hazardous materials, pollutants and contaminants may be or may have been present as a result of prior activities. We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with above ground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. As of September 28, 2024, we had accrued environmental liabilities of $1.3 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

Nonetheless, current EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in GHG emissions. Changes in the White House in the next presidential administration and EPA administration may result in changes to the EPA’s prioritization of climate change mitigation. The EPA is also prioritizing environmental justice issues, which may impact how the agency addresses environmental and climate change matters. We cannot predict the impact of future changes to the EPA’s prioritization of climate change mitigation or the impact of future GHG legislation or regulations on our business, financial conditions or operations in the future.

Regardless of what happens at the federal level, numerous states and municipalities have begun to adopt laws and policies to regulate, reduce and require disclosure of GHG emissions. These regulatory actions could require us to incur increased expenses or lost revenue. We cannot predict when, or in what form, additional climate change laws and regulations will be enacted, and what effect such laws and regulations may have on our business, financial condition or operations in the future. These current and prospective local, state, and federal laws and regulations have sparked a shift in our industry toward the next generation of clean energy. We are an industry leader in this regard by making strategic investments so we can be positioned to have an adequate clean energy supply as these laws and regulations become operative or require deeper emission reductions. For example, we have taken a 38% equity stake in Oberon, a producer of low carbon rDME transportation fuel, a 25% equity stake in IH, a veteran-owned and operated start-up company developing a low CI gaseous hydrogen ecosystem, acquired anaerobic digester facilities in Columbus, Ohio and Stanfield, Arizona through the RNG Acquisition that produce RNG and we entered into an agreement to produce RNG at Adirondack Farms. We have also executed agreements to purchase and distribute renewable propane, which offers a low CI alternative to traditional propane, gasoline or diesel. We are committed to increasing the availability of blends of traditional propane with rDME and/or renewable propane, renewable propane, hydrogen, and RNG in the coming years.

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

The Inflation Reduction Act is administered by multiple federal agencies including the EPA, U.S. Department of Energy (“DOE”) and the Internal Revenue Service of the U.S. Department of the Treasury (“IRS”). The goals of the Inflation Reduction Act include incentivizing the development and production of renewable energy. As of the fiscal year ended September 28, 2024, the EPA, DOE, and IRS had issued guidance on some aspects of the implementation of the Inflation Reduction Act, but additional relevant guidance, including a suite of regulations implementing various clean energy tax provisions, is still forthcoming. We cannot speculate on exactly how the Inflation Reduction Act will continue to be implemented; however, the Act does contain numerous incentives for the production of clean energy for which certain of our renewable energy products, as well as those produced by Oberon and IH, are expected to qualify. These incentives include grants, loan guaranties, development funding, investment tax credits, and production tax credits.

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

The climate change regulatory landscape is highly complex and continuously evolving. The further adoption or expansion of federal, state or local climate change law or regulatory programs to reduce emissions of GHGs and disclose our GHG emissions and climate-related financial risks could require us to incur increased capital and operating costs, with resulting impact on product price. We cannot predict whether, or in what form, climate change legislation provisions and renewable energy standards may be enacted, and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products will be affected by increased temperature volatility, or increased temperatures generally, although if there is an overall trend of unseasonably warmer temperatures in the winter months, it could adversely affect our business.

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

ESG Strategy and Initiatives

We are committed to delivering safe, reliable, affordable, and low CI energy to our customers and the local communities we serve. We have made significant progress on our environmental, social and governance (“ESG”) initiatives, which accelerated with the launch of our Three Pillars of the Suburban Propane Experience in June 2019. The three essential pillars are: i) Go Green with Suburban Propane, ii) SuburbanCares, and iii) Suburban Commitment to Excellence. We identified these three critical corporate pillars to emphasize our ongoing commitment to excellence for the safety and comfort of our customers, our dedication to the safety and career development of our employees, our philanthropic efforts to give back to the communities we serve, our work to advocate for the inherent environmental advantages of using propane as a clean energy solution, our focus on supporting the sustainability needs of our customers and our ongoing strategic efforts to invest in and develop innovative solutions to help lead the way to lower GHG emissions. We are committed to implementing business strategies using a holistic approach to doing what is best for our customers, employees, the communities we serve and our investors. Effective ESG management for us supports our goal to create long-term value for our Unitholders and to support the interests of all stakeholders. Our Board of Supervisors takes an active role in overseeing the management of risks facing Suburban, including those impacted by ESG issues.

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

With advancements in new technologies for the production of propane from renewable sources, as well as other technological advances to reduce the CI of traditional propane, our Go Green with Suburban Propane corporate pillar also underscores our commitment to invest in innovative solutions that can contribute to a sustainable energy future. Starting in fiscal year 2020, the Partnership made great strides in advancing our strategic growth initiatives through our Go Green with Suburban Propane corporate pillar. Specifically, we contracted for the supply of over 10.0 million gallons annually of renewable propane, to meet customer demand for a renewable energy source. In support of our long-term strategic growth initiative to build out a comprehensive renewable energy platform, we acquired a 38% equity stake in Oberon, a 25% equity stake in IH, committed to building a dairy waste anaerobic digester in upstate New York for the production of RNG, and purchased anaerobic digesters operating in Columbus, Ohio and Stanfield, Arizona. Through our investment in Oberon, we have brought to market a new blended product Propane+rDME. This new product is a blend of traditional propane and rDME and has a lower CI than the traditional propane product. We are collaborating with Oberon and others to support continued development efforts to commercialize a Propane+rDME blended product, and have the exclusive right to market and sell Oberon’s rDME in North America.

Our Go Green with Suburban Propane logo, as well as several other marks that we highlight in our Trademarks and Tradenames discussion have been registered with the United States Patent and Trademark office in support of our efforts to build a renewable energy platform. As part of our commitment to innovating for a sustainable energy future, and in further support of our strategic growth initiatives to build out a renewable energy platform, the Partnership created an executive-level position in fiscal 2021 (reporting directly to our President and Chief Executive Officer) entitled Vice President, Strategic Initiatives – Renewable Energy. This position focuses on identifying, analyzing and developing opportunities within the renewable energy space for potential future acquisitions, partnerships or collaborative arrangements that support the Partnership’s efforts to grow its overall business through investment in, and development of, innovative solutions that will help pave the way to lowering GHG emissions.

We present information about our commitment to sustainable and environmentally sound practices on the “Go Green” page on our website, which may be accessed at www.suburbanpropane.com/suburban-propane-experience/go-green. The information included on our “Go Green” page is not intended to be incorporated by reference into this Annual Report.

Social Initiatives

For nearly a century, our legacy has been defined by an unwavering commitment to safety and exceptional customer service. Since our humble beginnings as a family-owned business in 1928, we have fostered a culture that is deeply rooted in the communities we serve across the nation.

At the heart of our mission is the SuburbanCares initiative, which underscores our dedication to philanthropy and community engagement. Our ongoing partnership with the American Red Cross and our active participation in local sponsorships and events reflect our passion for making a positive impact. We pride ourselves on creating a workplace that prioritizes employee well-being and community involvement, supported by our motto: “SuburbanCares about our people and the communities we serve.”

In fiscal year 2024, we intensified our efforts to collaborate with organizations that provide crucial support to families in need, particularly in underserved areas. This year, our targeted critical areas, including food insecurity, homelessness, poverty, deployed military service members, and equitable education for children. Through our SuburbanCares efforts, we partnered to deliver vital services, from sustainable food distribution aiding in hunger relief, to aiding in the construction of shelters. Volunteers assembled hundreds of hygiene kits for individuals facing hardships and created educational materials for over 3,000 teachers across 135 schools and childcare centers. Additionally, they distributed thousands of pounds of food and prepared over 500 care packages for deployed military personnel, each accompanied by handwritten letters from employees. Furthermore, we maintain a strong commitment to our troops and veterans through our Heroes Hired Here program, which offers meaningful employment opportunities and encourages employee volunteering at community events.

Together with the American Red Cross, we have organized sickle cell-focused blood drives, fire safety programs, and disaster relief efforts, all aimed at improving the lives of those facing challenges. Our focus for 2025 remains steadfast: to uplift our communities, support our employees, and foster a culture of care that transcends our business operations.

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

Human Capital Management

Our Board, and our management, consider effective talent development and human capital management to be critical components to the Partnership’s continued success. Our Board is involved in leadership development and actively oversees the Partnership’s succession planning process, which includes periodic reviews of our talent management strategies, leadership pipeline and succession planning for key executive positions. Our Board oversees the process of succession planning and the Compensation Committee of our Board implements programs to compensate, retain and motivate key talent.

In further support of our SuburbanCares corporate pillar, and our commitment to building a diverse and inclusive culture, we have developed many employee-focused initiatives to support employee career development and hiring, such as our “Steer Your Career” program, which encourages and supports employees to further their education and enhance their knowledge and skills to prepare them for expanded opportunities and responsibilities; our “Heroes Hired Here” program, in which we take pride in our efforts to attract and employ military veterans in recognition and appreciation of the values, leadership, dedication and unique skills that they bring to the Partnership, and support provided to their family members; and our “Apprentice Program,” which provides company-paid, on-the-job training for apprentices to develop their careers and provides them with the necessary skills and tools to prepare them for a successful career within the Partnership.

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

Governance Highlights

Highlights that demonstrate our commitment to sound corporate governance include:

•
Supervisor and Committee Independence
o
Seven of our eight Supervisors are independent, as of September 28, 2024;
o
Our Audit, Compensation and Nominating/Governance Committees are fully independent; and
o
Independent Supervisors chair each of our Committees.
•
Board Leadership and Engagement
o
An independent Supervisor chairs our Board;
o
Independent Supervisors conduct executive sessions at meetings without the presence of members of management; and
o
Supervisors attended more than 75% of the total number of meetings of the Board and of the Committees of the Board on which such Supervisor served in fiscal 2024.
•
Board Evaluations and Effectiveness
o
Our Board conducts annual self-assessments to evaluate Board and Committee effectiveness, and identify opportunities for improving our Board and Committee operations.
•
Clawback, Insider Trading and Anti-Hedging Policies
o
Performance-based incentive awards or payments for our officers are subject to both our Dodd-Frank Clawback Policy and our Incentive Compensation Recoupment Policy, which permit the Partnership to recoup incentive compensation in the event of a material restatement of financial results, or other events that negatively impact the Partnership, including fraudulent or intentional misconduct that results in an adverse impact on our financial performance; and
o
Our Insider Trading Policy prohibits our Supervisors, executive officers and certain other key employees from engaging in insider trading, or in hedging transactions or derivative investments involving the Partnership’s equity securities.
•
Share Ownership
o
Our Equity Holding Policy establishes guidelines for the level of equity holdings in the Partnership that Supervisors and our executive officers are expected to maintain;
o
Supervisors are required to hold Common Units, the value of which is equivalent to 4x the cash portion of their annual retainer (including additional fees to Committee chairs) no later than the measurement date next following the second anniversary of the date upon which the Supervisor joined the Board;
o
Our CEO is required to hold Common Units, the value of which is equivalent to 5x base salary; and
o
Other named executive officers are required to hold Common Units, the value of which is equivalent to 2.5x to 3x their base salary, depending upon their position.

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

Our Supervisors also currently hold, or have held, a diverse range of leadership positions, including:

•
Chairman;
•
President;
•
Vice-President;
•
Chief Executive Officer;
•
Chief Financial Officer;
•
State governor;
•
General external auditor; and
•
Business owner/entrepreneur.

If a vacancy on our Board arises, then our Nominating/Governance Committee is instructed by its charter to consider candidates from various disciplines and diverse backgrounds that optimally enhance the current mix of talent and experience on the Board. While industry-specific expertise is an essential component of our Board’s oversight of the Partnership, we consider all aspects of a candidate’s qualifications and skills in the context of the Partnership’s needs, with a view to creating a Board with a diversity of experience and perspectives; including diversity with respect to race, gender, age, background and areas of expertise. We also benefit from the viewpoints of supervisors with expertise outside of our industry and our Nominating/Governance Committee includes, and has any search firm that it may engage include, women and minority candidates in the pool from which the Nominating/Governance Committee selects supervisor candidates. Our current slate of seven independent Supervisors has 43% of Supervisors that identify as diverse in gender, race or ethnicity.

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

Cybersecurity

The Partnership’s cybersecurity program is based upon the National Institute of Standards of Technology (“NIST”) Cybersecurity Framework. Our program is comprehensive in scope and covers all of the Partnership’s general corporate Information Technology (“IT”) systems, as well as operational technology systems supporting our business and the technology systems used by our third-party service providers. Our senior leadership team, along with our Audit Committee, receive regular and recurring program updates, metrics, and roadmaps to promote the effectiveness of the program and the alignment with the Partnership’s business objectives. Our program and controls are periodically reviewed and tested by independent third parties to enable the Partnership to employ industry best practices. See also Item 1C, below.

Employees

As of September 28, 2024, we had 3,098 full time employees, of whom 612 were engaged in general and administrative activities (including fleet maintenance), 73 were engaged in transportation and product supply activities and 2,413 were customer service center employees, as well as 113 part time employees. As of September 28, 2024, 55 of our employees were represented by eight different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. In addition, we hire temporary workers to meet peak seasonal demands.

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
•
disruption of our supply chain;
•
sudden increases in our products and transportation costs;
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
•
governmental regulation and associated costs related to permitting and environmental, health and safety compliance;
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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 10% warmer than normal for fiscal 2024, 8% warmer than normal for fiscal 2023 and 10% warmer than normal for fiscal 2022, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration. This trend of warmer than normal temperatures has had, and if it continues, could continue to have, a negative impact on our financial performance by reducing demand for our product in the future. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

Shifts and fluctuations in weather patterns and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for our energy products and services. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our operations and supply chain, and cause us to incur significant costs in preparing for or responding to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or supply costs. Our customers may also experience the physical impacts of climate change and may incur significant costs in preparing for or responding to these potential impacts, including increasing the mix and resiliency of their energy solutions and supply, which may adversely impact their ability to pay for our products and services or decrease demand for our products and services. The impact of any one or all of the foregoing factors may adversely affect our financial condition and results of operations.

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

EPA leadership through 2024 has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in GHG emissions. Changes in the White House and EPA administration may result in changes to the EPA’s prioritization of climate change mitigation measures. EPA is also prioritizing environmental justice issues, which may impact how the agency addresses environmental and climate change matters and effects on communities facing disadvantages. We cannot predict the impact of future changes to the EPA’s prioritization of climate change mitigation or the impact of future GHG legislation or regulations on our business, financial condition or operations in the future.

Numerous states, municipalities and regulators have also adopted or proposed laws, regulations and policies on climate change, including GHG emission reduction targets and climate disclosure. For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide climate action framework which includes a target to reduce net GHG emissions to 85% of 1990 levels by 2050. With respect to disclosure, in March 2024, the SEC adopted climate-change related disclosure rules requiring disclosure of Scope 1 and Scope 2 GHG emissions (but not Scope 3 GHG emissions as originally proposed) and mandating independent attestation as to such disclosures. The SEC’s rules are subject to multiple legal challenges, which have been consolidated in the U.S. Court of Appeals Eighth Circuit, and on April 4, 2024, the SEC voluntarily stayed the effective date of the legislation pending judicial resolution of the lawsuits filed. Some states are also beginning to propose or adopt their own climate change disclosure requirements that, if implemented, would require significant time and expense to collect and prepare the disclosure requirements. For example, in October 2023, California became the first state to pass its own far-reaching mandatory disclosure bills which require any entity doing business in California that meets certain annual revenue thresholds to annually disclose publicly and provide independent third-party attestation on its Scope 1 and Scope 2 GHG emissions beginning in 2026 for the prior fiscal year, and on its value chain (Scope 3) GHG emissions beginning in 2027, and biennially disclose its climate-related financial risk beginning in 2026. Similar to the SEC rulemaking, the California climate disclosure legislation is also subject to pending legal challenges in federal court in the Northern District Court of California.

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

The generation and monetization of environmental attributes and available tax credits or other incentives resulting from our investments in Oberon and IH, our construction and operation of anaerobic digesters through our wholly owned subsidiary, Suburban Renewable Energy, LLC, and our sale of renewable propane, are contingent on several state and federal programs, including the federal Renewable Fuel Standard program (“RFS”), the Inflation Reduction Act, the Infrastructure Investment and Jobs Act, the California Low Carbon Fuel Standard (“CA LCFS”), the Oregon Clean Fuels Program (“OR CFP”), and the Washington Clean Fuel Standard (“WA CFS”). A number of other states are also considering the adoption of low carbon fuel standards, with New Mexico authorizing a Clean Transportation Fuel Standard that will go into effect by June 1, 2026. New legislation, changes to the enabling legislation, changes in governmental guidance and/or changes in the regulations implementing those programs could change, or eliminate, the availability and value of a biofuel’s renewable identification number (“RIN”) or Low Carbon Fuel Standard credit (“LCFS Credit”), as well as investment tax credits and production tax credits currently available under the Inflation Reduction Act. Additionally, the markets where RINs and LCFS Credits are traded, have experienced volatility over past years and may experience continued volatility in the future. There is increasing interest at the federal, state, and local level to further reduce GHG emissions by promoting electrification, incentivizing the production of renewable energy and disincentivizing the use of fossil fuels. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, our sale of propane, fuel oil and refined fuels, and natural gas may experience significant negative impact from the restrictions placed on the use of fossil fuels. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

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

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product, and retail sales prices. Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions over which we have no control, including the severity and length of winter weather, natural disasters, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints, general inflationary pressures or delays in shipping availability, backlogs at shipping ports or other points of entry and lack of available trucking or other shipping means. Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense. As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities may be materially higher at least on a short-term basis. Because we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of our products, these increases could reduce our profitability. Due to high inflation in the United States in recent years, we have experienced higher commodity, transportation and labor costs and increased cost of tanks and other equipment, which have impacted our profitability in recent periods; while inflationary pressures have decreased in recent periods, additional periods of high inflation could negatively impact our profitability. In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

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

Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control. Heightened levels of uncertainty related to the ongoing geopolitical conflicts around the world may lead to additional economic sanctions by the United States and the international community and could further disrupt financial and commodities markets. Therefore, our average retail sales prices can vary significantly within a heating season, or from year to year, as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions. During periods with high product costs for propane, fuel oil and other refined fuels and natural gas, our selling prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our products. Higher commodity, transportation and labor costs due to inflationary conditions in recent periods have impacted wholesale prices and caused certain customers to reduce their consumption of energy, which had a negative impact on our sales and profitability during those periods. Future periods of high inflation could also have a negative impact.

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

In addition to competing with other sources of energy, our propane and fuel oil businesses compete with other distributors of those respective products principally on the basis of price, service and availability. Competition in the retail propane business is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Our fuel oil business competes with fuel oil distributors offering a broad range of services and prices, from full service distributors to those offering delivery only. In addition, our existing fuel oil customers, unlike our existing propane customers, generally own their own tanks, which can result in intensified competition for these customers. We also anticipate that the renewable energy market will be increasingly competitive, which could impact our ability to meet our long-term strategic growth initiatives.

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

While such restrictions could have an adverse impact on the demand for certain of our products in those jurisdictions, they may have a favorable impact on our emerging renewable energy products. Additionally, there are also many states that have passed laws that prohibit local governments from restricting gas use in buildings. We cannot predict how many other states and localities will adopt similar laws either restricting or prohibiting the restriction of gas used in residential or commercial buildings. We also cannot predict whether similar restrictions will be expanded to other fossil-based fuels, and what the impact will be on our financial condition and results of operations.

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

Since February 2022, Russia has continued significant military action against Ukraine. Since October 2023, with the launch of the Israel-Hamas war, there has been increased hostilities in the Middle East. These geopolitical conflicts have caused, and could intensify, volatility in the price and supply of propane, fuel oil and other refined fuels and natural gas. The extent and duration of the military action, economic sanctions and resulting market disruptions have been and could continue to be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. To the extent that the Russian military action in Ukraine or the Israel-Hamas war continues and related price volatility and geopolitical instability continue, and to the extent that military action intensifies in those regions or in other parts of the world, which may further increase volatility in the price and supply of propane, fuel oil and other refined fuels and natural gas, our business and results of operations could be adversely impacted.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the NY PSC has issued notice of rulemaking for amendments to its Uniform Business Practices (“UBP”), that will apply to AES and other energy supply companies that operate in the state. The proposed UBP amendments, if adopted, will require AES to provide notice each month to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. We anticipate that the additional notice requirements mandated by the NY PSC could have a negative effect on customer retention for energy supply companies, which could have an adverse impact on our business and operations.

These industries have also seen an increase in the number of class action lawsuits brought against retailers and relating to their pricing policies and practices. Two such lawsuits were commenced against AES in 2017 and 2018, involving New York and Pennsylvania customers, respectively. AES filed motions to dismiss both actions on procedural and substantive grounds. The United States District Court for the Western District of Pennsylvania granted AES’s motion and dismissed the plaintiff’s complaint with prejudice, finding that AES did not breach its contract or defraud customers. In August of 2020, the Third Circuit Court of Appeals affirmed the dismissal of plaintiff’s complaint. In the New York action, the United States District Court for the Northern District of New York granted AES’ dismissal motion in part in October 2018, but allowed plaintiff’s statutory consumer fraud and breach of contract causes of action to proceed. The complaint alleged a number of claims under various consumer statutes and common law in New York regarding pricing offered to electricity customers in the state. The case was ultimately dismissed by the District Court and the dismissal was affirmed by the Second Circuit Court of Appeals in December 2023.

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

The competition for propane, fuel oil, and renewable energy acquisitions is intense and we can make no assurance that we will be able to successfully acquire other businesses on economically acceptable terms or at all, or, if we do, that we can integrate and operate those acquired businesses effectively or in a way to realize the expected benefits of such transactions within the anticipated timeframe, or at all, such as cost savings, synergies, tax benefits, sales and growth opportunities. In addition, the integration of an acquired business may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

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
•
our ability to continue to monetize certain environmental and/or tax attributes or benefits that may be produced through our renewable energy acquisitions or assets;

•
an inability to retain the customers, employees, suppliers and/or business partners of the acquired business or generate new customers or revenue opportunities through a strategic transaction;
•
the costs of compliance with local or federal laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions; and
•
higher than expected costs arising due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies.

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

We may also face increasing competition from other companies seeking to produce fuels from alternative sources. If we are unable to establish feedstock supplies and production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies.

The success of our existing and future investments in our renewable energy platform will depend on our ability to successfully develop, market and distribute the specific renewable energy products. In addition, the acquisition, financing, construction, development and operation of these projects involves numerous risks, including:

•
the ability to obtain financing for a project on acceptable terms or at all;
•
difficulties in identifying, obtaining, and permitting suitable sites for new projects;
•
failure to obtain all necessary rights to land access and use;

•
inaccuracy of assumptions with respect to the cost and schedule for completing construction;
•
project delays, including delays in deliveries or increases in the price of labor, equipment or feedstock;
•
on-site operational issues relating to the availability of feedstock for the anaerobic digesters or other issues relating to the reliable production of projectable quantities of renewable natural gas; labor shortages; and
•
legal challenges by local populations, permitting and other regulatory issues, license revocation and changes in legal requirements.

We will compete with other companies and private equity sponsors for acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions. We are constructing a natural gas upgrade system at SuburbanRNG – Columbus that requires capital expenditures and there is no guarantee that the project will be completed on time or on budget, and our operations could be adversely affected by disruptions or delays which could have a negative impact on revenues and operations. The development of these products may also be negatively affected by production risks resulting from mechanical breakdowns, faulty technology, competitive markets, labor shortages or changes to the laws and regulations that mandate the use of renewable energy sources, and the other regulatory risks discussed above under the caption, “The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide.”

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

The generation and monetization of environmental attributes by our renewable natural gas assets are subject to state and federal regulations and potential changes in law that could negatively impact the availability or value of environmental attributes in the future.

The generation and monetization of the environmental attributes resulting from our renewable natural gas assets and our sale of renewable propane are contingent on several state and federal programs; including the RFS, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act, CA LCFS, OR CFP, and WA CFS. A number of other states are also considering adoption of low carbon fuel standards, with New Mexico authorizing a Clean Transportation Fuel Standard that will go into effect by June 1, 2026. New legislation, changes to the enabling legislation and/or changes in the regulations implementing those programs, and/or the issuance of new regulations or other governmental guidance, could impact, or eliminate the availability and value of RINs and LCFS Credits, and/or the investment tax credits and production tax credits available under the Inflation Reduction Act. Current regulatory proposals under consideration for the CA LCFS could adversely impact the assessment of carbon intensity (“CI”) for fuel produced outside of the state and perhaps even effectively curtail qualifying deliveries into the state. Additionally, the markets where RINs and LCFS Credits are traded, have experienced significant volatility in the past and continued volatility in the future may adversely impact the value of RINs and LCFS Credits sold by us. The price for all credits is impacted by global markets for feedstocks, such as crops and used cooking oil, as well as global markets for crude oil, making the RIN market historically volatile. Currently, income from RIN and LCFS Credits is not material to our results of operations; however, as we continue to invest in the build-out of our renewable energy platform, we anticipate increased RIN and LCFS Credits income, as well as financial benefits from investment tax credits and production tax credits.

There is increasing interest at the federal, state, and local level to further regulate GHG emissions by incentivizing the production of renewable energy and disincentivizing the use of fossil fuels and in some cases, force the electrification of several aspects of the economy. There are also efforts to electrify our economy, including goals and mandates at the federal and state level for auto manufacturers to produce, and for governments to acquire, zero-emission vehicles in the upcoming years. Cap and Trade, or Cap and Invest, programs that put a price on carbon emissions have been adopted in California, Oregon and Washington state, and are being developed in other states like New York. The CA LCFS, OR CFP and WA CFS incentivize production of renewable electricity for transportation fuel use. Given the ongoing development of such programs, including legal and administrative challenges, there is great uncertainty about the future value of environmental attributes and the regulatory impact of these programs. There is also market uncertainty around the calculation and verification of CI scoring for projects, with some lobbying for government programs to disallow “book and claim” accounting for projects or ignoring the carbon-negative emission calculations associated with the capture of methane for renewable natural gas in GHG lifecycle accounting methodologies where the renewable natural gas is ultimately used as a fuel with emissions at the final point of fuel production or use. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, it is possible, especially in the short term, that such growth will be outweighed by regulatory uncertainty and restrictions placed on our sale of propane, fuel oil and refined fuels, and natural gas. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

The Inflation Reduction Act of 2022 provided certain tax incentives related to RNG. While we anticipate obtaining certain of those incentives for certain facilities, the availability of those incentives is subject to guidance issued by the U.S. Department of the Treasury and the IRS that potentially may be unfavorable with respect to RNG facilities, as well as possible unfavorable federal legislative changes to such incentives. Federal legislation has been introduced to extend certain tax incentives related to RNG while other efforts have been made to repeal provisions of the Inflation Reduction Act of 2022. The outcome of the 2024 election creates additional uncertainty, and we cannot predict what impact (whether positive or negative) it may have on our business.

In addition, potential tax legislation, including to address the expiration of many provisions of the Tax Cuts and Jobs Act of 2017 may result in changes to the federal income tax code beyond the provisions enacted or amended by the Inflation Reduction Act of 2022. Those changes potentially may impact the value of tax incentives related to RNG or may otherwise impact our tax positions.

Certain of our anaerobic digester facilities are newly constructed, are under construction or renovation, or are in development and may not perform as we expect.

Our anaerobic digester operations located at Adirondack Farms in New York, and at SuburbanRNG – Columbus, are, respectively under construction and upgrading to produce RNG and are expected to begin production in calendar year 2025. Our expectations of the operating performance of our Adirondack Farms facility are based on assumptions and estimates made without the benefit of an operating history at that location. Our expectations with respect to our new and developing projects, and related estimates and assumptions, are based on limited or previous operating histories. The ability of these facilities to meet our performance expectations is subject to the risks inherent in newly constructed RNG production facilities or renovation of such facilities, including delays or problems in construction, labor shortages, weather conditions, availability of reliable power supply, degradation of equipment in excess of our expectations, system failures, and outages, interruptions in feedstock supply for the digesters due to operational constraints or changes, fluctuations in demand and/or changes in circumstances that impact the supply of feedstock to the facilities. The failure of these facilities to perform as we expect could have an adverse effect on our business, financial condition, results of renewable operations and cash flows.

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

As of September 28, 2024, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% green bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $151.0 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes, the senior secured revolving credit facility or the Green Bonds. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility. The amount of distributions that our subsidiary WOF SW GGP 1, LLC (“SuburbanRNG – Stanfield”) may make to us is limited by the Green Bonds. The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

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

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 28, 2024.

The Green Bonds contain various restrictive and affirmative covenants applicable to SuburbanRNG – Stanfield, including (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Green Bonds contain a financial covenant requiring SuburbanRNG – Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.25 to 1.00 for any fiscal quarter. SuburbanRNG – Stanfield is in compliance with all covenants and terms of the Green Bonds as of September 28, 2024.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats as well as effective management of security risks and resiliency, with the goal of preventing, or mitigating, any cybersecurity incidents. Our processes for managing cybersecurity risks include the use of technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We utilize risk-based controls in seeking to protect our information, information regarding our customers, vendors, employees, and other third-parties, our information systems, our business operations, and our products and related services. We have adopted security-control principles based on the National Institute of

Standards of Technology (“NIST”) Cybersecurity Framework. Our program is comprehensive in scope and covers all of our general corporate Information Technology (“IT”) systems, as well as operational technology systems supporting our businesses. When engaging third-party service providers, we also evaluate the sufficiency of the security of the technology systems used by our third-party service providers. Our senior leadership team, along with the Audit Committee of our Board of Supervisors, receive regular and recurring program updates, metrics, and roadmaps to assist us in overseeing and promoting the effectiveness of the program and its alignment with our business objectives. Our program and controls are periodically reviewed and tested by independent third-parties to enable us to employ industry best practices.

Our cybersecurity risk management program includes an incident response plan (“IRP”). Our IRP provides us with a plan for identifying, responding to, reporting and remediating cybersecurity incidents. Our IRP has been established to reduce or minimize the impact of cybersecurity incidents on our networks, IT systems, users or business processes. Our Information Services Breach Response Team (“ISBRT”) takes a central role in developing and maintaining our incident response framework in coordination with our Cybersecurity Response Team (“CRT”) that is dedicated to proactively addressing and managing potential breaches and incidents to ensure that our cybersecurity defenses are well designed and managed. Our Incident Management Team (“IMT”) handles the response process for all cybersecurity incidents.

Our cybersecurity risk management program and strategy also includes:

•
a continuous vulnerability management process to monitor and identify threats in our environment, including our IT networks and legacy systems, that could potentially have a materially adverse impact on our critical systems, information protection and broader enterprise IT environment;
•
the use of reputable cybersecurity consultants and other experienced third-party experts to enhance our cybersecurity posture, assist us in evaluating risks, conduct security assessments and provide guidance so we can maintain a posture of continual enhancement of our cybersecurity risk management program and strategy;
•
continuous and updated cybersecurity awareness training for our employees, incident response personnel and senior management; and
•
a risk management process for critical third-party service providers and vendors that includes due diligence in the selection of third-parties and vendors and the periodic monitoring thereof to ensure that they adhere to applicable cybersecurity standards.

Cybersecurity Governance

Our Board of Supervisors is responsible for overseeing our enterprise risk relative to cybersecurity governance through the Audit Committee of the Board, with specific responsibility for overseeing cybersecurity threats, among other things. Our CRT is led by the Senior Vice President of Information Services (“SVP, Information Services”), who reports to the Partnership’s CEO and is responsible for assessing and managing material cybersecurity risks and threats, in coordination with the ISBRT and the IMT, and regularly reports to the Audit Committee with regard to the Partnership’s cybersecurity governance efforts. The SVP, Information Services has served in this role since 2014, and has more than 27 years of experience in various roles involving managing cybersecurity functions, developing cybersecurity strategies to protect privacy, customer safety and intellectual property, and developing key capabilities such as product security engineering, risk management and cybersecurity governance.

The ISBRT, CRT, IMT and the Audit Committee of the Board all play a role in the monitoring, prevention, mitigation, detection and remediation of cybersecurity incidents through their management and oversight of, and participation in, the cybersecurity risk management and strategy processes described above. As of the date of this Annual Report, we are not aware of any risks of, or actual, cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition and that are required to be reported in this Annual Report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor in the section entitled “Item 1A. Risk Factors” in this Annual Report.

ITEM 2. PROPERTIES

As of September 28, 2024, we owned approximately 74% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, above ground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 28, 2024, we had a fleet of 9 transport truck tractors, of which we owned 3, and 33 railroad tank cars, of which we owned none. In addition, as of September 28, 2024 we had 1,108 bobtail and rack trucks, of which we owned 8%, 94 fuel oil tankwagons, of which we owned 13%, and 1,236 other delivery and service vehicles, of which we owned 19%. We lease the vehicles we do not own. As of September 28, 2024, we also owned approximately 812,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 53,000 customer propane storage tanks with typical capacities of over 500 gallons and 232,000 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3. LEGAL PROCEEDINGS

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. Our natural gas and electricity business was sued in a putative class action suit in the Northern District of New York. The complaint alleged a number of claims under various consumer statutes and common law in New York and Pennsylvania regarding pricing offered to electricity customers in those states. The case was dismissed by the district court and the dismissal was affirmed by the Second Circuit Court of Appeals in December 2023. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our accrued insurance liabilities, we do not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a)
Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 25, 2024, there were 429 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

On October 24, 2024, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 28, 2024. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit.

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

During fiscal 2024, the wholesale cost of propane generally trended lower than the prior year during the first half of the year, but generally trended higher than the prior year during the second half, resulting in average wholesale costs for the full year being essentially flat. Consistent with our established practice, we adjusted customer pricing as market conditions allowed. According to the Energy Information Administration, U.S. propane inventory levels at the end of September 2024 were 97.8 million barrels, which was 3.6% less than September 2023 levels and 5.5% more than the five-year average for September.

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

Inflation and Other Cost Increases

We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas, including labor, transportation costs, operating costs and the cost of capital expansion projects, tanks and other equipment. These and other factors may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation on their resources.

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

Results of Operations and Financial Condition

Fiscal year 2024 included 52 weeks of operations compared to 53 weeks reported in the prior year.

Net income for fiscal 2024 was $74.2 million, or $1.15 per Common Unit, compared to $123.8 million, or $1.94 per Common Unit, in fiscal 2023.

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) was $250.0 million for fiscal 2024, compared to $275.0 million in the prior year.

Retail propane gallons sold in fiscal 2024 of 378.3 million gallons decreased 4.6% compared to the prior year, primarily due to unseasonably warm and inconsistent temperatures throughout the heating season, particularly during the most critical months (December through February) for heat-related demand, with only a brief burst of extremely cold temperatures in mid-January. In addition, the additional week of operations in the prior fiscal year accounted for approximately 5.5 million gallons of the year-over-year decline in volumes. Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2024 were 10% warmer than normal and 2% warmer than the prior year.

Average propane prices (basis Mont Belvieu, Texas) for fiscal 2024 were flat compared to the prior year. Total gross margins of $805.0 million in fiscal 2024 decreased $34.1 million, or 4.1%, compared to the prior year. Gross margins included unrealized losses attributable to the mark-to-market adjustment for derivative instruments used in risk management activities of $14.6 million and $3.7 million in fiscal 2024 and fiscal 2023, respectively. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the unrealized mark-to-market adjustments, gross margin for fiscal 2024 decreased $23.2 million, or 2.7%, compared to the prior year, primarily due to lower propane volumes sold, partially offset by higher propane unit margins and higher margin contribution from the RNG operations. Excluding the impact of the unrealized mark-to-market adjustments, propane unit margins for fiscal 2024 increased $0.02 per gallon, or 1.3%, compared to the prior year.

Combined operating and general and administrative expenses of $566.8 million for fiscal 2024 decreased $2.9 million, or 0.5%, compared to the prior year. Pension settlement charges of $0.6 million reported in operating expenses during fiscal 2024, and acquisition-related costs of $4.7 million reported within general and administrative expenses during fiscal 2023 were excluded from Adjusted EBITDA. Excluding these items, combined operating and general administrative expenses increased $1.2 million, or 0.2%, compared to the prior year, primarily due to higher payroll and benefit-related costs, and higher self-insurance costs, substantially offset by lower volume-related variable operating costs and lower variable compensation.

In addition to mitigating the effects of unseasonably warm temperatures during the peak winter heating months with strong selling price management and controlling expenses, we succeeded in accomplishing a number of significant goals in fiscal 2024 as we continued to execute on our long-term strategic growth initiatives. The following highlights a few noteworthy accomplishments for fiscal 2024:

•
We acquired three well-run retail propane businesses in Florida, Nevada and Texas for total consideration of $14.3 million during fiscal 2024; and in early fiscal 2025, we acquired a high-quality propane business that expanded our service territories in New Mexico and Arizona for total consideration of $53 million;
•
We continued to foster the growth of our green market expansion efforts, and increased the number of active expansions in different parts of the country from nine in fiscal 2023 to eighteen in fiscal 2024;
•
We made additional investments in Oberon Fuels, Inc. (“Oberon”) to support the commercialization of rDME as a blend with propane or as a precursor to hydrogen production. We are the only retailer in the United States delivering low carbon Propane+rDME, which we are currently delivering at a 4% blend level to certain forklift customers in southern California, while also seeing successful test results at a 10% blend level;
•
We deployed capital to enhance the efficiency and operating performance of our RNG production facility in Stanfield, Arizona, which resulted in increased RNG production levels – reaching a daily peak of 1,535 MMBtu. RNG injection for the fiscal year averaged 1,049 MMBtu per day, representing an increase of 20% compared to the prior year;
•
We deployed $14.0 million of growth capital expenditures for the installation of RNG upgrade equipment at our Columbus, Ohio facility, and advanced engineering and construction activities for our anaerobic digester in upstate New York;
•
We continued to focus on our renewable energy platform, part of which is to offer a lower carbon renewable propane alternative for customers to maintain their existing propane infrastructure, while lowering their overall carbon footprint. We secured additional contracts for incremental renewable propane gallons as they come online in 2025; and

•
We also received outside recognition for outstanding performance on a number of fronts:
o
We were recognized as a Top Company for Women to Work in Transportation by the Women in Trucking Association for our culture that fosters gender diversity and career development opportunities;
o
For the second year in a row, we were named one of the Best Employers for Veterans for 2024 by Military Times in recognition of our commitment to supporting service members, veterans, and their families;
o
For the fourth year in a row, we are one of ten finalists in the Energy Transition – liquid gases category of the S&P Global Energy Awards for our strategic investments in renewable energy; and
o
Our SuburbanCares platform has received several prestigious awards; including as a finalist in the Corporate Impact category of the S&P Global Energy Awards for the fourth time in five years.

Total debt outstanding as of September 2024 increased $19.0 million compared to September 2023. The Consolidated Leverage Ratio, as defined in our credit agreement, for fiscal 2024 was 4.76x.

On October 24, 2024, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 28, 2024. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit. The distribution was paid on November 12, 2024 to Common Unitholders of record as of November 5, 2024.

As we look ahead to fiscal 2025, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $40.0 million for the propane segment; (ii) capital expenditures of approximately $39.5 million to support the construction and development efforts for our renewable energy platform; (iii) approximately $74.2 million of interest and income tax payments; and (iv) approximately $83.9 million of distributions to Unitholders, based on the current annualized rate of $1.30 per Common Unit. Based on our liquidity position, which includes availability of funds under the revolving credit facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Our RNG production facilities are diversified across feedstocks, geographies and revenue streams, and complements Suburban Renewable Energy’s ongoing activity to construct, own and operate an RNG facility at Adirondack Farms in upstate New York. The RNG Acquisition in fiscal 2023 enhanced and increases Suburban Renewable Energy’s presence in RNG production and distribution. RNG can be produced from multiple organic waste streams, including agricultural and food waste, helping to reduce methane emissions, while offering a lower carbon solution as a drop-in replacement for traditional natural gas. This scalable platform complements our existing portfolio of renewable energy assets, both as a stand-alone RNG distributor, or using RNG as a pathway to hydrogen or rDME production. Suburban Propane has a proud legacy of being a trusted provider of energy to local communities for more than 95 years. Leveraging the strength and stability of our core propane business, we are positioning ourselves for sustainable long-term growth by investing in the clean energy economy of the future as society transitions to lower carbon alternatives, while also fostering the growth of our core propane business.

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenues
Propane	$1,150,034	$1,232,138	$(82,104)	(6.7)%
Fuel oil and refined fuels	73,783	92,127	(18,344)	(19.9)%
Natural gas and electricity	25,877	31,160	(5,283)	(17.0)%
All other	77,478	73,769	3,709	5.0%
Total revenues	$1,327,172	$1,429,194	$(102,022)	(7.1)%
Retail gallons sold
Propane	378,258	396,393	(18,135)	(4.6)%
Fuel oil and refined fuels	16,861	19,103	(2,242)	(11.7)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2024 were 10% warmer than normal, and 2% warmer than the prior year. The fiscal 2024 heating season was characterized by an inconsistent weather pattern and unseasonably warm temperatures throughout much of our service territories, particularly during the most critical winter months (December through February) for heat-related demand, with only a brief burst of cooler weather in mid-January. Following these inconsistent weather patterns and a lack of sustained cool temperatures during the winter, unseasonably warm weather continued into the spring season. The unseasonably warm and inconsistent weather pattern during much of fiscal 2024 adversely impacted heat-related demand.

Revenues from the distribution of propane and related activities of $1,150.0 million for fiscal 2024 decreased $82.1 million, or 6.7%, compared to $1,232.1 million for the prior year, primarily due to lower volumes sold and lower average retail selling prices associated with lower wholesale costs. Retail propane gallons sold decreased 18.1 million gallons, or 4.6%, to 378.3 million gallons, resulting in a decrease in revenues of $55.8 million. The additional week of operations in the prior fiscal year accounted for approximately 5.5 million gallons of the year-over-year decline in volumes. Average propane selling prices for fiscal 2024 decreased 2.2% compared to the prior year, reflecting lower average wholesale costs, resulting in a $25.1 million decrease in revenues. Included within the propane segment are revenues from risk management activities of $11.5 million for fiscal 2024, which decreased $1.2 million primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $73.8 million for fiscal 2024 decreased $18.3 million, or 19.9%, from $92.1 million for the prior year, primarily due to lower volumes sold and lower average selling prices. Fuel oil and refined fuels gallons sold decreased 2.2 million gallons, or 11.7%, resulting in a $10.7 million decrease in revenues. Average selling prices for fuel oil and refined fuels decreased 9.9%, resulting in a $7.6 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $5.3 million, or 17.0%, to $25.9 million in fiscal 2024 compared to $31.2 million in the prior year, resulting from lower volumes sold, primarily due to the impact of warmer weather and a lower customer base, coupled with lower natural gas selling prices (reflective of lower average wholesale costs).

Revenues in our all other segment of $77.5 million were $3.7 million, or 5.0%, higher than in the prior year, primarily due to the full year impact of the RNG Acquisition which closed at the beginning of our fiscal 2023 second quarter. Revenues from the RNG business primarily consist of sales of RNG and the associated environmental attributes, tipping fees charged to third parties for various waste feedstocks and sales of digestate which is a byproduct of the anaerobic digestion process.

Cost of Products Sold

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2024	2023	(Decrease)	(Decrease)
Cost of products sold
Propane	$443,596	$489,808	$(46,212)	(9.4)%
Fuel oil and refined fuels	49,714	65,572	(15,858)	(24.2)%
Natural gas and electricity	13,782	19,100	(5,318)	(27.8)%
All other	15,104	15,651	(547)	(3.5)%
Total cost of products sold	$522,196	$590,131	$(67,935)	(11.5)%
As a percent of total revenues	39.3%	41.3%

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

From a commodity perspective, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2024 were 0.2% higher than the prior year and 13.2% lower than the prior year, respectively. The net change in the fair value of derivative instruments during the fiscal year resulted in unrealized non-cash losses of $14.6 million and $3.7 million reported in cost of products sold in fiscal 2024 and 2023, respectively, resulting in a year-over-year increase of $10.9 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $443.6 million for fiscal 2024 decreased $46.2 million, or 9.4%, compared to the prior year. Lower average wholesale costs during much of fiscal 2024 contributed to a $29.6 million decrease in cost of products sold, while lower volumes sold contributed to a $21.3 million decrease. Included within the propane segment are costs from other propane activities which decreased $6.2 million compared to the prior year primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically, as well as the net increase of $10.9 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $49.7 million for fiscal 2024 decreased $15.9 million, or 24.2%, compared to the prior year. Lower average wholesale costs and lower volumes sold contributed decreases of $8.5 million and $7.4 million, respectively.

Cost of products sold in our natural gas and electricity segment of $13.8 million for fiscal 2024 decreased $5.3 million, or 27.8%, compared to the prior year, due to lower average wholesale costs, as well as lower usage from warmer weather and a lower customer base.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2024	2023	(Decrease)	(Decrease)
Operating expenses	$476,857	$478,058	$(1,201)	(0.3)%
As a percent of total revenues	35.9%	33.4%

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

Operating expenses of $476.9 million for fiscal 2024 decreased $1.2 million, or 0.3%, compared to $478.1 million in the prior year, primarily due to lower volume-related variable operating costs, lower variable compensation and one less week of operations in fiscal 2024, partially offset by higher self-insurance costs and a full year of operating costs associated with our RNG production facilities that were acquired during fiscal 2023.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses	$89,894	$91,574	$(1,680)	(1.8)%
As a percent of total revenues	6.8%	6.4%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $89.9 million for fiscal 2024 decreased $1.7 million, or 1.8%, compared to $91.6 million in the prior year, primarily due to $4.7 million in professional fees and expenses incurred last year related to our RNG Acquisition, as well as lower variable compensation and one less week in fiscal 2024, offset to an extent by higher payroll and benefit related costs and other inflationary increases.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2024	2023	Increase	Increase
Depreciation and amortization	$66,975	$62,582	$4,393	7.0%
As a percent of total revenues	5.0%	4.4%

Depreciation and amortization expense of $67.0 million in fiscal 2024 increased $4.4 million, or 7.0%, from $62.6 million in the prior year, primarily as a result of depreciation and amortization from the tangible and intangible assets from the RNG Acquisition at the beginning of our second quarter of the prior year, partially offset by one less week in fiscal 2024.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2024	2023	Increase	Increase
Interest expense, net	$74,590	$73,393	$1,197	1.6%
As a percent of total revenues	5.6%	5.1%

Net interest expense of $74.6 million for fiscal 2024 increased $1.2 million, or 1.6%, from $73.4 million in the prior year, primarily due to the impact of higher benchmark interest rates for borrowings under our Revolving Credit Facility and a higher average level of outstanding borrowings under that facility to fund the RNG Acquisition, as well as the impact of $80.6 million in Green Bonds assumed in the RNG Acquisition. This was all partially offset by one less week in fiscal 2024. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2024, we recognized a non-cash charge of $0.2 million to write-off a portion of unamortized debt origination costs.

Net Income and Adjusted EBITDA

Net income for fiscal 2024 amounted to $74.2 million, or $1.15 per Common Unit, compared to $123.8 million, or $1.94 per Common Unit, in fiscal 2023. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2024 amounted to $216.5 million, compared to $260.4 million for fiscal 2023.

Net income and EBITDA for fiscal 2024 included (i) a $18.1 million loss on our equity investments in unconsolidated affiliates; (ii) a $0.6 million pension settlement charge; and (iii) a $0.2 million loss on debt extinguishment. Net income and EBITDA for fiscal 2023 included (i) a $6.3 million loss on our equity investments in unconsolidated affiliates; and (ii) $4.7 million in professional fees and expenses related to the RNG Acquisition. Excluding the effects of these items, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA decreased to $250.0 million for fiscal 2024, compared to Adjusted EBITDA of $275.0 million for fiscal 2023.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 28,	September 30,
	2024	2023
Net income	$74,174	$123,752
Add:
Provision for income taxes	734	668
Interest expense, net	74,590	73,393
Depreciation and amortization	66,975	62,582
EBITDA	216,473	260,395
Unrealized non-cash losses on changes in fair value of derivatives	14,598	3,671
Equity in losses of unconsolidated affiliates	18,119	6,264
Pension settlement charge	638	—
Loss on debt extinguishment	215	—
Acquisition-related costs	—	4,695
Adjusted EBITDA	$250,043	$275,025

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

Fiscal Year 2023 Compared to Fiscal Year 2022

We are omitting from this section our discussion of the earliest of the three years of financial information included in this Annual Report. The discussion for fiscal year 2023 compared to fiscal year 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 22, 2023.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2024 amounted to $160.6 million, a decrease of $64.7 million compared to the prior year. The decrease was primarily due to lower operating income and an increase in working capital compared to the prior year, which stemmed from a smaller decline in the wholesale cost of propane compared to the sharp decline in the prior year.

Investing Activities. Net cash used in investing activities of $81.6 million for fiscal 2024 consisted of capital expenditures of $59.4 million (including approximately $38.5 million to support the growth of operations and $20.9 million for maintenance expenditures), $12.9 million used in the acquisition of three retail propane businesses, $12.2 million used to fund additional investments in Oberon, IH and another privately held start-up entity, partially offset by approximately $2.9 million in proceeds from the sale of property, plant and equipment. See Part IV, Note 4 of this Annual Report in relation to these transactions.

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

Financing Activities. Net cash used in financing activities of $72.5 million for fiscal 2024 reflected $83.1 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2023 and first three quarters of fiscal 2024, $19.0 million in net borrowings under our Revolving Credit Facility, which were used to fund the acquisitions and investments noted above, $3.7 million in debt origination costs related to the refinancing of our Credit Agreement in March 2024 and other financing activities of $4.7 million.

Net cash used in financing activities of $44.6 million for fiscal 2023 reflected $82.4 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2022 and first three quarters of fiscal 2023, $42.4 million in net borrowings under our Revolving Credit Facility, which were used to fund the acquisitions and investments, and other financing activities of $4.6 million.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 28, 2024, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $151.0 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our credit agreement. See Part IV, Note 10 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2024 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $501.0 million ; fiscal 2028: $-0-; fiscal 2029: $11.7 million ; and thereafter: $718.9 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our credit agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the fiscal years ended September 28, 2024 and September 30, 2023 was as follows:

(Dollars in thousands)
	Fiscal	Fiscal
	2024	2023
Total debt	$1,231,645	$1,212,645
Less: cash and cash equivalents (1)	(3,219)
Total debt, less cash and cash equivalents	$1,228,426

Adjusted EBITDA	$250,043	$275,025
Compensation costs recognized under Restricted Unit Plans	8,191	8,260
Other	—	168
Adjusted EBITDA for use in calculation	$258,234	$283,453

Total Consolidated Leverage Ratio	4.76 x	4.28 x
(1)
Effective with the execution of the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.

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

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. We made contribution payments to the defined benefit pension plan of $4.0 million, $4.0 million and $3.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of September 28, 2024 and September 30, 2023, the plan’s projected benefit obligation exceeded the fair value of plan assets by $12.6 million and $18.0 million, respectively. The net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $5.4 million during fiscal 2024, which was primarily attributable to the contributions made during the year, as well as the return on plan assets. During fiscal 2025, we expect to contribute approximately $4.0 million to the defined benefit pension plan.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. For purposes of measuring the projected benefit obligation as of September 28, 2024 and September 30, 2023, we used a discount rate of 4.625% and 5.50%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations. With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

During fiscal 2024, lump sum pension settlement payments of $3.9 million exceeded the interest and service cost components of the net periodic pension cost of $3.2 million. As a result, we recorded a non-cash settlement charge of $0.6 million during fiscal 2024, in order to accelerate recognition of a portion of cumulative unamortized losses. Similarly, during fiscal 2022, lump sum pension settlement payments of $3.3 million exceeded the interest and service cost components of the net periodic pension cost of $2.2 million. As a result, we recorded a non-cash settlement charge of $0.8 million during fiscal 2022, also in order to accelerate recognition of a portion of cumulative unamortized losses. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Contractual and Other Obligations

The following table summarizes payments due under our known contractual and other obligations as of September 28, 2024:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2030 and
	2025	2026	2027	2028	2029	thereafter
Long-term debt obligations	$—	$—	$501,000	$—	$11,707	$718,938
Interest payments	73,236	70,838	50,552	36,935	36,614	74,885
Operating lease obligations (a)	42,971	37,440	26,926	21,417	14,891	23,474
Self-insurance obligations (b)	13,562	10,783	8,275	5,823	3,274	15,682
Pension contributions (c)	4,000	4,000	4,000	1,500	—	—
Other obligations (d)	27,513	11,632	6,027	8,501	2,023	14,883
Total	$161,282	$134,693	$596,780	$74,176	$68,509	$847,862

(a)
Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.3 million, $2.8 million, $2.2 million, $1.5 million, $0.8 million and $3.8 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)
Amounts represent estimated funding contributions for our pension plan.
(d)
These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and incentive benefits, as well as other contractual obligations.

Additionally, we have standby letters of credit in the aggregate amount of $30.9 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2025.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 87% of our vehicle fleet, approximately 26% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $44.3 million, $41.7 million and $41.0 million for fiscal 2024, 2023 and 2022, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2024 are presented in the table above.

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2032, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $42.7 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 28, 2024 and September 30, 2023.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 28, 2024, we were not party to any interest rate swap agreement.

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

a.
The fair value of open positions as of September 28, 2024.
b.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 28, 2024, indicates an increase in potential future net losses of $3.2 million. See also Item 7A of this Annual Report. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2024
Revenues	$365,834	$498,087	$254,610	$208,641	$1,327,172
Costs of products sold	153,053	190,120	94,400	84,623	522,196
Operating income (loss)	48,748	136,860	8,190	(22,548)	171,250
Net income (loss)	24,454	111,500	(17,191)	(44,589)	74,174
Net income (loss) per Common Unit - basic (a)	$0.38	$1.73	$(0.27)	$(0.69)	$1.15
Net income (loss) per Common Unit - diluted (a)	$0.38	$1.72	$(0.27)	$(0.69)	$1.14

Cash provided by (used in):
Operating activities	(12,775)	75,149	61,433	36,778	160,585
Investing activities	(13,914)	(16,820)	(29,252)	(21,658)	(81,644)
Financing activities	30,614	(57,152)	(31,806)	(14,157)	(72,501)
EBITDA (b)	$59,288	$148,176	$17,860	$(8,851)	$216,473
Adjusted EBITDA (b)	$75,232	$147,022	$27,035	$754	$250,043
Retail gallons sold
Propane	106,545	140,243	71,737	59,733	378,258
Fuel oil and refined fuels	5,256	6,992	2,645	1,968	16,861

Fiscal 2023
Revenues	$397,470	$526,501	$278,628	$226,595	$1,429,194
Costs of products sold	182,653	231,608	110,446	65,424	590,131
Operating income	62,315	125,679	14,866	3,989	206,849
Net income (loss)	45,394	104,477	(5,261)	(20,858)	123,752
Net income (loss) per Common Unit - basic (a)	$0.71	$1.63	$(0.08)	$(0.33)	$1.94
Net income (loss) per Common Unit - diluted (a)	$0.71	$1.62	$(0.08)	$(0.33)	$1.92

Cash provided by (used in):
Operating activities	6,272	99,122	61,998	57,847	225,239
Investing activities	(14,391)	(123,104)	(19,640)	(13,502)	(170,637)
Financing activities	10,097	35,866	(41,616)	(48,975)	(44,628)
EBITDA (b)	$75,119	$140,637	$29,253	$15,386	$260,395
Adjusted EBITDA (b)	$90,042	$148,957	$33,024	$3,002	$275,025
Retail gallons sold
Propane	108,764	144,149	78,474	65,006	396,393
Fuel oil and refined fuels	5,563	7,742	3,354	2,444	19,103

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2024
Net income (loss)	$24,454	$111,500	$(17,191)	$(44,589)	$74,174
Add:
Provision for income taxes	249	32	243	210	734
Interest expense, net	18,192	19,919	18,429	18,050	74,590
Depreciation and amortization	16,393	16,725	16,379	17,478	66,975
EBITDA	59,288	148,176	17,860	(8,851)	216,473
Unrealized non-cash losses (gains) on changes in fair value of derivatives	10,786	(5,868)	3,161	6,519	14,598
Equity in losses of unconsolidated affiliates	5,158	4,499	5,464	2,998	18,119
Pension settlement charge	—	—	550	88	638
Loss on debt extinguishment	—	215	—	—	215
Adjusted EBITDA	$75,232	$147,022	$27,035	$754	$250,043

Fiscal 2023
Net income (loss)	$45,394	$104,477	$(5,261)	$(20,858)	$123,752
Add:
(Benefit from) provision for income taxes	(48)	225	244	247	668
Interest expense, net	15,994	19,871	18,733	18,795	73,393
Depreciation and amortization	13,779	16,064	15,537	17,202	62,582
EBITDA	75,119	140,637	29,253	15,386	260,395
Unrealized non-cash losses (gains) on changes in fair value of derivatives	13,706	4,501	2,960	(17,496)	3,671
Equity in losses of unconsolidated affiliates	282	413	457	5,112	6,264
Acquisition-related costs	935	3,406	354	—	4,695
Adjusted EBITDA	$90,042	$148,957	$33,024	$3,002	$275,025

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 28, 2024. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 28, 2024, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 28, 2024 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 28, 2024. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 28, 2024, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 27, 2024 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended September 28, 2024, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), adopted or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) and (c) of Regulation S-K):

•
On August 13, 2024, Matthew J. Chanin, the Chairman of our Board of Supervisors and Chair of the Nominating/Governance Committee of our Board, entered into a Rule 10b5-1 Plan. Mr. Chanin’s plan provides for the sale of a maximum of 10,000 Common Units, and expires on May 30, 2025, or upon the earlier completion of all authorized transactions under the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind the Partnership. Under the current Partnership Agreement, members of our Board of Supervisors are elected by the Unitholders for three-year terms.

All eight of our current Supervisors, namely Amy M. Adams, Matthew J. Chanin, Terence J. Connors, William M. Landuyt, Harold R. Logan Jr., Rommel M. Oates, Michael A. Stivala and Jane Swift, were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders held on May 21, 2024.

Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Audit Committee with authority to review, approve or ratify, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) the integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) the Partnership’s major financial risk exposure and the steps management has taken to monitor and mitigate such risks (including ESG, artificial intelligence and cybersecurity); (iv) review and approval of related person transactions; (v) the engagement, independence, qualifications and compensation of the internal audit function and independent registered public accounting firm; (vi) the performance of the internal audit function and the independent registered public accounting firm; and (vii) financial reporting and accounting complaints.

The Board of Supervisors has determined that all three current members of the Audit Committee, namely Messrs. Terence J. Connors (its Chair), William M. Landuyt and Rommel M. Oates, are independent and are audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report.

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

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 27, 2024. Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	55	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	54	Chief Financial Officer
Steven C. Boyd*	60	Chief Operating Officer
Douglas T. Brinkworth	63	Senior Vice President – Product Supply, Purchasing & Logistics
Alejandro Centeno	52	Senior Vice President – Operations
Neil E. Scanlon	59	Senior Vice President – Information Services
Daniel S. Bloomstein	51	Vice President, Controller and Chief Accounting Officer
Francesca Cleffi	54	Vice President – Human Resources
M. Douglas Dagan	45	Vice President, Strategic Initiatives – Renewable Energy
Elmer Dante	64	Vice President – Tax
A. Davin D’Ambrosio	60	Vice President and Treasurer
Bryon L. Koepke	52	Vice President – General Counsel and Secretary
Keith P. Onderdonk	60	Vice President – Operational Support
Craig Palleschi	44	Vice President – Renewable Natural Gas Operations
Nandini Sankara	45	Vice President – Marketing and Brand Strategy
Michael A. Schueler*	58	Vice President – Product Supply
Matthew J. Chanin	70	Member of the Board of Supervisors (Board Chair and Chair of Nominating/Governance Committee)
Amy M. Adams	59	Member of the Board of Supervisors
Terence J. Connors	70	Member of the Board of Supervisors (Chair of the Audit Committee)
William M. Landuyt	69	Member of the Board of Supervisors
Harold R. Logan, Jr.	80	Member of the Board of Supervisors
Rommel M. Oates	45	Member of the Board of Supervisors
Jane Swift	59	Member of the Board of Supervisors (Chair of the Compensation Committee)

* Retiring on January 1, 2025.

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

Mr. Steven Boyd has served as our Chief Operating Officer since October 2017 and before that was our Senior Vice President – Operations (September 2015-October 2017) and our Senior Vice President – Field Operations since April 2014. Previously he was our Vice President – Field Operations (formerly Vice President – Operations) since October 2008, our Southeast and Western Area Vice

President since March 2007, Managing Director – Area Operations since November 2003 and Regional Manager – Northern California since May 1997. Mr. Steven Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

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

Mr. Centeno became our Senior Vice President – Operations in November 2024, after serving as our Vice President – Operations since August 2023. Prior to that, he was General Manager of our Midwest Region since June 2017. Prior to that, Mr. Centeno served as Region Operations Manager of our Mid-Atlantic Region since December 2015 and Area Sales and Business Development Manager since April 2014. Prior to joining the Partnership in July 2007 as a CSC Manager through our Professional Development Program, Mr. Centeno spent 13 years in various management roles in the retail industry.

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

Ms. Cleffi has served as our Vice President – Human Resources since November 2020. Prior to that appointment, she served as our Managing Director – Human Resources since June 2020 and before that she served as our Managing Director – Compensation, Talent Management and Operational Human Resources since October 2017. Prior to that, Ms. Cleffi served as our Director – Compensation and Talent Management from October 2007 to October 2017. Ms. Cleffi joined the Partnership’s corporate predecessor in October 1992 and has held various positions in the human resources area since that time.

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

Mr. Dante has served as our Vice President – Tax since November 2024. Prior to that appointment, he was our Assistant Vice President – Tax since November 2007. Prior to that, he served as our Assistant Controller since November 2003. Prior to that, Mr. Dante served as Director of the Partnership’s Tax Department since June 1998 and in various other management positions within the Tax Department since joining the Partnership’s corporate predecessor in June 1989.

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

Mr. Onderdonk has served as our Vice President – Operational Support since November 2015 and before that was our Assistant Vice President – Financial Planning and Analysis since November 2013. Prior to that, he served as our Managing Director – Financial Planning and Analysis from November 2010 to November 2013. Mr. Onderdonk joined the Partnership in September 2001 after fourteen years in the consumer products industry.

Mr. Palleschi has served as our Vice President – Renewable Natural Gas Operations since November 2023. Prior to that appointment, he was our Assistant Vice President – Renewable Natural Gas Operations since November 2022. Prior to that, Mr. Palleschi served as Director – Product Supply since 2020 and in various other management positions within the Partnership since joining the Partnership in 2006. Mr. Palleschi is also a founding member and President of the Sparta Benevolent Society, a non-profit organization located in Sparta, NJ.

Ms. Sankara has served as our Vice President – Marketing & Brand Strategy since November 2021 and before that was our Assistant Vice President – Marketing & Brand Strategy since May 2017. Prior to joining Suburban Propane, she held several leadership positions in her career, including Global Customer Experience, Market Intelligence, and Product Management with Sealed Air Corporation from September 2011 to December 2016. Prior to that, Ms. Sankara served as the Director and Head of Marketing & Brand with Aetna from April 2009 to September 2011. Ms. Sankara also served in several global marketing positions with Pitney Bowes from January 2001 to December 2009.

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

Ms. Adams has served as a Supervisor since May 2023. Since March 2023, Ms. Adams has served as Vice President of Government Partnerships and Funding at Cummins Inc., where she focuses on private-public collaboration building in the zero emissions space. Prior to that, Ms. Adams served as Vice President, Fuel Cell and Hydrogen Technologies, overseeing Cummins’ hydrogen investments and partnerships. Ms. Adams has worked for Cummins Inc. since January 1995 and has served in several senior leadership positions within the company that enabled her to build an extensive background in emerging energy solutions, including hydrogen fuel cell and electrolyzer technologies, strategic growth and market development initiatives and launching new generations of emission solutions in Cummins’ global markets. Ms. Adams has led complex businesses on three continents, enabling her to build a truly global perspective. From 1988 to 1995, Ms. Adams served in various management positions within Ameritech Corporation (now known as AT&T Teleholdings Inc.). Since 2020, Ms. Adams has served on the Management Board of the Hydrogen Council, a global CEO-led initiative aimed at fostering the clean energy transition and from 2021-2023 she served as a co-chair of the Council. Ms. Adams also serves on the Board of the Fuel Cell and Hydrogen Energy Association (FCHEA). From 2018 until September 2024, Ms. Adams also served as a National Board Member for Girls Inc., a non-profit organization that encourages and mentors young women as they work to navigate economic, gender and social barriers.

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

Mr. Oates has served as a Supervisor since May 2023. In 2015, Mr. Oates founded and currently serves as the Chairman and Chief Executive Officer of Oates Energy Solutions LLC, a privately-owned energy and technology value creation services company. Since 2020, Mr. Oates has also served as Chief Executive Officer of Refinery Calculator Inc., which is a global refining, energy, chemicals, emissions and hydrogen market intelligence cloud-based software and data platform. From 2015 to 2018, Mr. Oates served in several executive leadership roles in sales, marketing and commercial development within True North Venture Partners (an Ahearn, Walton, Cox family limited partnership entity), as well as within one of their portfolio companies, Aquahydrex Pty Ltd. From 2008 to 2015, Mr. Oates held several leadership positions within Praxair Inc. (now Linde PLC), most recently as Global Director of Hydrogen and Carbon Monoxide product management, where he was accountable for the overall profitability management functions for large-scale hydrogen pipeline and storage assets, as well as carbon monoxide, liquid methane, methanol and formalin business units. From 2000 to 2003, Mr. Oates founded and operated Oates Consulting Company, where he consulted on hydrogen storage business development. Since 2022, Mr. Oates has served as an independent director of the Board of Directors, as well as a member of the Nominating, Governance and Sustainability Committee of its Board of Directors for Summit Midstream Corporation, which owns, develops and operates midstream energy infrastructure assets in the continental United States. Since 2014, Mr. Oates has also served as a Board member for the International Association of Hydrogen Energy and has secured over 16 hydrogen technology, purification and storage patents.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines and Principles in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. In addition, we have adopted certain Corporate Governance Policies, including an Equity Holding Policy for Supervisors and Executives and an Incentive Compensation Recoupment Policy and a Clawback Policy, as well as a Policy on Insider Trading. A copy of our Corporate Governance Guidelines and Principles, as well as a copy of the Corporate Governance Policies, is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. A copy of our Policy on Insider Trading is filed as an exhibit to this Annual Report on Form 10-K.

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

Compensation Committee Charter

The Compensation Committee reviews the performance of, and sets the compensation for, all of the Partnership’s executives. It also approves the design of executive compensation programs. In addition, the Compensation Committee participates in executive succession planning and management development. Four Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Compensation Committee. The Board of Supervisors has determined that all four current members of the Compensation Committee, namely Jane Swift (its Chair), Amy M. Adams, Matthew J. Chanin and Harold R. Logan, Jr. are independent.

During fiscal 2024 and fiscal 2023, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11 of this Annual Report, below.

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

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development and identifies individuals qualified to become Board members; recommends to the Board the persons to be nominated for election as Supervisors at any Tri-Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board; identifies and recommends to the Board, the individual members of the Board to serve as members of the various committees of the Board; develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines & Principles when appropriate; and oversees the evaluation of the Board and its committees. The Committee’s current members are Matthew J. Chanin (its Chair), Amy M. Adams, Terence J. Connors, William M. Landuyt, Harold R. Logan, Jr., Rommel M. Oates and Jane Swift, all of whom are independent in accordance with our Corporate Governance Guidelines & Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter. A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December. In December 2023, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

Delinquent Section 16(a) Reports

None.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial Officer
Steven C. Boyd*	Chief Operating Officer
Douglas T. Brinkworth	Senior Vice President, Product Supply, Purchasing and Logistics
Neil E. Scanlon	Senior Vice President, Information Services

* As previously announced on December 5, 2023, Mr. Boyd will retire as Chief Operating Officer on January 1, 2025.

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
•
Planning for anticipated and unexpected leadership changes by engaging in a continual process of management succession planning; and
•
Reviewing human capital management matters with respect to the Partnership, which may include, but are not limited to, the development, attraction, motivation and retention of personnel; employee diversity and inclusion; workplace environment and culture; and internal communications programs.

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

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison. The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries, total cash compensation opportunities and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 2,738 organizations and 1,163 positions that may or may not include similarly-sized national propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership. There was no formal consultancy role played by Mercer. Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resource consulting firm, in developing compensation packages for each of our named executive officers and our other executive officers. Because the Committee has followed an informal policy of only considering increases to executive base salaries every two years, the Committee commissions WTW to update their benchmarking study every two years. The Committee has also engaged the services of WTW in evaluating other aspects of executive compensation packages on a periodic basis, including the design of incentive compensation plans and other perquisites. WTW benchmarks the base salaries, total cash compensation opportunities and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly-sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States. The Committee engaged WTW in 2021 to provide benchmarking data in reviewing and establishing executive compensation for fiscal 2022 and for fiscal 2023, and again in 2023 to evaluate executive compensation for fiscal 2024 and for fiscal 2025.

Our Unitholders: Say-on-Pay

At their May 21, 2024 Tri-Annual Meeting, our Unitholders overwhelmingly approved an advisory resolution approving executive compensation (commonly referred to as “Say-on-Pay”). As a result, the Committee determined that no major revisions of its executive compensation practices were required. However, it remains the Committee’s practice to periodically evaluate its compensation practices for possible improvement. The following represents the 2024 Say-on-Pay voting results:

For	Against	Abstain	Broker Non-Votes
28,169,102	1,699,005	649,145	19,900,979

The Annual Compensation Decision Making Process

Fiscal 2024 Committee Meetings

The Committee usually holds three regularly-scheduled meetings during the fiscal year: one in October or November, one in January and one in July, and may meet at other times during the year as warranted. During fiscal 2024, the Committee chose to meet in November, January, and July. The Committee finalized the fiscal 2024 compensation packages for our named executive officers at its November 7, 2023 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each executive officer’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive officer’s compensation package for fiscal 2024. Prior to making its decisions regarding each named executive officer’s fiscal 2023 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year compared to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the recommendations and benchmarking data provided by WTW in advance of the November 7, 2023 Committee meeting.

Our Approach to Setting Compensation Packages

Although the Committee has adopted an informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances warrant adjustments at a different time), each year the Committee conducts a review of the compensation packages of all of our executive officers. As described below, our executive compensation philosophy emphasizes pay-for-performance in allocating components of total compensation, which supports the informal policy of only adjusting base pay every other year. In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive; including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year. As a result, different weights may be given to different components of compensation among each of our named executive officers. As a result of this informal policy, because fiscal 2022 was the last year for which the Committee considered base salary adjustments, during their November 7, 2023 meeting, the Committee considered and approved fiscal 2024 adjustments to the base salaries of our named executive officers.

The benchmarking data reviewed by the Committee is just one of a number of factors considered in making executive compensation decisions, but, in some cases, is not necessarily the most persuasive factor. The Committee compared total cash compensation opportunities (comprising base salary, annual cash bonuses and distribution equivalent rights payments) to the 50th percentile of total cash compensation opportunity for the parallel positions in both the Mercer benchmarking database and the market data provided by WTW. The Committee compared the total direct compensation, which includes the total cash compensation opportunity plus long-term incentives (inclusive of cash-settled long-term incentives and grants under the Restricted Unit and Phantom Equity Plans) to the 75th percentile of the Mercer benchmarking database and the WTW benchmarking study. The Committee seeks to establish an overall compensation package for each of our executive officers that provides a competitive base salary, the opportunity to earn annual cash incentives based on annual performance targets, with the goal of establishing a total cash compensation opportunity that reflects the 50th percentile of the relevant benchmark data. The annual total cash compensation opportunity is supplemented with targeted long-term incentive opportunities, in the form of long-term performance-based awards under our Long-Term Incentive Plan and grants of awards under our Restricted Unit Plan and Phantom Equity Plan, to establish the target total direct compensation for each executive officer.

Compensation Peer Group

The Committee bases its benchmarking on the market data, provided by Mercer and WTW, derived from companies of a size similar to the Partnership, and does not rely solely on a peer group of other propane marketers. The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly-skilled employees requires a broader review of the market. Furthermore, similarly-sized propane marketers (of which there are only two) compete for executives in different economic environments and have different ownership structures which may influence the comparability of compensation data for executive officer positions. This benchmarking approach has been in place for a number of years.

Executive Compensation Philosophy

Overview

Our executive compensation program is underpinned by two core objectives:

•
To attract and retain talented executives who have the skills and experience required to achieve our goals; and
•
To align the short-term and long-term interests of our executive officers with those of our Unitholders.

We accomplish these objectives by providing our executive officers with compensation packages that incorporate a competitive base salary combined with the opportunity to earn both short-term and long-term cash incentives based on the achievement of short-term and long-term performance objectives under a pay-for-performance compensation philosophy. Recognizing that certain external factors, such as the severity and unpredictability of winter weather patterns, may have a significant influence on annual financial performance in any given year, the Committee evaluates additional factors in determining the amount of incentive compensation earned. We also provide our executive officers with equity-based compensation opportunities that are intended to align their interests with those of our Unitholders. Various components of compensation provided to our executive officers are specifically linked to either short-term or long-term performance measures, and encourage equity ownership in the Partnership. Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achievement of this goal.

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
Cash-settled long-term incentives

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

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, annual cash bonus, the eligibility to participate in our Long-Term Incentive Plan for the potential to earn cash-settled long-term incentives, grants of phantom units under our Phantom Equity Plan, and distribution equivalent rights payments. In addition to the total cash compensation opportunity, each named executive officer is eligible to receive grants of restricted units under our Restricted Unit Plan, which, when combined with the total cash compensation opportunity, represents our named executive officers’ “total direct compensation opportunity.” This “mix” varies depending on his or her position, and the level of influence and line of sight to the activities that can help achieve the incentive targets. The base salary for each executive officer is the only fixed component of compensation, and the Restricted Unit Plan awards are the only non-cash compensation component. The annual cash bonuses and cash-settled long-term incentive compensation, are dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, the Committee considers it crucial to emphasize the performance-based elements of the total cash compensation opportunities provided to them. Therefore, during fiscal 2024, 59% of our President and CEO’s and at least 38% of our other named executive officers’ total cash compensation opportunity was performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

In reviewing and establishing compensation packages for our named executive officers for fiscal 2024, at its meeting on November 7, 2023, the Committee considered and approved base salary adjustments for our named executive officers, after reviewing and taking into consideration the study provided by WTW, as well as the 2023 Mercer benchmark database. Specifically, both data sources were used to consider and approve base salary adjustments, as well as the target grant values of the non-cash Restricted Unit Plan and the cash-settled Phantom Equity Plan that were awarded to our named executive officers and certain other executive officers as part of their overall compensation packages for fiscal 2024.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2024, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan, and cash-settled Phantom Equity Plan, grants each as a percentage of the total direct compensation opportunity for fiscal 2024:

Name	Base Salary	Cash Bonus Target	Cash-Settled Long-Term Incentive	Cash-Settled Phantom Equity Plan Grants	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	28%	34%	25%	7%	6%	80%	20%
Michael A. Kuglin	28%	22%	17%	25%	8%	82%	18%
Steven C. Boyd	27%	22%	16%	27%	8%	81%	19%
Douglas T. Brinkworth	27%	22%	16%	27%	8%	81%	19%
Neil E. Scanlon	27%	22%	16%	27%	8%	81%	19%

Total Direct Compensation for Our President and Chief Executive Officer

Mr. Stivala has been the Partnership’s President and Chief Executive Officer since September 2014, and has navigated the Partnership through an extraordinarily challenging operating environment during his tenure, while also beginning to shift the strategic focus of the Partnership toward the building of a renewable energy platform. The Committee reviews the total direct compensation opportunity for our President and Chief Executive Officer on an annual basis, comparing his total cash compensation opportunity and total direct compensation opportunity to relevant benchmark data, and has established a compensation philosophy to target a range of 45% to 50% of his total direct compensation to be “at risk” under the Committee’s pay-for-performance philosophy.

At its November 7, 2023 meeting, the Committee reviewed a detailed benchmarking analysis of the components of total direct compensation for our President and Chief Executive Officer prepared by WTW while making decisions regarding Mr. Stivala’s fiscal 2024 compensation package. The Committee acknowledged that there was a significant shortfall in the total cash compensation opportunity for Mr. Stivala compared to the 50th percentile of the benchmark total cash compensation opportunity, as well as in comparison of the total direct compensation opportunity compared to the 75th percentile of the relevant benchmark, and made adjustments to his base salary in order to help close the gap on the perceived shortfall to the relevant benchmark As a result of the adjustments, Mr. Stivala’s total cash compensation opportunity for fiscal 2024 was reflective of the 50th percentile for the relevant benchmark, and the percentage of “at risk” compensation for fiscal 2024 was 47%.

The following table summarizes the total direct compensation opportunity for our President and Chief Executive Officer for fiscal 2024 and fiscal 2023:

Components of Total Direct Compensation	Fiscal 2024 Total Direct Compensation	Fiscal 2023 Total Direct Compensation
Base Salary	$910,000	$820,000
Annual Bonus Target %	120%	120%
Annual Bonus Target $	$1,092,000	$984,000
Distribution Equivalent Rights Payments	$165,407	$156,532
Total Cash Compensation Opportunity	$2,167,407	$1,960,532
LTIP Target $	$819,000	$738,000
Restricted Unit Plan Award $	$813,968	$629,526
Phantom Equity Plan Award $	$236,200	$190,000
Total Direct Compensation Opportunity	$4,036,575	$3,518,058
Performance-Based % of Total Direct Compensation Opportunity	47%	49%

Components of Compensation

Base Salary

Consistent with the process outlined in the section above titled “The Annual Compensation Decision Making Process,” at its November 7, 2023 meeting, the Committee followed its informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment) and, as a result, the Committee considered and approved fiscal 2024 base salary adjustments for our named executive offices.

The following base salaries were in effect during fiscal 2024 and fiscal 2023 for our named executive officers:

Name	Fiscal 2024 Base Salary	Fiscal 2023 Base Salary
Michael A. Stivala	$910,000	$820,000
Michael A. Kuglin	$495,000	$450,000
Steven C. Boyd	$500,000	$460,000
Douglas T. Brinkworth	$445,000	$400,000
Neil E. Scanlon	$390,000	$350,000

The base salaries paid to our named executive officers in fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “Salary” in the Summary Compensation Table below.

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

The annual cash bonus plan contains two separate measurement components as follows:

•
Performance-based component in which Actual Adjusted EBITDA is compared to Budgeted EBITDA; and
•
Scorecard-based component in which up to an additional 35% of the target cash bonus may be awarded by the Committee, as an enhancement to the performance-based component, based on their evaluation of several qualitative scorecard items that include the following: key safety statistics compared to the prior year, customer base trends compared to the prior year, advancement of our Go Green with Suburban Propane corporate pillar and sustainability initiatives, and, in the case of our named executive officers, achievement of corporate and individual goals. The Committee uses its discretion regarding how much weight to place on any one, or several, of the qualitative scorecard items in determining the amount, if any, of the scorecard-based component to award in any fiscal year.

The following table sets forth the percentages of target cash bonuses participants will earn under the performance-based component of the annual cash bonus plan at various levels of Actual Adjusted EBITDA in relation to Budgeted EBITDA:

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

Fiscal 2024 Annual Cash Bonus

For fiscal 2024, our Budgeted EBITDA was $281.0 million. Our Actual Adjusted EBITDA was such that each of our executive officers earned 77% of his or her target cash bonus for the performance-based component of the annual cash bonus plan. During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 100% and 106% of his target cash bonus for fiscal 2023 and fiscal 2022, respectively. Additionally, for fiscal 2024, fiscal 2023 and fiscal 2022, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 0%, 25% and 24%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan. Accordingly, each of our named executive officers earned a total annual cash bonus of 77%, 125% and 130% of his target cash bonus for fiscal 2024, 2023 and 2022, respectively. Annual cash bonuses, if earned, are paid in the first quarter of the following fiscal year.

The fiscal 2024 target cash bonus established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2024 are summarized as follows:

Name	Fiscal 2024 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2024 Target Cash Bonus	Fiscal 2024 Actual Cash Bonus Earned at 77%
Michael A. Stivala	120%	$1,092,000	$840,840
Michael A. Kuglin	80%	$396,000	$304,920
Steven C. Boyd	80%	$400,000	$308,000
Douglas T. Brinkworth	80%	$356,000	$274,120
Neil E. Scanlon	80%	$312,000	$240,240

The Use of Discretion

The Committee retains the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted. The Committee did not exercise this authority in fiscal 2024, fiscal 2023 or fiscal 2022.

If the Committee were to exercise its discretionary authority, any such discretionary bonuses provided to our named executive officers would be reported in the column titled “Bonus” in the Summary Compensation table below. The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Long-Term Incentive Plan

As result of a study completed by WTW, the Committee adopted our 2021 Long-Term Incentive Plan (the “LTIP”) to complement the annual cash bonus plan, which focuses on our short-term performance goals. The LTIP is a cash-settled phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals and operating and strategic objectives. Under the LTIP, performance is assessed over a three-year measurement period and, as such, at the beginning of each fiscal year, there are three active award cycles. For example, at the beginning of fiscal 2024 the active award cycles included: the fiscal 2022 award, which started at the beginning of fiscal 2022 and ended at the conclusion of fiscal 2024; the fiscal 2023 award, which started at the beginning of fiscal 2023 and will end at the conclusion of fiscal 2025; and the fiscal 2024 award, which started at the beginning of fiscal 2024 and will end at the conclusion of fiscal 2026. Beginning with the fiscal 2022 LTIP Award, in order to determine if a payment is earned under the LTIP, performance is evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow, as defined in the LTIP, of the Partnership over the three-year measurement period (the “Average Distributable Cash Flow”); and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Committee, over the three-year measurement period (the “Operating/Strategic Objectives Component”), as further described below.

Performance Conditions for the LTIP

When approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale that will measure the Average Distributable Cash Flow component for the three-year measurement period. The target threshold for each fiscal year’s award cycle will represent a level of Average Distributable Cash Flow that reflects approximately 5% growth compared to the average distributable cash flow for the three years preceding the beginning of the respective award cycle, or some other target threshold, as determined by the Committee. For purposes of establishing the potential payout percentage for the Average Distributable Cash Flow component, the performance scale provides for a minimum threshold for Average Distributable Cash Flow that is approximately twenty percent (20%) below the target threshold and a maximum threshold that is approximately ten percent (10%) above the target threshold. For each $4 million decline in Average Distributable Cash Flow from the target threshold, the payout percentage opportunity decreases by five percent (5%) to an entry level threshold payout of 50%. For each $2 million increase in Average Distributable Cash Flow above the target threshold, the payout percentage opportunity increases by five percent (5%) to a maximum threshold payout of 150%. For illustrative purposes, the following table provides the potential payout percentages associated with various levels of Average Distributable Cash Flow for the three-year measurement period of the fiscal 2022 award, which ended at the end of fiscal 2024:

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	$215,000	150%
	213,000	145%
	211,000	140%
	209,000	135%
	207,000	130%
	205,000	125%
	203,000	120%
	201,000	115%
	199,000	110%
	197,000	105%
Target Threshold	195,000	100%
	191,000	95%
	187,000	90%
	183,000	85%
	179,000	80%
	175,000	75%
	171,000	70%
	167,000	65%
	163,000	60%
	159,000	55%
Entry Level Threshold	$155,000	50%

The target thresholds for Average Distributable Cash Flow, established by the Committee for the fiscal 2023 award cycle and the fiscal 2024 award cycle were $202,000 and $207,000, respectively.

The Committee also established specific operating and strategic objectives (“Operating/Strategic Objectives”) for the component of the LTIP that will measure the Partnership’s performance in achieving such Operating/Strategic Objectives for the three-year measurement period. At the end of the three-year measurement period, the Committee will evaluate the Partnership’s performance compared to the Operating/Strategic Objectives set at the beginning of the three-year measurement period to determine the amount, if any, of the Operating/Strategic Objectives component to award. The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2022 and fiscal 2023 awards:

1.
Achievement of target consolidated leverage ratio between 3.5x and 4.0x (taking into account any appropriate adjustments for business combinations);
2.
Customer base growth;
3.
Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index; and
4.
Advancements in the Partnership’s Go Green with Suburban Propane initiative and other strategic growth initiatives.

The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2024 award:

1.
Achievement of target consolidated leverage ratio between 3.5x and 4.0x (while making strategic investments in acquisitions);
2.
Customer base growth;
3.
Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index; and
4.
Performance against our long-term strategic plan.

The Committee will use its discretion regarding how much weight to place on any one, or several, of the Operating/Strategic Objectives in determining the amount to award, if any, of the Operating/Strategic Objectives component as follows:

Percentage of Operating/Strategic Objectives Component Earned
Maximum Threshold	150%
125%
Target Threshold	100%
75%
Entry Level Threshold	50%

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s salary. In accordance with the terms of the LTIP, at the beginning of each the three-year measurement period, the number of each named executive officer’s unvested LTIP phantom unit award was calculated by dividing their target LTIP amount (representing 75% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.

Cash Payments

For awards granted under the LTIP, our named executive officers, as well as the other LTIP participants (all of whom are key employees), will, at the end of the three-year measurement period, receive cash payments equal to: (i) the quantity of the participant’s unvested phantom units that become vested phantom units at the conclusion of the three-year measurement period based on the applicable percentage earned under the respective plan multiplied by (ii) the average of the closing prices of our Common Units for the twenty days preceding the conclusion of the three-year measurement period, plus the sum of the distributions that would have inured to one of our outstanding Common Units during the three-year measurement period.

The fiscal 2022 award cycle concluded at the end of fiscal 2024. Our Average Distributable Cash Flow for the three-year measurement period for the fiscal 2022 award cycle was such that each of our executive officers earned 85% of the Average Distributable Cash Flow component. Additionally, for the fiscal 2022 award cycle, based on the Committee’s evaluation of the Operating/Strategic Objectives components discussed above, the Committee awarded each of our named executive officers 50% of the target payout for that component of the LTIP.

The actual payments to be made to each named executive officer in fiscal 2025 for the fiscal 2022 LTIP award cycle, which ended at the end of fiscal 2024, are summarized as follows:

Name	Fiscal 2022 LTIP Award Cycle Actual Cash Payments Earned
Michael A. Stivala	$706,344
Michael A. Kuglin	$258,426
Steven C. Boyd	$264,157
Douglas T. Brinkworth	$229,712
Neil E. Scanlon	$200,998

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55. A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. At the conclusion of fiscal 2024, this retirement provision applied to awards held by Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2024 and fiscal 2023 that will be used to calculate cash payments at the end of the respective award’s three-year measurement period:

	Fiscal 2024 Award	Fiscal 2023 Award
Michael A. Stivala	55,261	44,693
Michael A. Kuglin	20,040	16,351
Steven C. Boyd	20,242	16,715
Douglas T. Brinkworth	18,016	14,534
Neil E. Scanlon	15,789	12,718

The grant date values based on the target outcomes of the awards under the LTIP granted during fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Restricted Unit Plan

At their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (the “RUP”). Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors. At their May 18, 2021 and May 21, 2024 Tri-Annual Meetings, our Unitholders authorized the issuance of an additional 1,725,000 and 2,650,000 Common Units, respectively, under the RUP. At the conclusion of fiscal 2024, there were 2,889,830 restricted units remaining available under the RUP for future awards.

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

Outstanding Awards under the RUP

At its November 7, 2023 meeting, the Committee approved a grant of restricted units to each of our named executive officers. In determining these fiscal 2024 awards for our named executive officers, the Committee relied upon information provided by the Mercer benchmarking database and recommendations by WTW to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities provided by the Partnership to these executives, as well as in recognition of their individual achievements throughout fiscal 2023. The Committee uses restricted unit awards to satisfy a perceived need to balance cash compensation with equity (or non-cash) compensation, and to encourage our named executive officers, and other key employees, to have an equity stake in the Partnership, thereby further aligning the economic interests of our named executive officers with the economic interests of our Unitholders.

The following table summarizes the RUP awards granted to our named executive officers at the Committee’s November 7, 2023 meeting:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2023	55,523
Michael A. Kuglin	November 15, 2023	26,445
Steven C. Boyd	November 15, 2023	29,384
Douglas T. Brinkworth	November 15, 2023	26,445
Neil E. Scanlon	November 15, 2023	23,507

The aggregate grant date fair values of RUP awards made during fiscal 2024, fiscal 2023 and fiscal 2022, were computed in accordance with accounting principles generally accepted in the United States of America, and are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

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

At the end of fiscal 2024, the retirement provisions applied to Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon.

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

Outstanding Awards under the PEP

At its November 7, 2023 meeting, in tandem with RUP awards, the Committee approved PEP awards for each of our named executive officers. The following table summarizes the phantom equity units granted to our named executive officers at the Committee’s November 7, 2023 meeting:

Name	Grant Date	Quantity
Michael A. Stivala*	November 15, 2023	13,881
Michael A. Kuglin	November 15, 2023	26,445
Steven C. Boyd	November 15, 2023	29,384
Douglas T. Brinkworth	November 15, 2023	26,445
Neil E. Scanlon	November 15, 2023	23,507

*Note: Mr. Stivala’s PEP grant is for fewer units than the other named executive officers because the Committee determined that as President & CEO, he should receive more equity units under the RUP and fewer phantom units under the PEP.

The grant date values based on the target outcomes of the awards under the PEP granted during fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

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

At the end of fiscal 2024, the retirement provisions applied to Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon.

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

The executive officers of the Partnership (as defined in the DER Plan document) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee. Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, but only after such distribution is paid to the Unitholders. The DER cash payments are equal to the amounts calculated by multiplying (A) the number of unvested restricted units that have been previously awarded to such grantees under the RUP plus, beginning with fiscal 2023, the number of unvested phantom units that have been previously awarded to such grantees under the PEP, which are held by these grantees on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause. DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiary (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units under the RUP and unvested phantom units under the PEP then held by the grantee, or (c) the grantee becoming employed by us or our subsidiary in a role other than as an executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described below.

At its January 17, 2017 meeting, the Committee granted DERs under the DER Plan to all of our named executive officers. The following table summarizes the DER payments made to our named executive officers during fiscal 2024:

Name	Payment Amount
Michael A. Stivala	$165,407
Michael A. Kuglin	$131,850
Steven C. Boyd	$139,491
Douglas T. Brinkworth	$131,850
Neil E. Scanlon	$117,534

The DER Plan payments made to our named executive officers during fiscal 2024, fiscal 2023, and fiscal 2022 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

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

The changes in the actuarial value, if any, relative to Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s participation in the Cash Balance Plan during fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2024, fiscal 2023 and fiscal 2022, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the

Partnership. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2024, fiscal 2023 and fiscal 2022 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $345,000 for calendar year 2024, $330,000 for calendar year 2023, and $305,000 for calendar year 2022. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits. For fiscal 2024, fiscal 2023 and fiscal 2022, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2024.

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$20,969	$3,150
Michael A. Kuglin	$—	$21,683	$3,350
Steven C. Boyd	$3,750	$10,743	$—
Douglas T. Brinkworth	$3,900	$20,533	$3,550
Neil E. Scanlon	$3,750	$18,826	$3,350

Perquisite-related costs for fiscal 2024, fiscal 2023 and fiscal 2022 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate, both because these benefits are an inducement to accepting employment, and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Executive Special Severance Plan.” During fiscal 2024, fiscal 2023, and fiscal 2022, our Executive Special Severance Plan covered all of our executive officers, including our named executive officers.

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

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2024:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2024 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

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

The Dodd-Frank Clawback Policy is available on our website at www.suburbanpropane.com under the “Corporate Governance” tab.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant unit options, unit appreciation rights, or similar option-like instruments and, as such, do not have any policy or practice in place on the timing of awards of options, stock appreciation rights, or similar option-like instruments in relation to the disclosure of material non-public information. If in the future we anticipate granting unit options, unit appreciation rights, or similar option-like instruments, we may determine to establish a policy regarding how the Board of Supervisors determines when to grant such awards and how the Board of Supervisors or Compensation Committee will take material nonpublic information into account when determining the timing and terms of such awards.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this CD&A. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this CD&A be included in this Annual Report on Form 10-K for fiscal 2024.

The Compensation Committee:

Jane Swift, Chair

Amy Adams

Matthew Chanin

Harold R. Logan, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2024	$910,000	$—	$2,084,686	$1,006,247	$—	$34,469	$4,035,402
President and Chief Executive Officer	2023	$820,000	$—	$1,731,829	$1,386,532	$—	$30,143	$3,968,504
	2022	$820,000	$—	$1,671,147	$1,438,291	$—	$30,563	$3,960,001

Michael A. Kuglin	2024	$495,000	$—	$1,212,840	$436,770	$—	$35,383	$2,179,993
Chief Financial Officer	2023	$450,000	$—	$1,051,371	$574,580	$—	$30,967	$2,106,918
	2022	$450,000	$—	$959,314	$582,975	$—	$33,232	$2,025,521

Steven C. Boyd	2024	$500,000	$—	$1,309,715	$447,491	$25,220	$25,605	$2,308,031
Chief Operating Officer	2023	$460,000	$—	$1,058,791	$584,580	$—	$24,851	$2,128,222
	2022	$460,000	$—	$966,847	$593,375	$—	$22,969	$2,043,191

Douglas Brinkworth	2024	$445,000	$—	$1,174,946	$405,970	$—	$39,095	$2,065,011
Senior Vice President -	2023	$400,000	$—	$1,014,285	$523,275	$—	$35,235	$1,972,795
Product Supply, Purchasing and Logistics	2022	$400,000	$—	$921,635	$527,453	$—	$34,664	$1,883,752

Neil E. Scanlon	2024	$390,000	$—	$1,040,191	$357,774	$13,974	$37,038	$1,838,977
Senior Vice President -	2023	$350,000	$—	$887,503	$462,570	$—	$36,157	$1,736,230
Information Services	2022	$350,000	$—	$842,618	$470,855	$—	$32,734	$1,696,207

(1)
Includes amounts deferred by named executive officers as contributions to the 401(k) Plan. For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, RUP and PEP awards and DER Plan payments), refer to the subheading titled “Components of Compensation” in the CD&A above.

(2)
This column is reserved for discretionary cash bonuses that are not based on any performance criteria. During fiscal years 2024, 2023 and 2022, the Committee did not provide our named executive officers with non-performance related bonus payments. For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the CD&A above.

(3)
The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2024, 2023 and 2022, the 2024 and 2023 aggregate grant date fair value of phantom equity awards and the aggregate grant date fair value of awards made in fiscal years 2024, 2023, and 2022 under the LTIP, based on the target outcome with respect to satisfaction of the performance conditions. These amounts were calculated in accordance with US GAAP for financial reporting purposes based on the assumptions described in Part IV, Note 11 of this Annual Report, but disregarding estimates of forfeiture. For the LTIP awards granted in fiscal 2024, assuming the highest level of performance conditions were achieved, the amounts for Messrs. Stivala, Kuglin, Boyd, Brinkworth and Scanlon would be $1,551,777, $562,734, $568,416, $505,894, and $443,366, respectively. Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments our named executive officers will ultimately receive under the LTIP at the end of the applicable measurement period. The actual payments earned by our named executive officers for the 2022 LTIP awards (the measurement period of which concluded at the end of fiscal 2024) are reported in the “Equity Vested Table for 2024” below. The specific details regarding these plans are provided in the preceding CD&A under the subheadings “Restricted Unit Plan,” “Phantom Equity Plan,” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
2024
RUP	$813,968	$387,684	$430,771	$387,684	$344,614
PEP	236,200	450,000	500,000	450,000	400,000
LTIP	1,034,518	375,156	378,944	337,262	295,577
Total	$2,084,686	$1,212,840	$1,309,715	$1,174,946	$1,040,191
2023
RUP	$629,526	$397,602	$397,602	$397,602	$347,903
PEP	190,000	320,000	320,000	320,000	280,000
LTIP	912,303	333,769	341,189	296,683	259,600
Total	$1,731,829	$1,051,371	$1,058,791	$1,014,285	$887,503
2022
RUP	$744,247	$620,202	$620,202	$620,202	$578,864
LTIP	926,900	339,112	346,645	301,433	263,754
Total	$1,671,147	$959,314	$966,847	$921,635	$842,618

(4)
The fiscal 2024, fiscal 2023 and fiscal 2022 amounts of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan,” and the “Distribution Equivalent Rights Plan” section for information regarding the DER Plan in the CD&A.

2024	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$840,840	$304,920	$308,000	$274,120	$240,240
DER Payments	165,407	131,850	139,491	131,850	117,534
Total	$1,006,247	$436,770	$447,491	$405,970	$357,774

2023	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$1,230,000	$450,000	$460,000	$400,000	$350,000
DER Payments	156,532	124,580	124,580	123,275	112,570
Total	$1,386,532	$574,580	$584,580	$523,275	$462,570

2022	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$1,279,200	$468,000	$478,400	$416,000	$364,000
DER Payments	159,091	114,975	114,975	111,453	106,855
Total	$1,438,291	$582,975	$593,375	$527,453	$470,855

(5)
Mr. Stivala and Mr. Kuglin do not participate in the Cash Balance Plan. The present values of benefits accrued on behalf of Mr. Boyd, Mr., Brinkworth, and Mr. Scanlon decreased during fiscal 2023 and fiscal 2022 due to increases in both the discount rate and the PPA lump sum segment rates. Under the disclosure rules, negative values are not shown in the table. For fiscal 2024, the present values of benefits accrued on behalf of Mr. Boyd and Mr. Scanlon increased by the amounts reported in the table above. However, the present value of benefits accrued on behalf of Mr. Brinkworth decreased during fiscal 2024 because he had already attained age 62 as of September 30, 2024 (beyond the date on which he was first eligible for unreduced early retirement benefits); this was partially offset by a decrease in lump sum interest rates and the discount rate. The present value of Mr. Brinkworth’s accrued benefit decreased by $1,628 during fiscal 2024, and in accordance with disclosure rules, the negative value is not shown in the table. The decreases in present values during fiscal 2023 were as follows: $9,802 for Mr. Boyd, $5,539 for Mr. Brinkworth and $5,894 for Mr. Scanlon. The decreases in present values during fiscal 2022 were as follows: $76,514 for Mr. Boyd, $37,749 for Mr. Brinkworth and $44,780 for Mr. Scanlon.

(6)
The amounts reported in this column consist of the following:

Fiscal 2024
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$10,350	$10,350	$10,350	$10,350	$10,350
Value of Annual Physical Examination	3,150	3,350	—	3,550	3,350
Value of Partnership Provided Vehicles	20,969	21,683	10,743	20,533	18,826
Tax Preparation Services	—	—	3,750	3,900	3,750
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$34,469	$35,383	$25,605	$39,095	$37,038

Fiscal 2023
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$9,900	$9,900	$9,900	$9,900	$9,900
Value of Annual Physical Examination	—	—	—	3,550	3,150
Value of Partnership Provided Vehicles	20,243	21,067	10,589	17,623	18,745
Tax Preparation Services	—	—	3,600	3,400	3,600
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,143	$30,967	$24,851	$35,235	$36,157

Fiscal 2022
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$9,150	$9,150	$9,150	$9,150	$9,150
Value of Annual Physical Examination	3,150	3,150	—	3,550	—
Value of Partnership Provided Vehicles	18,263	20,932	9,057	18,002	18,822
Tax Preparation Services	—	—	4,000	3,200	4,000
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,563	$33,232	$22,969	$34,664	$32,734

Note: Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2024

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 28, 2024:

	Plan	Grant	Approval	Units Underlying Equity Incentive Plan	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	Awards (6)	Target	Maximum	Target	Maximum	or Units	Awards (7)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 23	7 Nov 23						55,523	$813,968
	Bonus (2)	1 Oct 23	7 Nov 23		$1,092,000	$1,692,600
	LTIP (3)	1 Oct 23	7 Nov 23	55,261			$1,034,518	$1,551,777
	DER (4)	17 Jan 17	17 Jan 17		$165,407
	PEP (5)	15 Nov 23	7 Nov 23	13,881	$236,200

Michael A. Kuglin	RUP (1)	15 Nov 23	7 Nov 23						26,445	$387,684
	Bonus (2)	1 Oct 23	7 Nov 23		$396,000	$613,800
	LTIP (3)	1 Oct 23	7 Nov 23	20,040			$375,156	$562,734
	DER (4)	17 Jan 17	17 Jan 17		$131,850
	PEP (5)	15 Nov 23	7 Nov 23	26,445	$450,000

Steven C. Boyd	RUP (1)	15 Nov 23	7 Nov 23						29,384	$430,771
	Bonus (2)	1 Oct 23	7 Nov 23		$400,000	$620,000
	LTIP (3)	1 Oct 23	7 Nov 23	20,242			$378,944	$568,416
	DER (4)	17 Jan 17	17 Jan 17		$139,491
	PEP (5)	15 Nov 23	7 Nov 23	29,384	$500,000

Douglas T. Brinkworth	RUP (1)	15 Nov 23	7 Nov 23						26,445	$387,684
	Bonus (2)	1 Oct 23	7 Nov 23		$356,000	$551,800
	LTIP (3)	1 Oct 23	7 Nov 23	18,016			$337,262	$505,894
	DER (4)	17 Jan 17	17 Jan 17		$131,850
	PEP (5)	15 Nov 23	7 Nov 23	26,445	$450,000

Neil E. Scanlon	RUP (1)	15 Nov 23	7 Nov 23						23,507	$344,614
	Bonus (2)	1 Oct 23	7 Nov 23		$312,000	$483,600
	LTIP (3)	1 Oct 23	7 Nov 23	15,789			$295,577	$443,366
	DER (4)	17 Jan 17	17 Jan 17		$117,534
	PEP (5)	15 Nov 23	7 Nov 23	23,507	$400,000

(1)
The quantities reported on these lines represents awards granted under the RUP. RUP awards vest as follows: one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date, and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date). Under the RUP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. Currently, Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon satisfy the age and tenure criteria of the RUP’s retirement provisions. A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2023 awards to our named executive officers, is included in the CD&A under the subheading “Restricted Unit Plan.”
(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the CD&A under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2024 were equal to 77% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment. Because 77% of the “Target” awards were earned by our named executive officers during fiscal 2024, 77% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)
The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2024 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding the first day of fiscal 2024) of our Common Units at the beginning of fiscal 2024, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $1.30 per Common Unit. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target. Detailed descriptions of the plan and the calculation of awards are included in the CD&A under the subheading “Long-Term Incentive Plan.”
(4)
Amounts reported on these lines represent DER Plan payments made during the fiscal year. Detailed descriptions of the DER Plan and the calculation of the payments are included in the CD&A under the subheading “Distribution Equivalent Rights Plan.”
(5)
The PEP is a phantom equity unit plan that is settled in cash. Upon vesting of phantom equity units, payments to participants are calculated by multiplying the number of vested phantom equity units by the average of the highest and lowest trading prices on the trading day immediately preceding the vesting date. Under the PEP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. Currently, Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon satisfy the age and tenure criteria of the PEP’s retirement provisions. Detailed descriptions of the plan are included in the CD&A under the subheading “Phantom Equity Plan.”
(6)
This column is frequently used when non-equity incentive plan awards are denominated in units; in this case, the numbers reported represent the LTIP phantom units and phantom equity units each named executive officer was awarded under the LTIP and the PEP, respectively, during fiscal 2024. The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column are based on the probable outcome with respect to satisfaction of the performance conditions of the LTIP and calculated in accordance with US GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture. For purposes of this table, the numbers that appear in column (c) are the products of the multiplication of the number of phantom units granted to our named executive officers under the PEP during fiscal 2024 by the average of the highest and lowest trading prices of our Common Units on the grant date. Because the PEP awards do not vary because of performance measurements, we have reported only a target payment. The actual payments will be based on the fair market value of our Common Units on the vesting date.
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

Outstanding Equity Awards at Fiscal Year End 2024 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP, LTIP and PEP unit awards for each named executive officer as of September 28, 2024:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	105,614	$1,872,536	121,576	$2,476,895
Michael A. Kuglin	61,940	$1,098,196	75,874	$1,462,244
Steven C. Boyd	64,879	$1,150,305	79,379	$1,526,207
Douglas T. Brinkworth	61,940	$1,098,196	72,033	$1,381,794
Neil E. Scanlon	55,496	$983,944	63,422	$1,216,122

(1)
The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

The following is a schedule of when the RUP awards reported in column (g) above will vest:

Name	Number of RUP Awards That Have Not Vested	Number That Will Vest on November 15, 2024	Number That Will Vest on November 15, 2025		Number That Will Vest on November 15, 2026
Michael A. Stivala	105,614	53,117	33,990		18,507
Michael A. Kuglin	61,940	34,532	18,593		8,815
Steven C. Boyd	64,879	35,512	29,367	*	—
Douglas T. Brinkworth	61,940	34,532	18,593		8,815
Neil E. Scanlon	55,496	31,270	16,391		7,835

* Mr. Boyd’s remaining units will vest six months and one day following his retirement date of January 1, 2025.

(2)
The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 27, 2024, the last trading day of fiscal 2024.
(3)
The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2024 and fiscal 2023 awards under the LTIP and the quantities of phantom equity units that underlie the outstanding PEP awards. For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the CD&A. For more information on the PEP, refer to the subheading “Phantom Equity Plan” in the CD&A.
(4)
The amounts reported in this column include the estimated future target payouts of the fiscal 2024 and fiscal 2023 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested phantom units included in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 28, 2024 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units multiplied by the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Amount of Fiscal 2024 Phantom LTIP Units	55,261	20,040	20,242	18,016	15,789
Value of Fiscal 2024 Phantom LTIP Units	$941,924	$341,582	$345,025	$307,083	$269,124
Estimated Distributions over Measurement Period	$215,518	$78,156	$78,944	$70,262	$61,577

Amount of Fiscal 2023 Phantom LTIP Units	44,693	16,351	16,715	14,534	12,718
Value of Fiscal 2023 Phantom LTIP Units	$761,792	$278,703	$284,907	$247,732	$216,778
Estimated Distributions over Measurement Period	$174,303	$63,769	$65,189	$56,683	$49,600

The amounts reported in this column also include the estimated future target payout of phantom equity unit awards granted under the PEP. These amounts were computed by multiplying phantom equity units included in column (i) by the average of the highest and lowest trading prices of our Common Units on September 27, 2024, the last trading day of our fiscal year. Because of the variability of the trading prices of our Common Units, actual payments may vary. The following charts provide a schedule of the phantom equity units and the dates on which they will vest:

Name	Number of PEP Awards That Have Not Vested	Value of Phantom Equity Plan Units on September 28, 2024
Michael A. Stivala	21,622	$383,358
Michael A. Kuglin	39,483	$700,034
Steven C. Boyd	42,422	$752,142
Douglas T. Brinkworth	39,483	$700,034
Neil E. Scanlon	34,915	$619,043

Name	Number of PEP Awards That Have Not Vested	Number That Will Vest on November 15, 2024	Number That Will Vest on November 15, 2025		Number That Will Vest on November 15, 2026
Michael A. Stivala	21,622	8,498	8,497		4,627
Michael A. Kuglin	39,483	15,334	15,334		8,815
Steven C. Boyd	42,422	16,314	26,108	*	—
Douglas T. Brinkworth	39,483	15,334	15,334		8,815
Neil E. Scanlon	34,915	13,541	13,539		7,835

*Mr. Boyd’s remaining units will vest six months and one day following his retirement date of January 1, 2025.

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards at Fiscal Year End 2024 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2024

Awards under the RUP are settled in Common Units upon vesting. Awards under the LTIP, a phantom unit plan, and the PEP are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP and our PEP, and the vesting of the fiscal 2024 award under our LTIP for each named executive officer during the fiscal year ended September 28, 2024:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	58,706	$1,003,873
Michael A. Kuglin	40,779	$697,321
Steven C. Boyd	40,779	$697,321
Douglas T. Brinkworth	39,775	$680,153
Neil E. Scanlon	37,490	$641,079

(1)
The value realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of restricted units that vested.

Phantom Equity Plan
	Unit Awards
Name	Number of Phantom Units that Vested in Fiscal 2024	Cash Realized on Vesting (1)
Michael A. Stivala	3,871	$66,194
Michael A. Kuglin	6,519	$111,475
Steven C. Boyd	6,519	$111,475
Douglas T. Brinkworth	6,519	$111,475
Neil E. Scanlon	5,705	$97,556

(1)
The cash realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of phantom equity units that vested.

Long-Term Incentive Plan - Fiscal 2022 Award (2)
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	48,436	$706,344
Michael A. Kuglin	17,721	$258,426
Steven C. Boyd	18,114	$264,157
Douglas T. Brinkworth	15,752	$229,712
Neil E. Scanlon	13,783	$200,998

(2)
The fiscal 2022 award’s three-year measurement period concluded on September 28, 2024.
(3)
In accordance with the formula described in the CD&A under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were based upon each individual’s salary and target cash bonus at that time.
(4)
The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. The Partnership’s Average Distributable Cash Flow, over the three-year measurement period of the fiscal 2022 award, was such that the participants, including our named executive officers, earned 85% of their target payment amounts for this 50% component. For the other 50% component, measured on the achievement of operating and strategic objectives, the participants earned 50% of their target payment amounts. For more information, refer to the subheading “Long-Term Incentive Plan” in the CD&A.

Retirement Benefits Table for Fiscal 2024

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 28, 2024:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	LTIP (3)	N/A	$2,159,456	$—
	RUP (4)	N/A	$888,113	$—
	PEP (5)	N/A	$137,248	$—

Michael A. Kuglin (1)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$269,808	$—
	LTIP (3)	N/A	$798,438	$—
	RUP (4)	N/A	$629,326	$—
	PEP (5)	N/A	$231,164	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$157,536	$—
	LTIP (3)	N/A	$703,226	$—
	RUP (4)	N/A	$629,326	$—
	PEP (5)	N/A	$231,164	$—

Neil E. Scanlon	Cash Balance Plan (2)	6	$133,455	$—
	LTIP (3)	N/A	$615,815	$—
	RUP (4)	N/A	$567,165	$—
	PEP (5)	N/A	$202,264	$—

(1)
Because Mr. Stivala and Mr. Kuglin commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.
(2)
For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the CD&A.
(3)
On September 28, 2024, Mr. Kuglin was the only named executive officer who did not met the retirement criteria of the LTIP. For the others who have meet the retirement criteria of the LTIP, outstanding but unvested awards under the LTIP become fully vested. However, payouts of these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2024 and 2023 awards. The numbers reported on these lines represent the target payout of Mr. Stivala’s, Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s outstanding fiscal 2024 and 2023 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distributions paid during the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.
(4)
On September 28, 2024, Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon met the age and tenure requirements of the retirement provisions of the RUP. These figures were calculated by multiplying the awards that met the holding requirements of the retirement provisions of the RUP by the average of the highest and lowest trading prices of our Common Units on September 27, 2024. At the conclusion of fiscal 2024, taking into consideration the one-year holding requirement of the retirement provisions of the RUP, 50,091 of Mr. Stivala’s, 35,495 of Mr. Boyd’s, 35,495 of Mr. Brinkworth’s and 31,989 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of the RUP. For participants who meet the retirement criteria, upon retirement, their outstanding RUP awards that have been held for a year or more are issued as Common Units six months and one day after their retirement date. For more information on the Restricted Unit Plan and the retirement provisions therein, refer to the subheading “Restricted Unit Plan” in the CD&A.
(5)
On September 28, 2024, Mr. Stivala, Mr. Boyd, Mr. Brinkworth and Mr. Scanlon met the age and tenure requirements of the retirement provisions of the PEP. At the conclusion of fiscal 2024, taking into consideration the one-year holding requirement of the retirement provisions of the PEP, 7,741 of Mr. Stivala’s, 13,038 of Mr. Boyd’s, 13,038 of Mr. Brinkworth’s and 11,408 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of the PEP. For participants who meet the retirement criteria, upon retirement, their outstanding PEP awards that have been held for a year or more are settled as cash six months and one day after their retirement date. For more information on the PEP and the retirement provisions therein, refer to the subheading “Phantom Equity Plan” in the CD&A.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Executive Special Severance Plan, the LTIP, the RUP and the PEP for the circumstances listed in the table assuming a September 28, 2024 termination date. For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$910,000	$6,006,000
Accelerated Vesting of Fiscal 2024, 2023 and 2022 LTIP Awards @ 150% (5)	—	—	—	4,359,374
Accelerated Vesting of Outstanding RUP Awards (6)	1,872,536	1,872,536	888,113	1,872,536
Accelerated Vesting of Outstanding PEP Awards (7)	383,358	383,358	137,248	383,358
Medical Benefits (3)	—	—	34,079	51,119
Total	$2,255,894	$2,255,894	$1,969,440	$12,672,387

Michael A. Kuglin
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$495,000	$2,673,000
Accelerated Vesting of Fiscal 2024, 2023 and 2022 LTIP Awards @ 150% (5)	—	—	—	1,590,023
Accelerated Vesting of Outstanding RUP Awards (6)	1,098,196	1,098,196	—	1,098,196
Accelerated Vesting of Outstanding PEP Awards (7)	700,034	700,034	—	700,034
Medical Benefits (3)	—	—	30,311	45,466
Total	$1,798,230	$1,798,230	$525,311	$6,106,719

Steven C. Boyd
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$500,000	$2,700,000
Accelerated Vesting of Fiscal 2024, 2023 and 2022 LTIP Awards @ 150% (5)	—	—	—	1,618,655
Accelerated Vesting of Outstanding RUP Awards (6)	1,150,305	1,150,305	629,326	1,150,305
Accelerated Vesting of Outstanding PEP Awards (7)	752,142	752,142	231,164	752,142
Medical Benefits (3)	—	—	31,005	46,507
Total	$1,902,447	$1,902,447	$1,391,495	$6,267,609

Douglas T. Brinkworth
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$445,000	$2,403,000
Accelerated Vesting of Fiscal 2024, 2023 and 2022 LTIP Awards @ 150% (5)	—	—	—	1,418,924
Accelerated Vesting of Outstanding RUP Awards (6)	1,098,196	1,098,196	629,326	1,098,196
Accelerated Vesting of Outstanding PEP Awards (7)	700,034	700,034	231,164	700,034
Medical Benefits (3)	—	—	30,592	45,888
Total	$1,798,230	$1,798,230	$1,336,082	$5,666,042

Neil E. Scanlon
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$390,000	$2,106,000
Accelerated Vesting of Fiscal 2024, 2023 and 2022 LTIP Awards @ 150% (5)	—	—	—	1,242,269
Accelerated Vesting of Outstanding RUP Awards (6)	983,944	983,944	567,165	983,944
Accelerated Vesting of Outstanding PEP Awards (7)	619,043	619,043	202,264	619,043
Medical Benefits (3)	—	—	30,180	45,269
Total	$1,602,987	$1,602,987	$1,189,609	$4,996,525

(1)
In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned, but unpaid salary and pro-rata cash bonus.

(2)
In the event of disability, the named executive officer is entitled to a payment equal to his earned, but unpaid salary and pro-rata cash bonus.
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
(5)
In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurred at the conclusion of fiscal 2024, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 28, 2024, the fiscal 2024, fiscal 2023 and fiscal 2022 awards would have been subject to this treatment. For more information, refer to the subheading “Long-Term Incentive Plan” in the CD&A.

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

(6)
The RUP provides for the vesting of all unvested awards held by a participant at the time of his or her death or at the time he or she becomes permanently disabled. The units shall be issued as Common Units six months and one day following the participant’s date of death or the date on which his or her employment was terminated as a result of the disability.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any unvested restricted unit awards held by such recipient will be forfeited. Because some of Mr. Stivala’s, Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested awards were subject to the retirement provisions on the last day of fiscal 2024, if Mr. Stivala, Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 28, 2024, 50,091 of Mr. Stivala’s, 35,495 of Mr. Boyd’s, 35,495 of Mr. Brinkworth’s and 31,989 of Mr. Scanlon’s RUP awards would have vested in accordance with the retirement provisions of the RUP.

In the event of a change of control, as defined in the 2018 Restricted Unit Plan document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

(7)
The PEP provides for the vesting of all unvested awards held by a participant at the time of his or her death or at the time he or she becomes permanently disabled. The awards shall vest six months and one day following the participant’s date of death or the date on which his or her employment was terminated as a result of the disability. Because some of Mr. Stivala’s, Mr. Boyd’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested PEP awards were subject to the retirement provisions on the last day of fiscal 2024, if Mr. Stivala, Mr. Boyd, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 28, 2024, 7,741 of Mr. Stivala’s, 13,038 of Mr. Boyd’s, 13,038 of Mr. Brinkworth’s and 11,408 of Mr. Scanlon’s PEP awards would have vested in accordance with the retirement provisions of the PEP.

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

For fiscal 2024, our last completed fiscal year:

•
the annual total compensation of the employee identified at median of our company (other than our CEO), was $61,670; and
•
the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $4,035,402.

Based on this information, for fiscal 2024, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 65 to 1.

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

We determined that, as of August 15, 2024, our employee population consisted of approximately 3,283 individuals. We selected August 15, 2024, which is within the last three months of fiscal 2024, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2024. This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any RUP awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period. In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2024 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $61,670.

PAY VERSUS PERFORMANCE

As a result of the rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K (“PvP Rules”), we are providing the following information regarding the relationship between “compensation actually paid” to our President and Chief Executive Officer (our Principal Executive Officer or “PEO”) and average “compensation actually paid” to our other named executive officers (our “Non-PEO NEOs”) and certain metrics of our financial performance for the last years, in each case, calculated in accordance with the PvP Rules. Pursuant to the PVP Rules, in determining the “compensation actually paid” to our named executive officers, we are required to make various adjustments to amounts that have been reported in the Summary Compensation Table for those fiscal years. The term “compensation actually paid” refers to the definition of such term under the PvP Rules and does not reflect compensation actually earned, realized, or received by our named executive officers. The table below summarizes compensation values previously reported in our Summary Compensation Table and the adjusted values required in this section for fiscal years 2024, 2023, 2022, and 2021. Note that compensation for Non-PEO NEOs is reported as an average.

Pay Versus Performance
					Value of Initial Fixed $100 Investment Based Made on September 26, 2020 (3):
Year	Summary Compensation Table Total for Mike Stivala, our PEO	Compensation Actually Paid to Mike Stivala, Our PEO (1)	Average Summary Compensation Table Total for Our Non-PEO Named Executive Officers (2)	Average Compensation Actually Paid to Our Non-PEO Named Executive Officers (1)	Suburban Propane Partners, LP Total Unitholder Return	Alerian MLP Index Total Shareholder Return	Net Income/(Loss) (in Thousands)	Partnership Adjusted EBITDA (in Thousands) (4)
2024	$4,035,402	$4,067,902	$2,098,003	$2,197,469	$64.16	$168.82	$74,174	$250,043
2023	$3,968,504	$3,692,734	$1,986,041	$1,925,749	$37.86	$133.07	$123,752	$275,025
2022	$3,960,001	$4,414,143	$1,912,168	$2,171,310	$25.33	$85.85	$139,708	$291,026
2021	$3,115,247	$3,381,847	$1,680,771	$1,824,677	$10.68	$68.97	$122,793	$275,680

(1)
Compensation Actually Paid (“CAP”) is equal to the Summary Compensation Table total value of the period shown with adjustments for equity awards
(2)
For each fiscal year, our PEO and Non-PEO named executive officers were as follows:

Year	PEO	Non-PEO NEO	Non-PEO NEO	Non-PEO NEO	Non-PEO NEO
2024	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2023	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2022	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2021	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon

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

“Compensation Actually Paid” to our named executive officers represents the “Total” compensation in the Summary Compensation Table for the applicable fiscal year, as adjusted as follows:

	Fiscal 2024		Fiscal 2023		Fiscal 2022		Fiscal 2021
Adjustment	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers
Deduction for amounts reported under the “Unit Awards” column of the Summary Compensation Table	$(2,084,686)	$(1,184,423)	$(1,731,829)	$(1,002,988)	$(1,671,147)	$(922,604)	$(1,429,420)	$(821,574)
Deduction for change in the actuarial present values reported under the “Change in Pension Value” column of the Summary Compensation Table. (a)	$—	$(9,799)	$—	$—	$—	$—	$—	$—
Change in value of RUP awards granted during prior fiscal year that vested during this fiscal year, determined as of the vesting date. (b)	$81,601	$55,191	$11,406	$7,657	$28,985	$17,221	$109,125	$65,983
Change of ASC 718 fair value of LTIP awards granted during prior fiscal years that vested during this fiscal year, determined as of the vesting date. (c)	$(57,675)	$(24,485)	$(56,157)	$(26,026)	$49,933	$24,634	$65,359	$32,443
Change of ASC 718 fair value of PEP awards granted during prior fiscal years that vested during this fiscal year, determined as of the vesting date. (d)	$4,703	$7,673	$—	$—	$—	$—	$—	$—
Year-end ASC 718 fair value of RUP awards granted during this fiscal year. (e)	$897,438	$427,444	$670,710	$410,336	$830,703	$680,713	$976,117	$589,745
Year-end ASC 718 fair value of LTIP awards granted during this fiscal year. (f)	$735,146	$233,980	$717,249	$243,089	$992,181	$334,766	$403,555	$199,090
Year-end ASC 781 fair value of PEP awards granted during this fiscal year. (g)	$246,110	$468,874	$184,457	$300,957	$—	$—	$—	$—
Change of ASC 718 fair value of RUP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (e)	$148,351	$102,442	$77,171	$56,754	$144,605	$87,175	$84,524	$49,931
Change of ACS 718 fair value of LTIP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (h)	$47,230	$(734)	$(148,777)	$(50,071)	$78,882	$37,237	$57,340	$28,288
Change of ACS fair 718 of PEP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (d)	$14,282	$23,303	$—	$—	$—	$—	$—	$—
Total Adjustments	$32,500	$99,466	$(275,770)	$(60,292)	$454,142	$259,142	$266,600	$143,906

(a)
Three of our named executive officers, Mr. Boyd, Mr. Brinkworth, and Mr. Scanlon, participate in our now-closed to new participants pension plan. During fiscal years 2021, 2022 and 2023, the negative changes in pension values were not included in the Summary Compensation Table.
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

Fiscal Year	Vesting Date Value
2024	$17.10
2023	$15.90
2022	$15.31
2021	$16.65

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

Fiscal Year	Fiscal Year During Which Award was Granted	Vesting Date Value	Percentage Applied to Market Value Based on Financial Performance Over Three-Year Measurement Period	Percentage Earned Based on Scorecard Goal Attainment
2024	2022	$17.70	85%	50%
2023	2021	$14.82	105%	100%
2022	2020	$16.51	110%	N/A
2021	2019	$15.24	150%	N/A

(d)
The fiscal 2024 PEP awards vested at a value of $17.10 per PEP unit. For more information, please refer to the section titled “2022 Phantom Equity Plan” in our CD&A.
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
(f)
For fiscal years 2021, 2022, and 2023, these figures represent the values of LTIP awards granted during the fiscal years reported as if payments were earned at 100%. For the award granted during fiscal year 2024, the figure represents the value of the LTIP award as if a payment were earned at 65% for the financial performance portion and at 75% for the scorecard goal attainment portion. The values include distribution equivalents accrued throughout the year. For purposes of the LTIP, market value is the average of the closing prices of our units for the twenty trading days preceding the final day of each fiscal year reported. The following table provides the market values that were used to calculate payments for our named executive officers and our assumption regarding the percentage of the LTIP payout that they would have earned if the three-year measurement period had concluded at the end of the fiscal year reported. For more information, please refer to the section titled “Long-Term Incentive Plan” in our CD&A.

Fiscal Year	Fiscal Year in Which the Measurement Period for this Year’s Award will End	Per Phantom Unit Fair Value at the End of the Fiscal Year Reported
2024	2026	$17.70
2023	2025	$14.82
2022	2024	$16.51
2021	2023	$15.24

(g)
Because the PEP is settled in cash and because the plan does not provide for distribution equivalents, the values used for fiscal 2023 were calculated by multiplying outstanding awards by $15.89, the value of an outstanding SPH Common Unit at the end of fiscal 2023. Fiscal 2023 was the first year during which PEP awards were granted to our named executive officers. The values used for fiscal 2024 were calculated by multiplying outstanding awards by $17.73, the value of an outstanding SPH Common Unit at the end of fiscal 2024.
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

Fiscal Year	Fiscal Year During Which Outstanding Award Granted in a Prior Fiscal Year Remained Outstanding at the End of this Fiscal Year was Granted	Value at the End of this Fiscal Year	Percentage that Would Be Applied to Market Value Based on Financial Performance if the End of this Fiscal Year Had Been the End of the Three-Year Measurement Period	Percentage Earned Based on Scorecard Goal Attainment if the End of this Fiscal Year Had Been the End of the Three-Year Measurement Period
2024	2023	$17.70	65%	75%
2023	2022	$14.82	100%	100%
2022	2021	$16.51	120%	100%
2021	2020	$15.24	104%	N/A

For the fiscal year ended September 28, 2024, the most important financial performance measures used to link compensation actually paid to our named executive officers to company performance are Adjusted EBITDA, distributable cash flow, and total unitholder return. Payments under our Annual Cash Bonus Plan were determined, for the most part, by Adjusted EBITDA; LTIP payments were determined, for the most part, by distributable cash flow; and the value of compensation realized by our named executive officers when they are issued Common Units when their restricted units vest is inextricably linked to the performance of our Common Units.

Important Financial Performance Measures
Adjusted EBITDA
Distributable Cash Flow
Total Unitholder Return

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers with our Adjusted EBITDA.

Compensation Actually Paid Versus Adjusted EBITDA
Compensarion Actually Paid ($)
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
DCF (in millions)
$300
$290
$280
$270
$260
$250
$240
$230
$220
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,924,962
$4,067,902
$2,197,469
9/25/2021
9/24/2022
9/30/2023
9/28/2024
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Adjusted EBITDA (in millions $)

Compensation Actually Paid Versus Adjusted EBITDA
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734	$4,067,902
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749	$2,197,469
Adjusted EBITDA (in millions $)	$276	$291	$275	$250

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers with our distributable cash flow.

Compensation Actually Paid Versus Distributable Cash Flow
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Compensarion Actually Paid ($)
$200
$195
$190
$185
$180
$175
DCF (in millions)
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,924,962
$4,067,902
$2,197,469
9/25/2021
9/24/2022
9/30/2023
9/28/2024
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Distributable Cash Flow (in millions $)

Compensation Actually Paid Versus Distributable Cash Flow
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734	$4,067,902
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749	$2,197,469
Distributable Cash Flow (in millions $)	$184	$192	$197	$184

The Average Distributable Cash Flow, as defined above, of the Partnership for the three-year measurement periods ending in fiscal 2021, 2022, 2023 and 2024 was $183.8 million, $192.1 million, $197.1 million and $183.8 million, respectively.

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers to the total unitholder return performance of our Common Units with the total shareholder return of the Alerian MLP Index, the peer group we selected for comparison. The total return to our Unitholders and the Alerian MLP Index’s total return reflects cumulative returns and assumes that $100 was invested on September 26, 2020 and that all distributions or dividends were reinvested on a quarterly basis.

Compensation Actually Paid Versus Total Unitholder Return
Compensation Actually Paid ($)
Total Unitholder Return ($)
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,924,962
$4,067,902
$2,197,469
9/25/2021
9/24/2022
9/30/2023
9/28/2024
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Total Unitholder Return ($)
Peer Group Total Unitholder Return ($)

Compensation Actually Paid Versus Total Unitholder Return
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734	$4,067,902
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749	$2,197,469
Our Total Unitholder Return ($)	$10.68	$25.33	$37.86	$64.16
Our Peer Group's Total Shareholder Return	$68.97	$85.85	$133.07	$168.82

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2024.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Matthew J. Chanin	$135,000	$—	$135,000
Lawrence C. Caldwell*	$47,500	$19,720	$67,220
Terence J. Connors	$115,000	$—	$115,000
William M. Landuyt	$95,000	$—	$95,000
Harold R. Logan Jr.	$95,000	$—	$95,000
Jane Swift	$110,000	$—	$110,000
Amy M. Adams	$95,000	$—	$95,000
Rommel M. Oates	$95,000	$—	$95,000

*Mr. Caldwell retired on May 20, 2024.

(1)
This includes amounts earned for fiscal 2024, including quarterly retainer installments for the fourth quarter of 2024 that were paid in November 2024. Because his May 21, 2024 retirement as a member of our Board of Supervisors, the cash payments reported for Mr. Caldwell is for his attendance at the January and April board meetings.
(2)
At the end of fiscal 2024, Mr. Chanin held 9,563 unvested restricted units, Messieurs Connors, Landuyt, Logan and Ms. Swift each held 7,438 unvested restricted units, Mr. Caldwell held 8,438 unvested restricted units, and Ms. Adams and Mr. Oates each held 17,338 unvested restricted units. In accordance with its policy established on November 7, 2014, the Committee awarded Mr. Caldwell with 1,000 restricted units in recognition of his meritorious service to the Partnership. For this award, the Committee waived the holding requirements of the Plan’s retirement provisions. All of the unvested units held by Mr. Caldwell on the date of his retirement will be issued to him as Common Units of the Partnership six months and one day following the date of his retirement.

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

Restricted Unit Plan. Each non-employee Supervisor is eligible to participate in our RUP and PEP. All awards vest in accordance with the provisions of the plan documents (see the CD&A sections titled “Restricted Unit Plan” and “Phantom Equity Plan” for a description of the vesting schedules). Upon vesting, the RUP awards are settled by issuing Common Units and the PEP awards are settled in cash, the value of which is based on the value of Common Units at the time of vesting.

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2024 for each Supervisor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 25, 2024 regarding the beneficial ownership of Common Units by (a) each person or group known to Suburban, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
ALPS Advisers Inc. and its advised entities (a)	11,216,937	17.4%
Global X Management Company LLC (b)	3,344,151	5.2%
Michael A. Stivala (c)	211,056	*
Michael A. Kuglin (d)	134,454	*
Steven C. Boyd (e)	169,229	*
Douglas T. Brinkworth (d)	115,712	*
Neil Scanlon (f)	123,831	*
Matthew J. Chanin (g)	65,694	*
Harold R. Logan, Jr. (h)	37,015	*
Jane Swift (h)	31,135	*
Terence J. Connors (h)	50,583	*
William M. Landuyt (h)	61,083	*
Amy M. Adams (i)	8,670	*
Rommel M. Oates (j)	8,670	*
All Members of the Board of Supervisors and Executive Officers, as a group (27 persons) (k)	1,520,571	2.4%

(1)
With the exception of the 11,216,937 units held by ALPS Advisers, Inc. and its advised entities (of which the Partnership has no knowledge, see note (a) below); the 3,344,151 units held by Global X Management Company LLC (of which the Partnership has no knowledge, see note (b) below); and 784 units held by the General Partner (see note (c) below), the above listed units may be held in brokerage accounts where they are pledged as security.
(2)
Based upon 64,490,096 Common Units outstanding on November 25, 2024.

* Less than 1%.

(a)
Based on an amended Schedule 13G dated November 11, 2024 filed by ALPS Advisors, Inc. and Alerian MLP ETF, which indicates that as of September 30, 2024, ALPS Advisors, Inc. and Alerian MLP ETF each have the shared power to vote or to direct the vote of 11,216,937 Common Units and the shared power to dispose or to direct the disposition of 11,216,937 Common Units. The 13G indicates that ALPS Advisors, Inc. may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because it and certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients. We make no representation as to the accuracy or completeness of the information reported. The address of ALPS Advisors, Inc. and Alerian MLP ETF is 1290 Broadway, Suite 1000, Denver, CO 80203.
(b)
Based on a Schedule 13G dated November 14, 2024 filed by Global X Management Company LLC, which indicates that as of September 30, 2024, Global X Management Company LLC has the sole power to vote or to direct the vote of 3,344,151 Common Units and the sole power to retain or dispose of Common Units for which certain investment companies registered under Section 8 of the Investment Company Act of 1940 managed by Global X Management Company LLC have the right to receive distributions from, or the proceeds from the sale of, these Common Units. We make no representation as to the accuracy or completeness of the information reported. The address of Global X Management Company LLC is 605 3rd Avenue, 43rd Floor, New York, NY 10158.
(c)
Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member. Excludes 100,143 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(d)
Excludes 51,614 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(e)
Excludes 29,367 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(f)
Excludes 45,743 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(g)
Excludes 17,482 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.

(h)
Excludes 13,112 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(i)
Excludes 30,450 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(j)
Excludes 37,510 unvested restricted units, none of which will vest in the 60-day period following November 25, 2024.
(k)
Inclusive of the unvested restricted units referred to in footnotes (c), (d), (e), (f), (g), (h), (i) and (j) above, the reported number of units excludes 744,668 unvested restricted units, of which none will vest in the 60-day period following November 25, 2024.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 28, 2024, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,100,278	(2)	$13.37	2,889,830
Equity compensation plans not approved by security holders	—		—	—
Total	1,100,278		$13.37	2,889,830

(1)
Relates to the Restricted Unit Plans.
(2)
Represents number of restricted units that, as of September 28, 2024, had been granted under the Restricted Unit Plans but had not yet vested.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services related to fiscal years 2024 and 2023 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2024	Fiscal 2023
Audit Fees (a)	$2,494,000	$2,325,000
Tax Fees (b)	954,000	933,067
All Other Fees (c)	2,000	5,400
Total	$3,450,000	$3,263,467

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2024 and fiscal 2023.

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

10.23	Fourth Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on March 18, 2024).

10.24	Amended and Restated 2018 Restricted Unit Plan of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed May 22, 2024).

19.1	Suburban Propane Partners, L.P. and its Subsidiaries Policy on Insider Trading (Filed herewith).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

97.1	Dodd-Frank Clawback Policy, effective as of December 1, 2023. (Incorporated by reference to Exhibit 97.1 to the Partnership's Annual Report on Form 10-K filed on November 22, 2023).

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 27, 2024	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 27, 2024
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ MATTHEW J. CHANIN	Chairman and Supervisor	November 27, 2024
(Matthew J. Chanin)

By:	/s/ HAROLD R. LOGAN, JR.	Supervisor	November 27, 2024
(Harold R. Logan, Jr.)

By:	/s/ JANE SWIFT	Supervisor	November 27, 2024
(Jane Swift)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 27, 2024
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 27, 2024
(William M. Landuyt)

By:	/s/ AMY M. ADAMS	Supervisor	November 27, 2024
(Amy M. Adams)

By:	/s/ ROMMEL M. OATES	Supervisor	November 27, 2024
(Rommel M. Oates)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer	November 27, 2024
(Michael A. Kuglin)

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President, Controller and	November 27, 2024
	(Daniel S. Bloomstein)	Chief Accounting Officer

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders

of Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the “Partnership”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows for each of the three years in the period ended September 28, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Accrued Insurance

As described in Notes 2 and 14 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $58 million as of September 28, 2024, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual historical claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to approximately $14 million as of September 28, 2024.

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

November 27, 2024

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,219	$3,514
Accounts receivable, less allowance for doubtful accounts of $4,707 and $4,449, respectively	66,444	67,687
Inventories	55,430	61,828
Other current assets	32,451	30,973
Total current assets	157,544	164,002
Property, plant and equipment, net	653,985	646,054
Operating lease right-of-use assets	140,243	142,940
Goodwill	1,151,252	1,148,776
Other intangible assets, net	74,512	80,553
Other assets	95,225	88,150
Total assets	$2,272,761	$2,270,475
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$41,058	$40,043
Accrued employment and benefit costs	40,371	45,138
Accrued insurance	12,510	11,550
Customer deposits and advances	126,570	127,311
Operating lease liabilities	35,616	33,562
Accrued interest	15,949	16,856
Other current liabilities	34,048	33,358
Total current liabilities	306,122	307,818
Long-term borrowings	1,210,326	1,188,210
Accrued insurance	45,560	49,632
Operating lease liabilities	103,797	108,495
Other liabilities	59,896	69,964
Total liabilities	1,725,701	1,724,119
Commitments and contingencies
Partners' capital:
Common Unitholders (64,072 and 63,521 units issued and outstanding at September 28, 2024 and September 30, 2023, respectively)	553,207	557,023
Accumulated other comprehensive loss	(6,147)	(10,667)
Total partners' capital	547,060	546,356
Total liabilities and partners' capital	$2,272,761	$2,270,475

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Revenues
Propane	$1,150,034	$1,232,138	$1,313,556
Fuel oil and refined fuels	73,783	92,127	95,157
Natural gas and electricity	25,877	31,160	39,511
All other	77,478	73,769	53,241
	1,327,172	1,429,194	1,501,465
Costs and expenses
Cost of products sold	522,196	590,131	712,123
Operating	476,857	478,058	442,411
General and administrative	89,894	91,574	81,756
Depreciation and amortization	66,975	62,582	58,848
	1,155,922	1,222,345	1,295,138
Operating income	171,250	206,849	206,327
Loss on debt extinguishment	215	—	—
Interest expense, net	74,590	73,393	60,658
Other, net	21,537	9,036	5,532
Income before provision for income taxes	74,908	124,420	140,137
Provision for income taxes	734	668	429
Net income	$74,174	$123,752	$139,708
Net income per Common Unit - basic	$1.15	$1.94	$2.21
Weighted average number of Common Units outstanding - basic	64,306	63,835	63,212
Net income per Common Unit - diluted	$1.14	$1.92	$2.18
Weighted average number of Common Units outstanding - diluted	64,841	64,441	64,018

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Net income	$74,174	$123,752	$139,708
Other comprehensive income:
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans	3,882	1,929	4,148
Recognition in earnings of net actuarial loss for pension settlement	638	—	840
Other comprehensive income	4,520	1,929	4,988
Total comprehensive income	$78,694	$125,681	$144,696

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Cash flows from operating activities:
Net income	$74,174	$123,752	$139,708
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66,975	62,582	58,848
Equity in losses of unconsolidated affiliates	18,119	6,264	2,614
Compensation costs recognized under Restricted Unit Plans	8,191	8,260	11,253
Pension settlement charge	638	—	840
Loss on debt extinguishment	215	—	—
Other, net	4,058	1,517	357
Changes in assets and liabilities:
Accounts receivable	1,302	15,080	(7,095)
Inventories	6,578	5,138	(4,824)
Other current and noncurrent assets	(2,754)	6,112	(5,373)
Accounts payable	1,065	(206)	(4,335)
Accrued employment and benefit costs	(5,227)	1,519	2,277
Accrued insurance	(3,112)	(2,883)	(2,059)
Customer deposits and advances	(741)	(281)	15,865
Contributions to defined benefit pension plan	(4,000)	(4,000)	(3,330)
Other current and noncurrent liabilities	(4,896)	2,385	15,801
Net cash provided by operating activities	160,585	225,239	220,547
Cash flows from investing activities:
Capital expenditures	(59,429)	(44,949)	(44,352)
Investments in and acquisitions of businesses	(25,152)	(130,124)	(56,083)
Proceeds from sale of property, plant and equipment	2,937	4,436	5,150
Proceeds from sale of business	—	—	850
Net cash (used in) investing activities	(81,644)	(170,637)	(94,435)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	626,000	525,700	386,600
Repayments of borrowings under revolving credit facility	(607,000)	(483,300)	(429,000)
Issuance costs associated with long-term borrowings	(3,744)	—	—
Partnership distributions	(83,090)	(82,383)	(81,725)
Other, net	(4,667)	(4,645)	(3,695)
Net cash (used in) financing activities	(72,501)	(44,628)	(127,820)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,440	9,974	(1,708)
Cash, cash equivalents and restricted cash at beginning of period	14,074	4,100	5,808
Cash, cash equivalents and restricted cash at end of period	$20,514	$14,074	$4,100

Less: restricted cash	17,295	10,560	—
Cash and cash equivalents, end of period	$3,219	$3,514	$4,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,552	$67,529	$59,198

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 25, 2021	62,538	$443,005	$(17,584)	$425,421
Net income		139,708	—	139,708
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans		—	4,148	4,148
Partnership distributions		(81,725)	—	(81,725)
Common Units issued under Restricted Unit Plans	449	(2,115)	—	(2,115)
Recognition in earnings of net actuarial loss for pension settlement		—	840	840
Compensation costs recognized under Restricted Unit Plans		11,253	—	11,253
Balance at September 24, 2022	62,987	$510,126	$(12,596)	$497,530

Net income		123,752	—	123,752
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans		—	1,929	1,929
Partnership distributions		(82,383)	—	(82,383)
Common Units issued under Restricted Unit Plans	534	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plans		8,260	—	8,260
Balance at September 30, 2023	63,521	$557,023	$(10,667)	$546,356

Net income		74,174	—	74,174
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans		—	3,882	3,882
Partnership distributions		(83,090)	—	(83,090)
Common Units issued under Restricted Unit Plans	551	(3,091)	—	(3,091)
Recognition in earnings of net actuarial loss for pension settlement		—	638	638
Compensation costs recognized under Restricted Unit Plans		8,191	—	8,191
Balance at September 28, 2024	64,072	$553,207	$(6,147)	$547,060

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 64,071,854 Common Units outstanding at September 28, 2024. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 700 locations in 42 states. The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2024, 2023 or 2022.

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

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2023, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2024 and 2022 included 52 weeks of operations.

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

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In accordance with the indenture, as amended, and loan agreement, as amended, governing the Green Bonds assumed in the RNG Acquisition (see Notes 4 and 10), the Partnership is required to maintain certain funds in various accounts that are held with a third-party trustee for debt service and other purposes. The amounts deposited in those accounts are considered Restricted Cash and is reported within other current assets (or other assets, as applicable). The balance classified as short-term included accounts for which the cash will be used within one year, and are related to interest payments as well as operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.

Derivative Instruments and Hedging Activities

Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to help ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to help ensure adequate supply during periods of high demand. In addition, the Partnership sells propane, fuel oil, electricity and natural gas to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts. All of the Partnership’s derivative instruments are reported on the consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with derivative instruments are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during fiscal 2024, 2023 or 2022.

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

The weighted average estimated useful life of the Partnership’s storage facilities and tanks and cylinders is approximately 25 years and 29 years, respectively.

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

Other Intangible Assets. Other intangible assets consist of customer and supply relationships, tradenames, non-compete agreements and leasehold interests. Customer and supply relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2025 and 2035. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 535,017, 606,454 and 805,033 units for fiscal 2024, 2023 and 2022, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Issued Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”). This update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Topic 280 will first be effective for the Partnership’s fiscal 2025 annual report and should be applied retrospectively to all prior periods presented in the financial statements. The Partnership does not expect ASU 2023-07 will have a material impact on the Partnership's consolidated financial statements.

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

SEC Climate Disclosures. In March 2024, the SEC issued final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will, if implemented as issued by the SEC, require disclosure of, among other things, material climate-related risks, how the Partnership’s Board of Supervisors and management oversee and manage such risks, and the actual and potential material impacts of such risks to the Partnership. The rules also require disclosure about material climate-related targets and goals, greenhouse gas (“GHG”) emissions from operations owned or controlled (Scope 1) and purchased energy used in owned or controlled operations (Scope 2), and the financial impact of severe weather events and other natural conditions. Currently, it is uncertain whether the SEC’s new climate-related disclosure rules will withstand pending and future legal challenges. If the rules are ultimately implemented, the Partnership will apply them prospectively with certain disclosures beginning in its fiscal 2026 annual report. The Partnership is assessing the effect of these rules on its consolidated financial statements and related disclosures.

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

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Retail
Residential	$706,768	$771,783	$798,784
Commercial	372,828	393,482	435,015
Industrial	120,985	130,656	136,257
Government	61,396	65,489	66,035
Agricultural	36,568	40,971	45,259
Wholesale	28,627	26,813	20,115
Total revenues	$1,327,172	$1,429,194	$1,501,465

The Partnership recognized $84,687, $64,508 and $75,149 of revenue during fiscal 2024, fiscal 2023 and fiscal 2022, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $3,901 and $4,844 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 28, 2024 and September 30, 2023, respectively.

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

The consolidated balance sheets reflect the allocation of the purchase price to the assets acquired and liabilities assumed. The following table summarizes the fair value of the assets acquired and liabilities assumed as of December 28, 2022:

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

The fair values assigned to the acquired tangible assets were derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit. Included in Other noncurrent liabilities is the fair value of the potential contingent consideration Equilibrium could earn based on a multiple of EBITDA and the monetization of environmental attributes that will be measured during calendar years 2025 through 2027.

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

This unaudited pro forma financial information does not include anticipated changes in market approach or synergies expected from operating the acquired facilities under the Partnership’s oversight. Accordingly, the pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed by September 26, 2021. For fiscal 2024 and 2023, transaction costs directly related to the acquisition included in the pro forma combined results were $0 and $4,695, respectively.

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, Virginia. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During fiscal 2024, the Operating Partnership purchased a secured convertible note issued by IH.

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

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. The Operating Partnership purchased secured convertible notes issued by Oberon during each of fiscal 2024, fiscal 2023 and fiscal 2022.

These strategic investments were made to support the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower GHG emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the consolidated balance sheets, and the Partnership’s equity in their losses were included in “Other, net” within the consolidated statements of operations.

On February 17, 2022, the Operating Partnership sold certain assets and operations in a non-strategic market of its propane segment for $850, resulting in a gain of $363 that was recognized during the second quarter of fiscal 2022. The corresponding net assets and results of operations were not material to the Partnership’s consolidated results of operations, financial position and cash flows.

Pursuant to the Partnership’s strategic growth initiatives, the Operating Partnership acquired the propane assets and operations of various propane retailers in each of the last three fiscal years, as well as made additional investments in Oberon and IH, as summarized below. The purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s consolidated financial position and statement of operations.

Fiscal Year	Total consideration (1)
2024	$26,361	(2)
2023	$19,651	(3)
2022	$26,707	(4)

(1) Total consideration includes non-compete consideration, which will be paid over the respective non-compete periods subject to compliance with the terms of the respective agreements, investments in the Partnership's equity-method investees, and excludes working capital adjustments.

(2) Includes three acquisitions of propane retailers located in Florida, Nevada, and Texas.

(3) Includes one acquisition of a propane retailer located in Washington.

(4) Includes one acquisition of a propane retailer located in New Mexico.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the last three fiscal years:

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
First Quarter	$0.3250	$0.3250	$0.3250
Second Quarter	0.3250	0.3250	0.3250
Third Quarter	0.3250	0.3250	0.3250
Fourth Quarter	0.3250	0.3250	0.3250

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

	As of
	September 28,	September 30,
	2024	2023
Cash and cash equivalents	$3,219	$3,514
Restricted cash included in other current assets	9,355	2,392
Restricted cash included in other assets (noncurrent)	7,940	8,168
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$20,514	$14,074

Inventories. Inventories consist of the following:

	As of
	September 28,	September 30,
	2024	2023
Propane, fuel oil and refined fuels and natural gas	$52,284	$58,565
Appliances	3,146	3,263
	$55,430	$61,828

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment. Property, plant and equipment consist of the following:

	As of
	September 28,	September 30,
	2024	2023
Land and improvements	$195,601	$195,179
Buildings and improvements	133,019	130,373
Transportation equipment	26,306	23,145
Storage facilities	122,308	120,948
Machinery and equipment	77,841	77,207
Tanks and cylinders	965,187	943,860
Computer software	54,988	54,458
Construction in progress	30,806	9,488
	1,606,056	1,554,658
Less: accumulated depreciation	(952,071)	(908,604)
	$653,985	$646,054

Depreciation expense for fiscal 2024, 2023 and 2022 amounted to $54,681, $51,676 and $51,276, respectively.

7. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2024 and fiscal 2023 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	All other	Total
Balance as of September 30, 2023
Goodwill	$1,105,179	$10,900	$7,900	$31,259	$1,155,238
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,105,179	$4,438	$7,900	$31,259	$1,148,776

Fiscal 2024 Activity
Goodwill acquired (1)	$2,476	$—	$—	$—	$2,476

Balance as of September 28, 2024
Goodwill	$1,107,655	$10,900	$7,900	$31,259	$1,157,714
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,107,655	$4,438	$7,900	$31,259	$1,151,252

Other intangible assets consist of the following:

	As of
	September 28,	September 30,
	2024	2023
Customer relationships (1)	$577,486	$572,347
Non-compete agreements (1)	41,955	40,840
Other	7,067	7,067
	626,508	620,254
Less: accumulated amortization
Customer relationships	(513,053)	(502,436)
Non-compete agreements	(36,000)	(35,011)
Other	(2,943)	(2,254)
	(551,996)	(539,701)
	$74,512	$80,553

(1)
Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2024, 2023 and 2022 was $12,294, $10,906 and $7,572, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 28, 2024 is estimated as follows: 2025: $9,512; 2026: $8,756; 2027: $8,756; 2028: $8,358; and 2029: $7,454.

8. Leases

The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under noncancelable leases, all of which were determined to be operating leases. The Partnership determines if an agreement contains a lease at inception based on the Partnership’s right to the economic benefits of the leased assets and its right to direct the use of the leased asset. Right-of-use assets represent the Partnership’s right to use an underlying asset, and right-of-use liabilities represent the Partnership’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its estimated incremental borrowing rate based on the information available at the commencement date, adjusted for the lease term, to determine the present value of the lease payments. This rate is calculated based on a collateralized rate for the specific leasing activities of the Partnership.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of September 28, 2024.

Quantitative information on the Partnership’s lease population for fiscal 2024 is as follows:

	Year Ended
	September 28, 2024	September 30, 2023
Lease expense	$44,264	$41,733

Other information:
Cash payments for operating leases	44,456	42,062
Right-of-use assets obtained in exchange for new operating lease liabilities	28,786	41,742
Weighted-average remaining lease term	5.5 years	5.6 years
Weighted-average discount rate	6.2%	5.9%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of September 28, 2024:

Fiscal Year	Operating Leases
2025	$42,971
2026	37,440
2027	26,926
2028	21,417
2029	14,891
2030 and thereafter	23,450
Total future minimum lease payments	$167,095
Less: interest	(27,682)
Total lease obligations	$139,413

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Current
Federal	$6	$8	$10
State and local	728	955	1,057
	734	963	1,067
Deferred	—	(295)	(638)
	$734	$668	$429

The provision for income taxes differs from income taxes computed at the U.S. federal statutory rate as a result of the following:

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Income tax provision at federal statutory tax rate	$15,731	$26,128	$29,429
Impact of Partnership income not subject to federal income taxes	(20,245)	(31,604)	(30,851)
Permanent differences	135	104	131
Change in valuation allowance	4,725	6,721	1,174
State income taxes	449	(552)	717
Other	(61)	(129)	(171)
Provision for income taxes - current and deferred	$734	$668	$429

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 28,	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$55,785	$48,910
Allowance for doubtful accounts	272	246
Inventory	873	766
Deferred revenue	486	519
Other accruals	4,026	2,717
Total deferred tax assets	61,442	53,158
Deferred tax liabilities:
Intangible assets	278	208
Property, plant and equipment	8,949	5,460
Total deferred tax liabilities	9,227	5,668
Net deferred tax assets	52,215	47,490
Valuation allowance	(50,888)	(46,163)
Net deferred tax assets	$1,327	$1,327

10. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 28,	September 30,
	2024	2023
5.875% senior notes, due March 1, 2027	$350,000	$350,000
5.00% senior notes, due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $12,478 and $13,879	68,167	66,766
Revolving Credit Facility, due March 15, 2029	151,000	132,000
Subtotal	1,219,167	1,198,766

Less: unamortized debt issuance costs	(8,841)	(10,556)
	$1,210,326	$1,188,210

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

Credit Agreement

On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $151,000 and $132,000 was outstanding as of September 28, 2024 and September 30, 2023, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. At the time of the execution of the Credit Agreement, $187,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement. The Credit Agreement amends and restates the previous amended and restated credit agreement dated March 5, 2020. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $215 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

As of September 28, 2024, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of September 28, 2024, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 7.80%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of September 28, 2024, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $30,887 which expire periodically through April 30, 2025.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of September 28, 2024.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Credit Agreement. During fiscal 2024, the Partnership recognized a charge of $215 to write-off unamortized debt origination costs and capitalized $3,744 in costs incurred in connection with the amendment to the Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. Other assets at September 28, 2024 and September 30, 2023 include debt origination costs associated with the Credit Agreement with a net carrying amount of $3,237 and $903, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2024 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $501,000; fiscal 2028: $-0-; fiscal 2029: $11,707; and thereafter: $718,938.

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

The following is a summary of activity in the Restricted Unit Plan:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 25, 2021	1,231,863	$15.26
Awarded	884,658	12.97
Forfeited	(12,845)	(13.88)
Vested (1)	(587,447)	(16.32)
Outstanding September 24, 2022	1,516,229	13.52
Awarded	571,732	13.45
Forfeited	(15,552)	(13.15)
Vested (1)	(706,047)	(14.59)
Outstanding September 30, 2023	1,366,362	12.94
Awarded	466,625	14.77
Forfeited	(1,470)	(18.44)
Vested (1)	(731,239)	(13.47)
Outstanding September 28, 2024	1,100,278	$13.37

(1)
During fiscal 2024, 2023 and 2022, the Partnership withheld 180,787, 171,840 and 138,039 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 28, 2024, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $2,300. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense for the Restricted Unit Plan for fiscal 2024, 2023 and 2022 was $8,191, $8,260 and $11,253, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2024 and fiscal 2023 was $7,297 and $3,668, respectively. As of September 28, 2024 and September 30, 2023, the Partnership had a liability within accrued employment and benefit costs (or other liabilities, as applicable) of $9,019 and $3,668, respectively.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan was $1,475, $1,344 and $1,189 for fiscal 2024, 2023 and 2022, respectively.

Long-Term Incentive Plan. On November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (the “LTIP”). The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The LTIP document governs the terms and conditions of the outstanding awards with the level of compensation earned being based on the Partnership’s average distributable cash flow over the three-year measurement period. The level of compensation earned under the fiscal 2021 award was evaluated using two separate measurement components: (i) 75% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee, over that award’s three-year measurement period. The level of compensation earned under the fiscal 2022 award and awards thereafter, is also evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2024, 2023 and 2022 was $3,573, $3,771, and $6,112, respectively. The cash payout in fiscal 2024, which related to the fiscal 2021 award, was $4,405; the cash payout in fiscal 2023, which related to the fiscal 2020 award, was $3,129; and the cash payout in fiscal 2022, which related to the fiscal 2019 award, was $3,985.

12. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan represent a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved. These contribution costs were $4,280, $4,493 and $4,059 for fiscal 2024, 2023 and 2022, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. Contributions of $4,000, $4,000 and $3,330 were made by the Partnership in fiscal 2024, 2023 and 2022, respectively. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2024 and 2023 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2024	2023	2024	2023
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$69,372	$75,851	$2,871	$3,712
Interest cost	3,129	3,306	143	166
Actuarial loss (gain)	2,012	(1,670)	(164)	(463)
Lump sum benefits paid	(3,917)	(2,639)	—	—
Ordinary benefits paid	(5,191)	(5,476)	(322)	(412)
Prior service credits	—	—	—	(132)
Benefit obligation at end of year	$65,405	$69,372	$2,528	$2,871

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$51,340	$55,091	$—	$—
Actual return on plan assets	6,526	364	—	—
Employer contributions	4,000	4,000	322	412
Lump sum benefits paid	(3,917)	(2,639)	—	—
Ordinary benefits paid	(5,191)	(5,476)	(322)	(412)
Fair value of plan assets at end of year	$52,758	$51,340	$—	$—

Funded status:
Funded status at end of year	$(12,647)	$(18,032)	$(2,528)	$(2,871)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(12,647)	$(18,032)	$(2,528)	$(2,871)
Less: current portion	—	—	342	422
Noncurrent benefit liability	$(12,647)	$(18,032)	$(2,186)	$(2,449)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(9,809)	$(15,190)	$3,556	$4,133
Prior service credits	—	—	106	390
Net amount recognized in accumulated other comprehensive (loss) income	$(9,809)	$(15,190)	$3,662	$4,523

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

The following table presents the actual allocation of assets held in trust as of:

	September 28,	September 30,
	2024	2023
Fixed income securities	85%	85%
Equity securities	15%	15%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments. Commingled funds are valued at the net asset value of its underlying securities. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 28,	September 30,
	2024	2023
Short term investments (1)	$1,466	$1,474

Equity securities: (1) (2)
Domestic	2,855	2,766
International	4,975	4,781

Fixed income securities (1) (3)	43,462	42,319
	$52,758	$51,340

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

Projected Contributions and Benefit Payments. The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2025. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2025	$18,845	$342
2026	6,185	299
2027	5,752	259
2028	5,347	222
2029	5,036	188
2030 through 2034	19,107	552

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2025 will elect to receive a benefit payment in fiscal 2025. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2024, 2023 and 2022:

	Pension Benefits			Retiree Health and Life Benefits
	2024	2023	2022	2024	2023	2022
Interest cost	$3,129	$3,306	$2,459	$143	$166	$81
Expected return on plan assets	(1,260)	(1,355)	(1,392)	—	—	—
Amortization of prior service credit	—	—	—	(284)	(498)	(498)
Settlement charge	638	—	840	—	—	—
Recognized net actuarial loss (gain)	1,489	1,927	2,467	(741)	(775)	(725)
Net periodic benefit costs	$3,996	$3,878	$4,374	$(882)	$(1,107)	$(1,142)

During fiscal 2024, fiscal 2023 and fiscal 2022, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,917, $2,639 and $3,332, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $3,129, $3,306 and $2,459, respectively. In fiscal 2024 and fiscal 2022, lump sum pension settlement payments exceeded the respective settlement thresholds, which required the Partnership to recognize non-cash settlement charges of $638 and $840, respectively. The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 28, 2024 and September 30, 2023 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2024	2023	2024	2023
Weighted-average discount rate	4.625%	5.500%	4.250%	5.375%
Average rate of compensation increase	n/a	n/a	n/a	n/a

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2024, 2023 and 2022 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average discount rate	5.500%	5.125%	2.500%	5.375%	4.875%	1.750%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.950%	2.950%	2.150%	n/a	n/a	n/a

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

An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 28, 2024 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2024. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans. As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of September 28, 2024 and September 30, 2023, the Partnership’s estimated obligation for MEPP established withdrawals was $20,026 and $21,398, respectively. Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes. The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2024	2023	FIP/RP Status	2024	2023	2022	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$269	$301	$295	No	August 2029
Western Conference of Teamsters Pension Plan (1)	91-6145047	Green	Green	n/a	29	18	19	No	February 2024
					$298	$319	$314

(1) Based on most recent available valuation information for plan year ended December 2023.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans. Contributions to those plans were $892, $881 and $1,045 for fiscal 2024, 2023 and 2022, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 28, 2024 and September 30, 2023, respectively:

	As of September 28, 2024		As of September 30, 2023
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$4,122	Other current assets	$18,538
	Other assets	769	Other assets	8
		$4,891		$18,546

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$5,744	Other current liabilities	$2,427
	Other liabilities	—	Other liabilities	4,784
		$5,744		$7,211

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2024		Fiscal 2023
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$—	$806	$222	$3,408
Beginning balance realized during the period	—	(806)	(194)	(2,475)
Contracts purchased during the period	1,475	193	—	—
Change in the fair value of outstanding contracts	—	—	(28)	(127)
Ending balance of over-the-counter options	$1,475	$193	$—	$806

As of September 28, 2024 and September 30, 2023, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately three and six months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2024, 2023 and 2022 are as follows:

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2024	Cost of products sold	$(14,598)

Fiscal 2023	Cost of products sold	$(3,671)

Fiscal 2022	Cost of products sold	$(27,929)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 28, 2024
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$13,649	$(8,758)	$4,891
	$13,649	$(8,758)	$4,891

Liability Derivatives
Commodity-related derivatives	$14,502	$(8,758)	$5,744
	$14,502	$(8,758)	$5,744

	As of September 30, 2023
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$35,339	$(16,793)	$18,546
	$35,339	$(16,793)	$18,546

Liability Derivatives
Commodity-related derivatives	$24,004	$(16,793)	$7,211
	$24,004	$(16,793)	$7,211

The Partnership had $6,439 and $-0- posted cash collateral as of September 28, 2024 and September 30, 2023, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 700 locations in 42 states. No single customer accounted for more than 10% of revenues during fiscal 2024, 2023 or 2022 and no concentration of receivables exists as of September 28, 2024 or September 30, 2023.

During fiscal 2024, Energy Transfer LP and Targa Liquids Marketing, provided approximately 30% and 15% of the Partnership’s total propane purchases, respectively. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2024. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt, Senior Notes and Green Bonds. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2027 Senior Notes and 2031 Senior Notes was $350,056 and $606,099, respectively, as of September 28, 2024. The fair value of the Green Bonds is based upon a valuation model (a Level 3 input), which was $72,264 as of September 28, 2024.

14. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under noncancelable leases.

Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of September 28, 2024 and September 30, 2023, the Partnership had accrued liabilities of $58,070 and $61,182, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,340 and $15,448 as of September 28, 2024 and September 30, 2023, respectively.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the New York Public Service Commission (“NY PSC”) has issued notice of rulemaking for amendments to its Uniform Business Practices (“UBP”), that will apply to AES and other energy supply companies that operate in the state. The proposed UBP amendments, if adopted, will require AES to provide notice each month to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. The Partnership anticipates that the additional notice requirements mandated by the NY PSC could have a negative effect on customer retention for energy supply companies.

15. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $42,708 as of September 28, 2024. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 28, 2024 and September 30, 2023.

16. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 28, 2024, September 30, 2023 and September 24, 2022:

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Pension Benefits
Balance, beginning of period	$(15,190)	$(17,797)	$(23,303)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	3,254	680	2,199
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	638	—	840
Amortization of net loss (1)	1,489	1,927	2,467
Other comprehensive income (loss)	5,381	2,607	5,506
Balance, end of period	$(9,809)	$(15,190)	$(17,797)

Postretirement Benefits
Balance, beginning of period	$4,523	$5,201	$5,719
Other comprehensive income before reclassifications:
Prior service credits	—	132	—
Net change in plan obligation	164	463	705
Reclassifications to earnings:
Amortization of prior service credits (1)	(284)	(498)	(498)
Amortization of net gain (1)	(741)	(775)	(725)
Other comprehensive (loss) income	(861)	(678)	(518)
Balance, end of period	$3,662	$4,523	$5,201

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(10,667)	$(12,596)	$(17,584)
Other comprehensive income before reclassifications	3,418	1,275	2,904
Recognition of net actuarial loss for pension settlement	638	—	840
Reclassifications to earnings	464	654	1,244
Other comprehensive (loss) income	4,520	1,929	4,988
Balance, end of period	$(6,147)	$(10,667)	$(12,596)

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 28,	September 30,	September 24,
	2024	2023	2022
Revenues:
Propane	$1,150,034	$1,232,138	$1,313,556
Fuel oil and refined fuels	73,783	92,127	95,157
Natural gas and electricity	25,877	31,160	39,511
All other	77,478	73,769	53,241
Total revenues	$1,327,172	$1,429,194	$1,501,465

Operating income (loss):
Propane	$316,209	$351,162	$337,377
Fuel oil and refined fuels	6,202	5,932	6,711
Natural gas and electricity	7,159	6,046	6,598
All other	(30,828)	(32,866)	(21,982)
Corporate	(127,492)	(123,425)	(122,377)
Total operating income	171,250	206,849	206,327

Reconciliation to net income:
Loss on debt extinguishment	215	—	—
Interest expense, net	74,590	73,393	60,658
Other, net	21,537	9,036	5,532
Provision for income taxes	734	668	429
Net income	$74,174	$123,752	$139,708

Depreciation and amortization:
Propane	$48,232	$47,392	$50,053
Fuel oil and refined fuels	1,289	1,674	1,693
Natural gas and electricity	—	3	21
All other	10,883	7,978	179
Corporate	6,571	5,535	6,902
Total depreciation and amortization	$66,975	$62,582	$58,848

	As of
	September 28,	September 30,
	2024	2023
Assets:
Propane	$1,912,465	$1,924,304
Fuel oil and refined fuels	43,579	46,341
Natural gas and electricity	10,248	11,255
All other	250,445	239,691
Corporate	56,024	48,884
Total assets	$2,272,761	$2,270,475

18. Subsequent Events

On November 6, 2024, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in New Mexico for $53,000, including $4,000 for non-compete consideration, plus working capital acquired.

This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives.

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 28, 2024, September 30, 2023 and September 24, 2022	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 24, 2022
Allowance for doubtful accounts	$3,332	$4,433	$—	$(2,943)	$4,822
Valuation allowance for deferred tax assets	38,268	1,174	—	—	39,442
Year Ended September 30, 2023
Allowance for doubtful accounts	$4,822	$2,834	$—	$(3,207)	$4,449
Valuation allowance for deferred tax assets	39,442	6,721	—	—	46,163
Year Ended September 28, 2024
Allowance for doubtful accounts	$4,449	$3,965	$—	$(3,707)	$4,707
Valuation allowance for deferred tax assets	46,163	4,725	—	—	50,888

(a)
Represents amounts that did not impact earnings.

S-2