Form 10-Q
period 2024-12-28
SUBURBAN PROPANE PARTNERS LP
filed 2025-02-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2024

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

At February 3, 2025, there were 64,493,748 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and climate change, permitting, human health and safety laws and regulations, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, including the impact of recently adopted and proposed changes to New York law and changed priorities of the new U.S. presidential administration, and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports. For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 28,	September 28,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,441	$3,219
Accounts receivable, less allowance for doubtful accounts of $5,307 and $4,707, respectively	125,109	66,444
Inventories	60,566	55,430
Other current assets	39,888	32,451
Total current assets	230,004	157,544
Property, plant and equipment, net	685,857	653,985
Operating lease right-of-use assets	138,729	140,243
Goodwill	1,160,887	1,151,252
Other intangible assets, net	91,524	74,512
Other assets	77,625	95,225
Total assets	$2,384,626	$2,272,761

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$86,258	$41,058
Accrued employment and benefit costs	34,974	40,371
Customer deposits and advances	111,490	126,570
Operating lease liabilities	36,298	35,616
Other current liabilities	60,385	62,507
Total current liabilities	329,405	306,122
Long-term borrowings	1,302,824	1,210,326
Accrued insurance	45,610	45,560
Operating lease liabilities	101,609	103,797
Other liabilities	60,040	59,896
Total liabilities	1,839,488	1,725,701
Commitments and contingencies
Partners’ capital:
Common Unitholders (64,490 and 64,072 units issued and outstanding at December 28, 2024 and September 28, 2024, respectively)	551,401	553,207
Accumulated other comprehensive loss	(6,263)	(6,147)
Total partners’ capital	545,138	547,060
Total liabilities and partners’ capital	$2,384,626	$2,272,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Revenues
Propane	$330,283	$313,358
Fuel oil and refined fuels	17,661	23,898
Natural gas and electricity	6,053	6,493
All other	19,332	22,085
	373,329	365,834
Costs and expenses
Cost of products sold	147,162	153,053
Operating	123,153	122,070
General and administrative	26,853	25,570
Depreciation and amortization	17,099	16,393
	314,267	317,086
Operating income	59,062	48,748
Interest expense, net	19,612	18,192
Other, net	19,467	5,853
Income before provision for income taxes	19,983	24,703
Provision for income taxes	563	249
Net income	$19,420	$24,454
Net income per Common Unit - basic	$0.30	$0.38
Weighted average number of Common Units outstanding - basic	64,497	64,064
Net income per Common Unit - diluted	$0.30	$0.38
Weighted average number of Common Units outstanding - diluted	64,756	64,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Net income	$19,420	$24,454
Other comprehensive (loss) income:
Amortization of net actuarial (gains) losses and prior service credits into earnings	(116)	169
Other comprehensive (loss) income	(116)	169
Total comprehensive income	$19,304	$24,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,420	$24,454
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	17,099	16,393
Equity in losses and impairment charges for investments in unconsolidated affiliates	22,241	5,158
Compensation costs recognized under Restricted Unit Plan	2,379	2,645
Other, net	1,394	792
Changes in assets and liabilities:
Accounts receivable	(58,665)	(51,050)
Inventories	(5,136)	858
Other current and noncurrent assets	(5,995)	(2,944)
Accounts payable	46,354	32,594
Accrued employment and benefit costs	(5,479)	(11,551)
Customer deposits and advances	(15,080)	(15,116)
Other current and noncurrent liabilities	(9,750)	(15,008)
Net cash provided by (used in) operating activities	8,782	(12,775)
Cash flows from investing activities:
Capital expenditures	(23,843)	(11,150)
Investments in and acquisitions of businesses	(51,074)	(3,250)
Proceeds from sale of property, plant and equipment	402	486
Net cash (used in) investing activities	(74,515)	(13,914)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	181,800	148,400
Repayments of borrowings under revolving credit facility	(90,100)	(93,600)
Partnership distributions	(20,823)	(20,645)
Other, net	(3,232)	(3,541)
Net cash provided by financing activities	67,645	30,614
Net increase in cash, cash equivalents and restricted cash	1,912	3,925
Cash, cash equivalents and restricted cash at beginning of period	20,514	14,074
Cash, cash equivalents and restricted cash at end of period	$22,426	$17,999

Less: restricted cash	17,985	11,719
Cash and cash equivalents, end of period	$4,441	$6,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 28, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,072	$553,207	$(6,147)	$547,060
Net income		19,420	—	19,420
Other comprehensive (loss)		—	(116)	(116)
Partnership distributions		(20,823)	—	(20,823)
Common Units issued under Restricted Unit Plan	418	(2,782)	—	(2,782)
Compensation costs recognized under Restricted Unit Plan		2,379	—	2,379
Balance, end of period	64,490	$551,401	$(6,263)	$545,138

	Three Months Ended December 30, 2023
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,521	$557,023	$(10,667)	$546,356
Net income		24,454	—	24,454
Other comprehensive income		—	169	169
Partnership distributions		(20,645)	—	(20,645)
Common Units issued under Restricted Unit Plan	494	(3,091)	—	(3,091)
Compensation costs recognized under Restricted Unit Plan		2,645	—	2,645
Balance, end of period	64,015	$560,386	$(10,498)	$549,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 64,490,096 Common Units outstanding at December 28, 2024. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“Subtopic 220-40”). This update requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. Subtopic 220-40 may be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Subtopic 220-40 will first be effective for the Partnership’s 2028 annual report. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures.

SEC Climate Disclosures. In March 2024, the SEC issued final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will, if implemented as issued by the SEC, require disclosure of, among other things, material climate-related risks, how the Partnership’s Board of Supervisors and management oversee and manage such risks, and the actual and potential material impacts of such risks to the Partnership. The rules would also require disclosure about material climate-related targets and goals, greenhouse gas emissions (“GHG”) from operations owned or controlled (Scope 1) and purchased energy used in owned or controlled operations (Scope 2), and the financial impacts of severe weather events and other natural conditions.

Currently, it is uncertain whether the SEC’s new climate-related disclosure rules will withstand pending and future legal challenges. If the rules are ultimately implemented, the Partnership will apply them prospectively with certain disclosures beginning in its fiscal 2026 annual report, or at such other time as provided by the SEC. The Partnership is assessing the effect of these rules on its consolidated financial statements and related disclosures.

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

	Three Months Ended
	December 28,	December 30,
	2024	2023
Retail
Residential	$197,114	$195,895
Commercial	104,742	98,453
Industrial	30,144	31,746
Government	17,449	17,073
Agricultural	9,660	13,450
Wholesale	14,220	9,217
Total revenues	$373,329	$365,834

The Partnership recognized $36,122 and $37,474 of revenue during the three months ended December 28, 2024 and December 30, 2023, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $5,582 and $3,901 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 28, 2024 and September 28, 2024, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for the two operating facilities, along with potential contingent consideration primarily based upon the future economic performance of the acquired RNG assets. The purchase agreement also included potential contingent consideration payable by Equilibrium to Suburban Renewable Energy based on the costs to construct the gas upgrade system at the Columbus, OH facility. According to the purchase agreement, expenditures for the gas upgrade equipment project that exceeded a certain amount would be funded by Equilibrium, up to a total of $3,000, if the Partnership incurred those costs prior to December 31, 2024. During the first quarter of fiscal 2025, the Partnership recorded a $3,000 increase in the fair value of this contingent consideration, which was recognized within “Other, net” on the Partnership’s condensed consolidated statement of operations.

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During the first quarter of fiscal 2025, the Partnership purchased a secured convertible note issued by IH.

During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $9,595, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment in IH to its estimated fair value of $21,589 based on third party investment discussions. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first quarter of fiscal 2025, the Partnership purchased three additional secured convertible notes issued by Oberon.

As a development-stage entity, Oberon is reliant on raising capital to fund its operations and strategic growth initiatives. Due to Oberon’s financial condition, which raises substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in Oberon was fully impaired as of December 28, 2024. As a result, the Partnership recorded an other-than-temporary impairment charge of $10,213 during the first quarter of fiscal 2025, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment in Oberon to $0.

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

On November 6, 2024, the Partnership acquired the propane assets and operations of a propane retailer headquartered in New Mexico for $53,000, including $4,000 for non-compete consideration, plus working capital acquired. As of December 28, 2024, $46,500 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives for the core propane business. The preliminary purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first quarter of fiscal 2025 or in fiscal 2024.

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded options and futures contracts using quoted market prices found on the New York Mercantile Exchange (“NYMEX”) (Level 1 inputs); the fair value of its swap contracts using quoted forward prices and the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month SOFR (Level 2 inputs); and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter options contracts are interest rate and market volatility.

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 28, 2024 and September 28, 2024, respectively:

	As of December 28, 2024		As of September 28, 2024
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,244	Other current assets	$4,122
	Other assets	32	Other assets	769
		$1,276		$4,891

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$582	Other current liabilities	$5,744
	Other liabilities	—	Other liabilities	—
		$582		$5,744

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 28, 2024		December 30, 2023
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,475	$193	$—	$806
Beginning balance realized during the period	(390)	(9)	—	(613)
Contracts purchased during the period	255	—	—	—
Change in the fair value of outstanding contracts	(674)	(155)	—	25
Ending balance of over-the-counter options	$666	$29	$—	$218

As of December 28, 2024 and September 28, 2024, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and three months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 28, 2024 and December 30, 2023 are as follows:

	Three Months Ended December 28, 2024		Three Months Ended December 30, 2023
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$3,634	Cost of products sold	$(10,786)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 28, 2024			As of September 28, 2024
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$1,999	$(723)	$1,276	$13,649	$(8,758)	$4,891
Liability Derivatives
Commodity-related derivatives	$1,305	$(723)	$582	$14,502	$(8,758)	$5,744

The Partnership had $1,247 and $6,439 posted cash collateral as of December 28, 2024 and September 28, 2024, respectively, with its brokers for outstanding commodity-related derivatives.

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

	As of
	December 28,	September 28,
	2024	2024
5.875% Senior Notes due March 1, 2027	$347,375	$350,056
5.00% Senior Notes due June 1, 2031	581,750	606,099
5.50% Green Bonds due October 1, 2028 through October 1, 2033	68,102	72,264
	$997,227	$1,028,419

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

	As of
	December 28,	September 28,
	2024	2024

Cash and cash equivalents	$4,441	$3,219
Restricted cash included in other current assets	9,959	9,355
Restricted cash included in other assets (noncurrent)	8,026	7,940
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$22,426	$20,514

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 28,	September 28,
	2024	2024
Propane, fuel oil and refined fuels and natural gas	$57,326	$52,284
Appliances	3,240	3,146
	$60,566	$55,430

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 28, 2024
Goodwill	$1,107,655	$10,900	$7,900	$31,259	$1,157,714
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,107,655	$4,438	$7,900	$31,259	$1,151,252

Fiscal 2025 Activity
Goodwill acquired (1)	$9,635	$—	$—	$—	$9,635

Balance as of December 28, 2024
Goodwill	$1,117,290	$10,900	$7,900	$31,259	$1,167,349
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,117,290	$4,438	$7,900	$31,259	$1,160,887

Other intangible assets consist of the following:

	As of
	December 28,	September 28,
	2024	2024
Customer relationships (1)	$594,005	$577,486
Non-compete agreements (1)	45,955	41,955
Other	7,067	7,067
	647,027	626,508
Less: accumulated amortization
Customer relationships	(516,055)	(513,053)
Non-compete agreements	(36,333)	(36,000)
Other	(3,115)	(2,943)
	(555,503)	(551,996)
	$91,524	$74,512

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of December 28, 2024.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended
	December 28,	December 30,
	2024	2023
Lease expense	$11,207	$10,753

Other information:
Cash payments for operating leases	11,243	10,804
Right-of-use assets obtained in exchange for new operating lease liabilities	6,561	4,033
Weighted-average remaining lease term	5.6 years	5.5 years
Weighted-average discount rate	6.2%	5.9%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of December 28, 2024:

Fiscal Year	Operating Leases
2025 (remaining)	$33,055
2026	38,834
2027	28,215
2028	22,627
2029	16,106
2030 and thereafter	26,263
Total future minimum lease payments	$165,100
Less: interest	(27,193)
Total lease obligations	$137,907

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 259,196 and 316,563 units for the three months ended December 28, 2024 and December 30, 2023, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 28,	September 28,
	2024	2024
5.875% Senior Notes due March 1, 2027	$350,000	$350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $12,109 and $12,478	68,536	68,167
Revolving Credit Facility, due March 15, 2029	242,700	151,000
Subtotal	1,311,236	1,219,167

Less: unamortized debt issuance costs	(8,412)	(8,841)
	$1,302,824	$1,210,326

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

Green Bonds. On December 28, 2022, the Partnership assumed the loan agreement under the Indentures of Trust, issued by The Industrial Development Authority of the County of Pinal (“Green Bonds”), from Equilibrium in connection with the RNG Acquisition. The proceeds of the Green Bonds, which bear interest at 5.5%, were loaned to and used by Equilibrium to construct the RNG production facility in Stanfield, Arizona (“SuburbanRNG – Stanfield”) and are secured by all of the assets at that location. The Green Bonds have a par value of $80,645 and require semi-annual interest payments in April and October. Principal payments begin on October 1, 2028 and continue annually through October 1, 2033. The Green Bonds were initially recorded at fair value at the time of the RNG Acquisition and are being accreted to par value over the term of the bonds using the effective interest method. The Green Bonds contain various restrictive and affirmative covenants, and a financial covenant requiring SuburbanRNG – Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for three consecutive fiscal quarters. SuburbanRNG – Stanfield did not comply with this ratio for December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would constitute an event of default under the terms of the Green Bonds. SuburbanRNG – Stanfield and the Partnership obtained a waiver of this non-compliance from the holders of a majority of the outstanding Green Bonds, which cured the impact of any events of default. See Note 19, “Subsequent Events” for more information.

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $242,700 and $151,000 was outstanding as of December 28, 2024 and September 28, 2024, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of December 28, 2024, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of December 28, 2024, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 7.04%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 28, 2024, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $26,387 which expire periodically through November 21, 2025.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of December 28, 2024.

Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. The Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds. See Note 19, “Subsequent Events” for more information.

The aggregate amounts of long-term debt maturities subsequent to December 28, 2024 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $592,700; fiscal 2028: $-0-; fiscal 2029: $11,707; and thereafter: $718,938.

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

On January 23, 2025, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2025, payable on February 11, 2025 to holders of record on February 4, 2025.

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

During the three months ended December 28, 2024, the Partnership awarded 477,667 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,119. The following is a summary of activity for the Restricted Unit Plan for the three months ended December 28, 2024:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2024	1,100,278	$13.37
Awarded	477,667	14.90
Forfeited	(15,582)	(13.59)
Vested (1)	(574,782)	(13.29)
Outstanding December 28, 2024	987,581	$14.15

(1)
During fiscal 2025, the Partnership withheld 156,540 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 28, 2024, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $7,508. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three months ended December 28, 2024 and December 30, 2023 was $2,379 and $2,645, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three months ended December 28, 2024 and December 30, 2023 was $1,574 and $2,019, respectively. As of December 28, 2024 and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $6,458 and $9,019, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three months ended December 28, 2024 and December 30, 2023 was $354 and $375, respectively.

Long-Term Incentive Plan. On November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“the LTIP”). The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The LTIP document governs the terms and conditions of the outstanding awards with the level of compensation earned being based on the Partnership’s average distributable cash flow over the three-year measurement period. The level of compensation earned under the fiscal 2022 award and awards thereafter is evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three months ended December 28, 2024 and December 30, 2023 was $3,585 and $2,462, respectively. As of December 28, 2024 and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,666 and $11,120, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2025 and 2024, cash payouts totaling $4,038 and $4,405 were made relating to the fiscal 2022 and 2021 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of December 28, 2024 and September 28, 2024, the Partnership had accrued liabilities of $58,070, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,340 as of December 28, 2024 and September 28, 2024.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2033. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $43,197 as of December 28, 2024. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 28, 2024 and September 28, 2024.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 28,	December 30,
	2024	2023
Interest cost	$646	$805
Expected return on plan assets	(329)	(315)
Amortization of net loss	62	425
Net periodic benefit cost	$379	$915

	Postretirement Benefits
	Three Months Ended
	December 28,	December 30,
	2024	2023
Interest cost	$25	$36
Amortization of prior service credits	(6)	(65)
Amortization of net (gain)	(172)	(191)
Net periodic benefit cost	$(153)	$(220)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2025. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2025 is $342, of which $67 was contributed during the three months ended December 28, 2024. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of December 28, 2024 and September 28, 2024, the Partnership’s estimated obligation to these MEPPs was $19,662 and $20,026, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 28, 2024 and December 30, 2023:

	Three Months Ended
	December 28,	December 30,
	2024	2023
Pension Benefits
Balance, beginning of period	$(9,809)	$(15,190)
Reclassifications to earnings:
Amortization of net loss (1)	62	425
Other comprehensive income	62	425
Balance, end of period	$(9,747)	$(14,765)

Postretirement Benefits
Balance, beginning of period	$3,662	$4,523
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(178)	(256)
Other comprehensive loss	(178)	(256)
Balance, end of period	$3,484	$4,267

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6,147)	$(10,667)
Reclassifications to earnings	(116)	169
Other comprehensive (loss) income	(116)	169
Balance, end of period	$(6,263)	$(10,498)

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

18.
Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels, and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended
	December 28,	December 30,
	2024	2023
Revenues:
Propane	$330,283	$313,358
Fuel oil and refined fuels	17,661	23,898
Natural gas and electricity	6,053	6,493
All other	19,332	22,085
Total revenues	$373,329	$365,834

Operating income (loss):
Propane	$100,870	$87,176
Fuel oil and refined fuels	1,396	2,172
Natural gas and electricity	2,065	1,568
All other	(9,238)	(7,181)
Corporate	(36,031)	(34,987)
Total operating income	59,062	48,748

Reconciliation to net income:
Interest expense, net	19,612	18,192
Other, net	19,467	5,853
Provision for income taxes	563	249
Net income	$19,420	$24,454

Depreciation and amortization:
Propane	$12,442	$11,859
Fuel oil and refined fuels	269	444
Natural gas and electricity	—	—
All other	2,763	2,700
Corporate	1,625	1,390
Total depreciation and amortization	$17,099	$16,393

	As of
	December 28,	September 28,
	2024	2024
Assets:
Propane	$2,001,445	$1,912,465
Fuel oil and refined fuels	47,004	43,579
Natural gas and electricity	12,339	10,248
All other	255,437	250,445
Corporate	68,401	56,024
Total assets	$2,384,626	$2,272,761

19.
Subsequent Events

The Partnership and SuburbanRNG - Stanfield obtained a waiver after December 28, 2024 from a majority of the holders of the Green Bonds that cured certain events of default under the Green Bonds, and a waiver from the lenders and administrative agent under the Credit Agreement for a corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds. Following receipt of the waivers, the Partnership is not in default under the terms of the Green Bonds or the Credit Agreement. See Note 10, “Long Term Borrowings” for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three months ended December 28, 2024, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. Our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2024 and in this Quarterly Report. Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of December 2024 were 85.0 million barrels, which was 2.9% higher than December 2023 levels and 9.0% higher than the five-year average for December. Despite these higher inventory levels, average posted propane prices (basis Mont Belvieu, Texas) increased 14.9% compared to the prior year first quarter.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2025 was $19.4 million, or $0.30 per Common Unit, compared to net income of $24.5 million, or $0.38 per Common Unit, for the first quarter of fiscal 2024. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) for the first quarter of fiscal 2025 was $75.3 million, essentially flat compared to the first quarter of fiscal 2024.

Retail propane gallons sold in the first quarter of fiscal 2025 of 105.7 million gallons decreased 0.8% compared to the prior year, primarily due to lower heat-related demand from widespread unseasonably warm temperatures and lower agricultural demand for crop drying, offset to an extent by an increase in demand in the Southeast following Hurricanes Helene and Milton, and contributions from our customer base growth and retention initiatives. Average temperatures (as measured by heating degree days) across all of our service territories during the first quarter of 2025 were 7% warmer than normal and flat to the prior year first quarter. In the month of November 2024, average temperatures were 15% warmer than normal and 17% warmer than November 2023, and represented one of the top five warmest on record for November.

Average propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2025 increased 14.9% compared to the prior year first quarter. Total gross margin of $226.2 million for the fiscal 2025 first quarter increased $13.4 million, or 6.3%, compared to the prior year first quarter. Gross margin for the first quarter of fiscal 2025 included a $3.6 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $10.8 million unrealized loss in the prior year first quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin decreased $1.0 million, or 0.5%, compared to the prior year first quarter, primarily due to slightly lower propane volumes sold, partially offset by an increase in propane unit margins of $0.02 per gallon, or 1.3%.

Combined operating and general and administrative expenses of $150.0 million for the first quarter of fiscal 2025 increased $2.4 million, or 1.6%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related expenses and accruals for settling certain legal matters, offset to an extent by lower vehicle fuel costs.

During the first quarter of fiscal 2025, we recognized $3.0 million of income for contingent consideration from Equilibrium Capital Group (“Equilibrium”), which was reported within “Other, net” on the condensed consolidated statements of operations. According to the purchase agreement for the RNG production assets that we acquired from Equilibrium in December 2022, expenditures for the gas upgrade equipment project at the Columbus, Ohio facility that exceeded a certain threshold would be funded by Equilibrium, up to a total of $3.0 million, if we incurred those costs prior to December 31, 2024.

During the first quarter of fiscal 2025, we acquired a well-run propane business in strategic markets in New Mexico and Arizona for total consideration of $53.0 million, inclusive of non-compete payments. The acquisition, along with seasonal working capital and growth capital expenditures for the RNG facilities, were funded with net borrowings of $91.7 million under the Revolving Credit Facility. The Consolidated Leverage Ratio, as defined in our credit agreement, for the twelve-month period ended December 28, 2024 was 4.99x.

Adjusted EBITDA for the first quarter of fiscal 2025 excludes other-than-temporary impairment charges for our investments in Independence Hydrogen, Inc. (“IH”) and Oberon Fuels, Inc. (“Oberon”) of $9.6 million and $10.2 million, respectively, reported within “Other, net” on the condensed consolidated statements of operations, in order to write-down the carrying values of these investments to their estimated fair values.

As previously announced on January 23, 2025, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended December 28, 2024. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on February 11, 2025 to Common Unitholders of record as of February 4, 2025.

Our anticipated cash requirements for the remainder of fiscal 2025 include: (i) maintenance and growth capital expenditures of approximately $29.8 million for the propane segment; (ii) capital expenditures of approximately $28.6 million to support the construction and development efforts for our renewable energy platform; (iii) interest and income tax payments of approximately $58.0 million; and (iv) cash distributions of approximately $62.9 million to our Common Unitholders, based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended December 28, 2024 Compared to Three Months Ended December 30, 2023

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 28,	December 30,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Revenues
Propane	$330,283	$313,358	$16,925	5.4%
Fuel oil and refined fuels	17,661	23,898	(6,237)	(26.1)%
Natural gas and electricity	6,053	6,493	(440)	(6.8)%
All other	19,332	22,085	(2,753)	(12.5)%
Total revenues	$373,329	$365,834	$7,495	2.0%
Retail gallons sold
Propane	105,739	106,545	(806)	(0.8)%
Fuel oil and refined fuels	4,367	5,256	(889)	(16.9)%

The fiscal 2025 heating season got off to a slow start with widespread unseasonably warm weather during much of the first quarter, particularly during the month of November. Overall, average temperatures (as measured by heating degree days) across all of our service territories during the first quarter of fiscal 2025 were 7% warmer than normal and flat to the prior year first quarter. In the month of November 2024, average temperatures were 15% warmer than normal and 17% warmer than November 2023, and represented one of the top five warmest on record for November.

Revenues from the distribution of propane and related activities of $330.3 million increased $16.9 million, or 5.4%, compared to the prior year, due to higher average retail selling prices, partially offset by slightly lower volumes sold. Average propane selling prices increased 4.0% compared to the prior year first quarter, reflecting higher average wholesale costs, resulting in a $12.3 million increase in revenues. Retail propane gallons sold decreased 0.8 million gallons, or 0.8%, compared to the prior year, resulting in a $2.4 million decrease in revenues. The slight decrease in propane gallons sold was primarily due to lower heat-related demand from widespread unseasonably warm temperatures and lower agricultural demand for crop drying, offset to an extent by an increase in demand in the Southeast following Hurricanes Helene and Milton, and the impact of our customer base growth and retention initiatives. Included within the propane segment are revenues from risk management activities, which increased $7.0 million, primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $17.7 million were $6.2 million, or 26.1%, lower than the prior year first quarter, primarily due to lower volumes sold, and to a lesser extent, lower average retail selling prices. Fuel oil and refined fuels gallons sold decreased 0.9 million gallons, or 16.9%, resulting in a $3.9 million decrease in revenues. Average fuel oil and refined fuels selling prices decreased 9.0% compared to the prior year, reflecting lower average wholesale costs, resulting in a $2.3 million decrease in revenues.

Revenues in our natural gas and electricity segment of $6.1 million were $0.4 million, or 6.8%, lower than the prior year, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $19.3 million were $2.8 million, or 12.5%, lower than the prior year, primarily due to a decrease in injection of renewable natural gas (“RNG”), due to a planned shut-down at our facility in Stanfield, Arizona for routine maintenance activities and regulatory compliance upgrades.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 28,	December 30,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of products sold
Propane	$129,741	$127,772	$1,969	1.5%
Fuel oil and refined fuels	10,551	16,721	(6,170)	(36.9)%
Natural gas and electricity	2,556	3,518	(962)	(27.3)%
All other	4,314	5,042	(728)	(14.4)%
Total cost of products sold	$147,162	$153,053	$(5,891)	(3.8)%
As a percent of total revenues	39.4%	41.8%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 14.9% higher than the prior year first quarter, and average fuel oil prices 21.6% lower than the prior year first quarter. The net change in the fair value of derivative instruments resulted in a $3.6 million unrealized non-cash gain in the first quarter of fiscal 2025, compared to a $10.8 million unrealized non-cash loss in the prior year first quarter, resulting in a net decrease of $14.4 million in cost of products sold year-over-year, of which $14.0 million was reported within the propane segment and $0.4 million was reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $129.7 million increased $2.0 million, or 1.5%, compared to the prior year first quarter. Higher average wholesale costs contributed to a $10.1 million increase in cost of products sold, while lower volumes sold contributed to a $0.8 million decrease. Included within the propane segment are costs from other propane activities, which increased $6.7 million compared to the prior year primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically, as well as the net decrease of $14.0 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $10.6 million decreased $6.2 million, or 36.9%, compared to the prior year first quarter. Lower average wholesale costs and lower volumes sold contributed to decreases of $3.4 million and $2.8 million, respectively.

Cost of products sold in our natural gas and electricity segment of $2.6 million decreased $1.0 million, or 27.3%, compared to the prior year primarily due to lower usage and lower natural gas prices, coupled with the net decrease of $0.4 million resulting from the mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 28,	December 30,		Percent
	2024	2023	Increase	Increase
Operating expenses	$123,153	$122,070	$1,083	0.9%
As a percent of total revenues	33.0%	33.4%

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

Operating expenses of $123.2 million for the first quarter of fiscal 2025 increased $1.1 million, or 0.9%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, offset to an extent by lower fleet vehicle fuel costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 28,	December 30,		Percent
	2024	2023	Increase	Increase
General and administrative expenses	$26,853	$25,570	$1,283	5.0%
As a percent of total revenues	7.2%	7.0%

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

General and administrative expenses of $26.9 million for the first quarter of fiscal 2025 increased $1.3 million, or 5.0%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, coupled with the costs for settling a legal matter.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 28,	December 30,		Percent
	2024	2023	Increase	Increase
Depreciation and amortization	$17,099	$16,393	$706	4.3%
As a percent of total revenues	4.6%	4.5%

Depreciation and amortization expense of $17.1 million for the first quarter of fiscal 2025 increased $0.7 million, or 4.3%, compared to the prior year first quarter, primarily as a result of additional investments made in our RNG production facilities, and the impact of a propane acquisition that closed in November 2024.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 28,	December 30,		Percent
	2024	2023	Increase	Increase
Interest expense, net	$19,612	$18,192	$1,420	7.8%
As a percent of total revenues	5.3%	5.0%

Net interest expense of $19.6 million for the first quarter of fiscal 2025 increased $1.4 million from the prior year first quarter, primarily due to a higher level of average outstanding borrowings under our Revolving Credit Facility. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Three Months Ended			Percent
	December 28,	December 30,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Equity in losses of Oberon (1)	$12,198	$4,664	$7,534	161.5%
Equity in losses of IH (2)	10,043	494	9,549	1,933.0%
Contingent consideration from Equilibrium	(3,000)	—	(3,000)	—
Other (3)	226	695	(469)	(67.5)%
Other, net	$19,467	$5,853	$13,614	232.6%
As a percent of total revenues	5.2%	1.6%

(1)
Three months ended December 28, 2024 includes an other-than-temporary impairment charge of $10,213 (see Item 1, Note 4 of this Quarterly Report).
(2)
Three months ended December 28, 2024 includes an other-than-temporary impairment charge of $9,595 (see Item 1, Note 4 of this Quarterly Report).
(3)
Represents net periodic benefits costs for our pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report).

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 28,	December 30,
	2024	2023
Net income	$19,420	$24,454
Add:
Provision for income taxes	563	249
Interest expense, net	19,612	18,192
Depreciation and amortization	17,099	16,393
EBITDA	56,694	59,288
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(3,634)	10,786
Equity in losses and impairment charges for investments in unconsolidated affiliates	22,241	5,158
Adjusted EBITDA	$75,301	$75,232

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2025 was $8.8 million compared to net cash used in operating activities of $12.8 million in the corresponding prior year period. The increase was primarily due to higher operating income, a lower level of variable-based compensation paid for awards earned in the respective prior year and the timing of payments on certain other operating activities.

Investing Activities. Net cash used in investing activities of $74.5 million for the first quarter of fiscal 2025 consisted of capital expenditures of $23.8 million (including approximately $19.2 million to support the growth of operations and $4.6 million for maintenance expenditures), $46.8 million used to fund the acquisitions of propane businesses, and $4.3 million used to fund additional investments in Oberon and IH. This was partially offset by $0.4 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash provided by financing activities of $67.6 million for the first quarter of fiscal 2025 reflected $91.7 million in net borrowings under our Revolving Credit Facility, which were used to fund a portion of our seasonal working capital needs and the capital expenditures, acquisitions and investments noted above, offset to an extent by $20.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2024 and other financing activities of $3.3 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 28, 2024, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $242.7 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Credit Agreement. Total long-term borrowings as of December 28, 2024 and December 30, 2023 was $1,323.3 million and $1,267.4 million, respectively. See Item 1, Note 10 of this Quarterly Report.

The Green Bonds contain various restrictive and affirmative covenants requiring SuburbanRNG – Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for three consecutive fiscal quarters. SuburbanRNG – Stanfield did not comply with this ratio for the period ended December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would constitute an event of default under the terms of the Green Bonds. SuburbanRNG – Stanfield and the Partnership have obtained a waiver of this non-compliance from the holders of a majority of the outstanding Green Bonds which cured the impact of any events of default. Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. The Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds.

The aggregate amounts of long-term debt maturities subsequent to December 28, 2024 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $592.7 million; fiscal 2028: $-0-; fiscal 2029: $11.7 million; and thereafter: $718.9 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended December 28, 2024 and September 28, 2024 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	December 28,	September 28,
	2024	2024
Total debt	$1,323,345	$1,231,645
Less: cash and cash equivalents (1)	(4,441)	(3,219)
Total debt, less cash and cash equivalents	$1,318,904	$1,228,426

Adjusted EBITDA	$250,111	$250,043
Compensation costs recognized under Restricted Unit Plans	7,925	8,191
Other (2)	6,354	—
Adjusted EBITDA for use in calculation	$264,390	$258,234

Total Consolidated Leverage Ratio	4.99 x	4.76 x

(1)
Effective with the execution of the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.
(2)
Represents pro forma adjustments for acquisitions completed during the reporting period, as required under the Credit Agreement.

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

On January 23, 2025, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the first quarter of fiscal 2025, payable on February 11, 2025 to holders of record on February 4, 2025.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At December 28, 2024, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $13.0 million and $4.3 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 28, 2024, we had accrued insurance liabilities of $58.1 million, and a receivable of $14.3 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 28, 2024, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of December 28, 2024.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 28, 2024 indicates an increase in potential future net losses of $0.2 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 28, 2024. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 28, 2024, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 28, 2024 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, as well as the following updates to our risk factors:

We face risks related to our current and future debt obligations that may limit our ability to make distributions to Unitholders, as well as our financial flexibility

As of December 28, 2024, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% green bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $242.7 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes, the senior secured revolving credit facility or the Green Bonds. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility. The amount of distributions that our subsidiary WOF SW GGP 1, LLC (“SuburbanRNG - Stanfield”) may make to us is limited by the Green Bonds. The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

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

The Green Bonds contain various restrictive and affirmative covenants applicable to SuburbanRNG - Stanfield, including (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Green Bonds contain a financial covenant requiring SuburbanRNG - Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for any fiscal quarter. SuburbanRNG – Stanfield did not comply with this ratio for the period ended December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would constitute an event of default under the terms of the Green Bonds. SuburbanRNG – Stanfield and the Partnership obtained a waiver of this non-compliance from the holders of a majority of the outstanding Green Bonds. Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. The Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds.

While we currently anticipate that SuburbanRNG – Stanfield will regain compliance with the debt service coverage ratio prior to the end of our second fiscal quarter of 2025, the next compliance measurement date, if SuburbanRNG – Stanfield is unable to regain compliance it will be required to seek another waiver from the holders of at least a majority of the Green Bonds to avoid an event of default under the Green Bonds.

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

We have expanded our Go Green with Suburban Propane corporate pillar with our investments in renewable and low-carbon energy sources offered through our investments in Oberon and IH, our agreement to build an anaerobic digester at Adirondack Farms, our purchase of RNG production and distribution assets through SuburbanRNG – Columbus and SuburbanRNG – Stanfield and our sales of renewable propane. The success of these businesses and investments is subject to a number of factors and risks, including unpredictability and uncertainty as to the willingness of customers in their intended markets to adopt the use of these fuels, which will be dependent upon perceptions about the benefits of these fuels relative to other alternative fuels; increases, decreases or volatility in demand; on-site operational constraints such as the availability of feedstock or the reliable operation of anaerobic digesters with respect to production of renewable fuels; use and prices of crude oil, gasoline and other fuels and energy sources; the adoption or expansion of government policies, programs, funding or incentives in favor of these or alternative fuels; the ability for development stage entities such as Oberon and IH to raise capital to fund their operations and strategic growth initiatives, as well as potential changes in market valuations for these or similar assets, has resulted in impairment charges from time to time, and may result in future impairment charges. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $10,213 for Oberon and $9,595 for IH, both of which were recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying values of the investments in Oberon and IH to their estimated fair values of $0 and $21,589, respectively. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

We will compete with other companies and private equity sponsors for acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions. We are constructing a natural gas upgrade system at SuburbanRNG – Columbus that requires capital expenditures and there is no guarantee that the project will be completed on time or on budget, and our operations could be adversely affected by disruptions or delays which could have a negative impact on revenues and operations. The development of these products may also be negatively affected by production risks resulting from mechanical breakdowns, faulty technology, competitive markets, labor shortages or changes to the laws and regulations that mandate the use of renewable energy sources, and the other regulatory risks discussed above under the caption, “The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide,” included in the “Risk Factor” section of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about deemed purchases by the Partnership during the three months ended December 28, 2024 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 29, 2024 through October 26, 2024	—	$—	N/A	N/A
October 27, 2024 through November 23, 2024	156,540	17.77	N/A	N/A
November 24, 2024 through December 28, 2024	—	—	N/A	N/A
Total	156,540	$17.77	N/A	N/A

(1) This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period. Such restricted units were issued to participants pursuant to the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 28, 2024, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SUBURBAN PROPANE PARTNERS, L.P.

February 6, 2025	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

February 6, 2025	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer