Form 10-Q
period 2025-03-29
SUBURBAN PROPANE PARTNERS LP
filed 2025-05-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2025

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

At May 5, 2025, there were 64,959,363 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
Economic volatility and downturns, including as a result of trade conflict and uncertainty and the impact of tariffs;
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
•
The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and climate change, permitting, human health and safety laws and regulations, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, including the impact of recently adopted and proposed changes to New York law and changed priorities of the U.S. presidential administration, and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 29,	September 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,879	$3,219
Accounts receivable, less allowance for doubtful accounts of $6,407 and $4,707, respectively	150,500	66,444
Inventories	58,269	55,430
Other current assets	37,445	32,451
Total current assets	250,093	157,544
Property, plant and equipment, net	692,115	653,985
Operating lease right-of-use assets	130,334	140,243
Goodwill	1,157,827	1,151,252
Other intangible assets, net	90,857	74,512
Other assets	78,673	95,225
Total assets	$2,399,899	$2,272,761

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,254	$41,058
Accrued employment and benefit costs	41,167	40,371
Customer deposits and advances	64,308	126,570
Operating lease liabilities	35,731	35,616
Other current liabilities	55,201	62,507
Total current liabilities	235,661	306,122
Long-term borrowings	1,293,529	1,210,326
Accrued insurance	44,144	45,560
Operating lease liabilities	93,672	103,797
Other liabilities	61,084	59,896
Total liabilities	1,728,090	1,725,701
Commitments and contingencies
Partners’ capital:
Common Unitholders (64,939 and 64,072 units issued and outstanding at March 29, 2025 and September 28, 2024, respectively)	678,189	553,207
Accumulated other comprehensive loss	(6,380)	(6,147)
Total partners’ capital	671,809	547,060
Total liabilities and partners’ capital	$2,399,899	$2,272,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Revenues
Propane	$525,256	$437,564
Fuel oil and refined fuels	33,364	31,595
Natural gas and electricity	9,025	8,713
All other	20,018	20,215
	587,663	498,087
Costs and expenses
Cost of products sold	242,362	190,120
Operating	139,377	128,311
General and administrative	29,911	26,071
Depreciation and amortization	17,600	16,725
	429,250	361,227
Operating income	158,413	136,860
Loss on debt extinguishment	—	215
Interest expense, net	20,567	19,919
Other, net	729	5,194
Income before (benefit from) provision for income taxes	137,117	111,532
(Benefit from) provision for income taxes	(4)	32
Net income	$137,121	$111,500
Net income per Common Unit - basic	$2.11	$1.73
Weighted average number of Common Units outstanding - basic	64,876	64,363
Net income per Common Unit - diluted	$2.10	$1.72
Weighted average number of Common Units outstanding - diluted	65,262	64,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 29,	March 30,
	2025	2024
Revenues
Propane	$855,539	$750,922
Fuel oil and refined fuels	51,025	55,493
Natural gas and electricity	15,078	15,206
All other	39,350	42,300
	960,992	863,921
Costs and expenses
Cost of products sold	389,524	343,173
Operating	262,530	250,381
General and administrative	56,764	51,641
Depreciation and amortization	34,699	33,118
	743,517	678,313
Operating income	217,475	185,608
Loss on debt extinguishment	—	215
Interest expense, net	40,179	38,111
Other, net	20,196	11,047
Income before provision for income taxes	157,100	136,235
Provision for income taxes	559	281
Net income	$156,541	$135,954
Net income per Common Unit - basic	$2.42	$2.12
Weighted average number of Common Units outstanding - basic	64,711	64,239
Net income per Common Unit - diluted	$2.41	$2.10
Weighted average number of Common Units outstanding - diluted	65,034	64,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Net income	$137,121	$111,500	$156,541	$135,954
Other comprehensive (loss) income:
Amortization of net actuarial (gains) losses and prior service credits into earnings	(117)	169	(233)	338
Other comprehensive (loss) income	(117)	169	(233)	338
Total comprehensive income	$137,004	$111,669	$156,308	$136,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net income	$156,541	$135,954
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,699	33,118
Equity in losses and impairment charges for investments in unconsolidated affiliates	22,745	9,657
Compensation costs recognized under Restricted Unit Plan	4,219	4,564
Loss on debt extinguishment	—	215
Other, net	2,219	1,867
Changes in assets and liabilities:
Accounts receivable	(85,078)	(55,302)
Inventories	1,318	3,866
Other current and noncurrent assets	(2,953)	(19,776)
Accounts payable	(1,974)	12,910
Accrued employment and benefit costs	637	(9,606)
Customer deposits and advances	(62,262)	(54,648)
Contributions to defined benefit pension plan	(2,000)	(2,000)
Other current and noncurrent liabilities	(19,227)	1,555
Net cash provided by operating activities	48,884	62,374
Cash flows from investing activities:
Capital expenditures	(43,152)	(25,696)
Investments in and acquisitions of businesses	(55,309)	(6,009)
Proceeds from sale of property, plant and equipment	1,335	971
Net cash (used in) investing activities	(97,126)	(30,734)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	314,100	433,200
Repayments of borrowings under revolving credit facility	(232,500)	(410,700)
Issuance costs associated with long-term borrowings	—	(3,546)
Proceeds from the issuance of Common Units under an at-the-market public offering, net of commissions and offering costs	8,788	—
Partnership distributions	(41,784)	(41,451)
Other, net	(3,482)	(4,041)
Net cash provided by (used in) financing activities	45,122	(26,538)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,120)	5,102
Cash, cash equivalents and restricted cash at beginning of period	20,514	14,074
Cash, cash equivalents and restricted cash at end of period	$17,394	$19,176

Less: restricted cash	13,515	14,756
Cash and cash equivalents, end of period	$3,879	$4,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 29, 2025
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,490	$551,401	$(6,263)	$545,138
Net income		137,121	—	137,121
Other comprehensive (loss)		—	(117)	(117)
Partnership distributions		(20,961)	—	(20,961)
Common Units issued under Restricted Unit Plan	7	—	—	—
Proceeds from the issuance of Common Units under an at-the-market public offering, net of commissions and offering costs	442	8,788	—	8,788
Compensation costs recognized under Restricted Unit Plan		1,840	—	1,840
Balance, end of period	64,939	$678,189	$(6,380)	$671,809

	Three Months Ended March 30, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,015	$560,386	$(10,498)	$549,888
Net income		111,500	—	111,500
Other comprehensive income		—	169	169
Partnership distributions		(20,806)	—	(20,806)
Common Units issued under Restricted Unit Plan	7	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,919	—	1,919
Balance, end of period	64,022	$652,999	$(10,329)	$642,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 29, 2025
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,072	$553,207	$(6,147)	$547,060
Net income		156,541	—	156,541
Other comprehensive (loss)		—	(233)	(233)
Partnership distributions		(41,784)	—	(41,784)
Common Units issued under Restricted Unit Plan	425	(2,782)	—	(2,782)
Proceeds from the issuance of Common Units under an at-the-market public offering, net of commissions and offering costs	442	8,788	—	8,788
Compensation costs recognized under Restricted Unit Plan		4,219	—	4,219
Balance, end of period	64,939	$678,189	$(6,380)	$671,809

	Six Months Ended March 30, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,521	$557,023	$(10,667)	$546,356
Net income		135,954	—	135,954
Other comprehensive income		—	338	338
Partnership distributions		(41,451)	—	(41,451)
Common Units issued under Restricted Unit Plan	501	(3,091)	—	(3,091)
Compensation costs recognized under Restricted Unit Plan		4,564	—	4,564
Balance, end of period	64,022	$652,999	$(10,329)	$642,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 64,939,189 Common Units outstanding at March 29, 2025. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership incurs incremental direct costs, such as commissions to its sales force, to obtain certain contracts. These costs are expensed as incurred, consistent with the practical expedients issued by the FASB, since the expected amortization period is one year or less. The Partnership generally determines selling prices based on, among other things, the current weighted average cost and the current replacement cost of the product at the time of delivery, plus an applicable margin. Except for tank rental agreements, maintenance service contracts, fixed price contracts and budgetary programs, customer payments for the satisfaction of a performance obligation are due upon receipt.

Revenues from the Partnership’s renewable energy platform, as described further in Note 4, “Investments in and Acquisitions of Businesses,” consist of in-take and off-take revenues. In-take revenues are generated from tipping fees charged to third parties who deliver feedstocks, including food and beverage waste, to the Partnership’s facilities. These feedstocks, as well as manure from dairy cattle, are then anaerobically digested and converted into RNG and fertilizer. Off-take revenues are generated through the sale of RNG and the related environmental attributes, including renewable identification numbers (“RINs”) and low carbon fuel standard (“LCFS”) credits that are generated from the production and distribution of RNG, and revenues generated from the sales of fertilizers and other byproducts produced in the RNG production process. Revenues from the Partnership’s renewable energy platform are reported within the “all other” segment (refer to Note 19, “Segment Information” for more information).

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“Subtopic 220-40”) and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. This update requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. Subtopic 220-40 may be applied either prospectively or retrospectively and, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Subtopic 220-40 will first be effective for the Partnership’s 2028 annual report. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures.

3.
Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 19, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 89%, 5% and 2%, respectively, of the Partnership’s revenue from its reportable segments for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 29,	March 30,
	2025	2024
Retail
Residential	$340,280	$287,387
Commercial	149,136	126,900
Industrial	38,466	36,542
Government	30,015	25,023
Agricultural	13,428	12,305
Wholesale	16,338	9,930
Total revenues	$587,663	$498,087

	Six Months Ended
	March 29,	March 30,
	2025	2024
Retail
Residential	$537,394	$483,282
Commercial	253,878	225,353
Industrial	68,610	68,288
Government	47,464	42,096
Agricultural	23,088	25,755
Wholesale	30,558	19,147
Total revenues	$960,992	$863,921

The Partnership recognized $41,033 and $77,155 of revenue during the three and six months ended March 29, 2025, respectively, and $36,308 and $73,783 of revenue during the three and six months ended March 30, 2024, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $20,201 and $3,901 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 29, 2025 and September 28, 2024, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for the two operating facilities, along with potential contingent consideration primarily based upon the future economic performance of the acquired RNG assets. The purchase agreement also included potential contingent consideration payable by Equilibrium to Suburban Renewable Energy based on the costs to construct the gas upgrade system at the Columbus, OH facility. According to the purchase agreement, expenditures for the gas upgrade equipment project that exceeded a certain amount would be funded by Equilibrium, up to a total of $3,000, if the Partnership incurred those costs prior to December 31, 2024. During the first quarter of fiscal 2025, the Partnership recorded a $3,000 increase in the fair value of this contingent consideration, which was recognized within “Other, net” on the Partnership’s condensed consolidated statement of operations for the six months ended March 29, 2025.

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During the first half of fiscal 2025, the Partnership purchased secured convertible notes issued by IH.

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

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first half of fiscal 2025, the Partnership purchased additional secured convertible notes issued by Oberon.

As a development-stage entity, Oberon is reliant on raising capital to fund its operations and strategic growth initiatives. Due to Oberon’s financial condition, which raises substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in Oberon was fully impaired as of December 28, 2024. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $10,213, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment in Oberon to $0.

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

On November 6, 2024, the Partnership acquired the propane assets and operations of a propane retailer headquartered in New Mexico for $53,000, including $4,000 for non-compete consideration, plus working capital acquired. As of March 29, 2025, $49,735 was paid and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives for the core propane business. The preliminary purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

5.
Financial Instruments and Risk Management

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In accordance with the indenture, as amended, and loan agreement, as amended, governing the Green Bonds assumed in the RNG Acquisition (see Notes 4 and 10), the Partnership is required to maintain certain funds in various accounts that are held with a third-party trustee for debt service and other purposes. The amounts deposited in those accounts are considered Restricted Cash and are reported within other current assets (or other assets, as applicable). The balance classified as short-term included accounts for which the cash will be used within one year, and are related to interest payments as well as operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first half of fiscal 2025 or in fiscal 2024.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 29, 2025 and September 28, 2024, respectively:

	As of March 29, 2025		As of September 28, 2024
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,412	Other current assets	$4,122
	Other assets	—	Other assets	769
		$1,412		$4,891

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$749	Other current liabilities	$5,744
	Other liabilities	—	Other liabilities	—
		$749		$5,744

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 29, 2025		March 30, 2024
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,475	$193	$—	$806
Beginning balance realized during the period	(1,141)	(119)	—	(806)
Contracts purchased during the period	58	—	—	—
Change in the fair value of outstanding contracts	(304)	(74)	—	—
Ending balance of over-the-counter options	$88	$—	$—	$—

As of March 29, 2025 and September 28, 2024, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately three months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 29, 2025 and March 30, 2024 are as follows:

	Three Months Ended March 29, 2025		Three Months Ended March 30, 2024
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$744	Cost of products sold	$5,868

	Six Months Ended March 29, 2025		Six Months Ended March 30, 2024
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$4,378	Cost of products sold	$(4,918)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 29, 2025			As of September 28, 2024
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$2,260	$(848)	$1,412	$13,649	$(8,758)	$4,891
Liability Derivatives
Commodity-related derivatives	$1,597	$(848)	$749	$14,502	$(8,758)	$5,744

The Partnership had $982 and $6,439 posted cash collateral as of March 29, 2025 and September 28, 2024, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt, Green Bonds and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. The fair values of the Senior Notes are based upon quoted market prices (a Level 1 input) and the fair value of the Green Bonds is based upon a valuation model (a Level 3 input). Senior Notes, Revolving Credit Facility and Green Bonds are defined below in Note 10, “Long-Term Borrowings” and the fair values of the Senior Notes and Green Bonds are as follows:

	As of
	March 29,	September 28,
	2025	2024
5.875% Senior Notes due March 1, 2027	$348,901	$350,056
5.00% Senior Notes due June 1, 2031	591,364	606,099
5.50% Green Bonds due October 1, 2028 through October 1, 2033	69,061	72,264
	$1,009,326	$1,028,419

6.
Selected Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash. Restricted cash consists of amounts deposited in various bank accounts held by a trustee, as required for operating, maintenance and debt service purposes, all of which is stipulated in the loan agreement under the indenture to the Green Bonds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that aggregate to the total shown on the condensed consolidated statements of cash flows:

	As of
	March 29,	September 28,
	2025	2024
Cash and cash equivalents	$3,879	$3,219
Restricted cash included in other current assets	5,427	9,355
Restricted cash included in other assets (noncurrent)	8,088	7,940
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$17,394	$20,514

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 29,	September 28,
	2025	2024
Propane, fuel oil and refined fuels and natural gas	$54,686	$52,284
Appliances	3,583	3,146
	$58,269	$55,430

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 28, 2024
Goodwill	$1,107,655	$10,900	$7,900	$31,259	$1,157,714
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,107,655	$4,438	$7,900	$31,259	$1,151,252

Fiscal 2025 Activity
Goodwill acquired (1)	$6,575	$—	$—	$—	$6,575

Balance as of March 29, 2025
Goodwill	$1,114,230	$10,900	$7,900	$31,259	$1,164,289
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,114,230	$4,438	$7,900	$31,259	$1,157,827

Other intangible assets consist of the following:

	As of
	March 29,	September 28,
	2025	2024
Customer relationships (1)	$596,429	$577,486
Non-compete agreements (1)	45,955	41,955
Other	7,067	7,067
	649,451	626,508
Less: accumulated amortization
Customer relationships	(518,609)	(513,053)
Non-compete agreements	(36,698)	(36,000)
Other	(3,287)	(2,943)
	(558,594)	(551,996)
	$90,857	$74,512

(1) Reflects the impact from acquisitions (See Note 4).

8.
Leases

The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under non-cancelable leases all of which were determined to be operating leases. The Partnership determines if an agreement contains a lease at inception based on the Partnership’s right to the economic benefits of the leased assets and its right to direct the use of the leased asset. Right-of-use assets represent the Partnership’s right to use an underlying asset, and right-of-use liabilities represent the Partnership’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As most of the Partnership’s leases do not provide an implicit rate, the Partnership uses its estimated incremental borrowing rate based on the information available at the commencement date, adjusted for the lease term, to determine the present value of the lease payments. This rate is calculated based on a collateralized rate for the specific leasing activities of the Partnership.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of March 29, 2025.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Lease expense	$11,171	$10,970	$22,378	$21,723

Other information:
Cash payments for operating leases	11,301	11,031	22,544	21,835
Right-of-use assets obtained in exchange for new operating lease liabilities	755	16,871	7,316	20,904
Weighted-average remaining lease term			5.5 years	5.6 years
Weighted-average discount rate			6.2%	6.1%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of March 29, 2025:

Fiscal Year	Operating Leases
2025 (remaining)	$21,911
2026	39,084
2027	28,460
2028	22,735
2029	16,221
2030 and thereafter	26,420
Total future minimum lease payments	$154,831
Less: interest	(25,428)
Total lease obligations	$129,403

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 386,750 and 323,179 units for the three and six months ended March 29, 2025, respectively, and 454,482 and 386,734 units for the three and six months ended March 30, 2024, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 29,	September 28,
	2025	2024
5.875% Senior Notes due March 1, 2027	$350,000	$350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $11,732 and $12,478	68,913	68,167
Revolving Credit Facility, due March 15, 2029	232,600	151,000
Subtotal	1,301,513	1,219,167

Less: unamortized debt issuance costs	(7,984)	(8,841)
	$1,293,529	$1,210,326

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

Green Bonds. On December 28, 2022, the Partnership assumed the loan agreement under the Indentures of Trust, issued by The Industrial Development Authority of the County of Pinal (“Green Bonds”), from Equilibrium in connection with the RNG Acquisition. The proceeds of the Green Bonds, which bear interest at 5.5%, were loaned to and used by Equilibrium to construct the RNG production facility in Stanfield, Arizona (“SuburbanRNG–Stanfield”) and are secured by all of the assets at that location. The Green Bonds have a par value of $80,645 and require semi-annual interest payments in April and October. Principal payments begin on October 1, 2028 and continue annually through October 1, 2033. The Green Bonds were initially recorded at fair value at the time of the RNG Acquisition and are being accreted to par value over the term of the bonds using the effective interest method.

The Green Bonds contain various restrictive and affirmative covenants, and previously included a financial covenant requiring SuburbanRNG–Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for three consecutive fiscal quarters. SuburbanRNG–Stanfield did not comply with this ratio for March 29, 2025, December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would have constituted an event of default under the terms of the Green Bonds. SuburbanRNG–Stanfield and the Partnership obtained waivers for this non-compliance from the holders of a majority of the outstanding Green Bonds, which cured the impact of any events of default for all periods listed. Effective May 2, 2025, the Operating Partnership entered into a guaranty agreement with the trustee under the Indentures of Trust whereby it guarantees all payments due under the Green Bonds, and amended the indenture governing the Green Bonds to eliminate the debt service coverage ratio covenant. See Note 20, “Subsequent Events” for more information.

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $232,600 and $151,000 was outstanding as of March 29, 2025 and September 28, 2024, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of March 29, 2025, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of March 29, 2025, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 7.29%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 29, 2025, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $26,387 which expire periodically through January 28, 2026.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 29, 2025.

Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. In the first quarter of fiscal 2025, the Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds; this was not required for the second quarter of fiscal 2025.

The aggregate amounts of long-term debt maturities subsequent to March 29, 2025 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $582,600; fiscal 2028: $-0-; fiscal 2029: $11,707; and thereafter: $718,938.

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

On April 24, 2025, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2025, payable on May 13, 2025 to holders of record on May 6, 2025.

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

During the six months ended March 29, 2025, the Partnership awarded 485,737 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,240. The following is a summary of activity for the Restricted Unit Plan for the six months ended March 29, 2025:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2024	1,100,278	$13.37
Awarded	485,737	14.91
Forfeited	(15,582)	(13.59)
Vested (1)	(581,450)	(13.29)
Outstanding March 29, 2025	988,983	$14.17

(1)
During fiscal 2025, the Partnership withheld 156,540 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 29, 2025, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $5,790. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 29, 2025 was $1,840 and $4,219, respectively, and $1,919 and $4,564 for the three and six months ended March 30, 2024, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and six months ended March 29, 2025 was $3,620 and $5,194, respectively, and for three and six months ended March 30, 2024 was $2,622 and $4,641, respectively. As of March 29, 2025, and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,057 and $9,019, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and six months ended March 29, 2025 was $362 and $716, respectively, and $373 and $748 for the three and six months ended March 30, 2024, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three and six months ended March 29, 2025 was $1,003 and $4,588, respectively, and $1,207 and $3,669 for the three and six months ended March 30, 2024, respectively. As of March 29, 2025 and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,669 and $11,120, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2025 and 2024, cash payouts totaling $4,038 and $4,045 were made relating to the fiscal 2022 and 2021 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of March 29, 2025 and September 28, 2024, the Partnership had accrued liabilities of $57,754 and $58,070, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,459 and $14,340 as of March 29, 2025 and September 28, 2024, respectively.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $42,792 as of March 29, 2025. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 29, 2025 and September 28, 2024.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Interest cost	$647	$804	$1,293	$1,609
Expected return on plan assets	(330)	(314)	(659)	(629)
Amortization of net loss	61	426	123	851
Net periodic benefit cost	$378	$916	$757	$1,831

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Interest cost	$25	$36	$50	$72
Amortization of prior service credits	(7)	(65)	(13)	(130)
Amortization of net (gain)	(171)	(192)	(343)	(383)
Net periodic benefit cost	$(153)	$(221)	$(306)	$(441)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2025, of which $2,000 was contributed during the six months ended March 29, 2025. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2025 is $342, of which $146 was contributed during the six months ended March 29, 2025. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of March 29, 2025 and September 28, 2024, the Partnership’s estimated obligation to these MEPPs was $19,296 and $20,026, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 29, 2025 and March 30, 2024:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Pension Benefits
Balance, beginning of period	$(9,747)	$(14,765)	$(9,809)	$(15,190)
Reclassifications to earnings:
Amortization of net loss (1)	61	426	123	851
Other comprehensive income	61	426	123	851
Balance, end of period	$(9,686)	$(14,339)	$(9,686)	$(14,339)

Postretirement Benefits
Balance, beginning of period	$3,484	$4,267	$3,662	$4,523
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(178)	(257)	(356)	(513)
Other comprehensive loss	(178)	(257)	(356)	(513)
Balance, end of period	$3,306	$4,010	$3,306	$4,010

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6,263)	$(10,498)	$(6,147)	$(10,667)
Reclassifications to earnings	(117)	169	(233)	338
Other comprehensive (loss) income	(117)	169	(233)	338
Balance, end of period	$(6,380)	$(10,329)	$(6,380)	$(10,329)

(1)
These amounts are included in the computation of net periodic benefit cost. See Note 15, “Pension Plans and Other Postretirement Benefits.”

17.
At-the-Market Public Offering

On February 20, 2025, the Partnership entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., and Evercore Group L.L.C., each acting as a sales agent and/or principal (each, an “Agent,” and collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, the Partnership may issue and sell from time to time, through the Agents, the Partnership’s Common Units having an aggregate offering amount of up to $100,000.

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units are made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. The Partnership may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by the Partnership and the Agents. Each Agent will be entitled to a commission from the Partnership on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as the Partnership’s sales agent, with the exact amount to be agreed to by the Partnership.

During the three and six months ended March 29, 2025, the Partnership issued 442,425 Common Units under the Equity Distribution Agreement for net proceeds of $8,788, after $295 of agent commissions and offering costs.

The Partnership intends to use the net proceeds from the sales of Common Units pursuant to the Equity Distribution Agreement for general limited partnership purposes, including debt reduction and to fund strategic growth initiatives.

18.
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

19.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Revenues:
Propane	$525,256	$437,564	$855,539	$750,922
Fuel oil and refined fuels	33,364	31,595	51,025	55,493
Natural gas and electricity	9,025	8,713	15,078	15,206
All other	20,018	20,215	39,350	42,300
Total revenues	$587,663	$498,087	$960,992	$863,921

Operating income (loss):
Propane	$197,668	$169,853	$298,538	$257,029
Fuel oil and refined fuels	5,878	5,887	7,274	8,059
Natural gas and electricity	1,859	2,578	3,924	4,146
All other	(8,572)	(7,175)	(17,810)	(14,356)
Corporate	(38,420)	(34,283)	(74,451)	(69,270)
Total operating income	158,413	136,860	217,475	185,608

Reconciliation to net income:
Loss on debt extinguishment	—	215	—	215
Interest expense, net	20,567	19,919	40,179	38,111
Other, net	729	5,194	20,196	11,047
(Benefit from) provision for income taxes	(4)	32	559	281
Net income	$137,121	$111,500	$156,541	$135,954

Depreciation and amortization:
Propane	$12,149	$11,735	$24,591	$23,594
Fuel oil and refined fuels	269	302	538	746
Natural gas and electricity	—	—	—	—
All other	2,765	2,707	5,528	5,407
Corporate	2,417	1,981	4,042	3,371
Total depreciation and amortization	$17,600	$16,725	$34,699	$33,118

	As of
	March 29,	September 28,
	2025	2024
Assets:
Propane	$2,011,582	$1,912,465
Fuel oil and refined fuels	48,697	43,579
Natural gas and electricity	12,332	10,248
All other	260,733	250,445
Corporate	66,555	56,024
Total assets	$2,399,899	$2,272,761

20.
Subsequent Events

On May 2, 2025, the Operating Partnership entered into a guaranty agreement (the “Guaranty Agreement”) with UMB Bank, N.A., the trustee of the Green Bonds. Pursuant to the Guaranty Agreement, the Operating Partnership guarantees to the trustee the payment of interest and principal amounts due under the Green Bonds, and the indenture governing the Green Bonds was amended to eliminate the financial covenant requiring SuburbanRNG–Stanfield to maintain a defined debt service coverage ratio (see Note 10, “Long Term Borrowings” above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 29, 2025, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of March 2025 were 44.1 million barrels, which was 14.9% lower than March 2024 levels and 6.4% lower than the five-year average for March. The lower inventory level in comparison to March 2024 and historical averages contributed to an increase in average posted propane prices (basis Mont Belvieu, Texas) of 7.2% compared to the prior year second quarter.

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

Inflation and Other Cost Increases

We are experiencing inflationary pressures in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain have resulted in increased costs in a wide variety of areas, including labor, transportation costs, operating costs and the cost of capital expansion projects, tanks and other equipment. These and other factors, including the impact of tariffs and trade conflicts, may continue to impact our product costs, expenses, and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation and tariffs on their resources.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2025 was $137.1 million, or $2.11 per Common Unit, compared to net income of $111.5 million, or $1.73 per Common Unit, for the second quarter of fiscal 2024. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) for the second quarter of fiscal 2025 improved $28.0 million, or 19.1%, to $175.0 million, compared to the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2025 of 162.0 million gallons increased 15.5% compared to the prior year second quarter, primarily due to the impact of sustained widespread cooler temperatures on heat-related demand and contributions from our recent propane acquisitions. Average temperatures (as measured by heating degree days) across all of our service territories during the second quarter of fiscal 2025 were 5% warmer than normal and 9% cooler than the prior year second quarter. During January and February, which are the most critical months for heat-related demand during the second quarter, average temperatures were comparable to normal and 13% colder than the same period last year.

Average propane prices (basis Mont Belvieu, Texas) for the second quarter of fiscal 2025 increased 7.2% compared to the prior year second quarter. Total gross margin of $345.3 million for the second quarter of fiscal 2025 increased $37.3 million, or 12.1%, compared to the prior year second quarter. Gross margin for the second quarter of fiscal 2025 included a $0.7 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $5.9 million unrealized gain in the prior year second quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin increased $42.5 million, or 14.1%, compared to the prior year second quarter, primarily due to higher propane volumes sold.

Combined operating and general and administrative expenses of $169.3 million for the second quarter of fiscal 2025 increased $14.9 million, or 9.7%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related expenses, overtime and other variable operating costs to support the increase in customer demand, as well as higher variable compensation expense associated with the increase in earnings.

During the second quarter of fiscal 2025, we utilized cash flows from operating activities and net proceeds from the issuance of Common Units under our at-the-market (“ATM”) public offering (refer to the “At-the-Market Public Offering” section below for more details) to repay $10.1 million in borrowings under our revolving credit facility. The Consolidated Leverage Ratio, as defined in our credit agreement, for the twelve-month period ended March 29, 2025 improved to 4.54x.

As previously announced on April 24, 2025, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended March 29, 2025. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on May 13, 2025 to Common Unitholders of record as of May 6, 2025.

Our anticipated cash requirements for the remainder of fiscal 2025 include: (i) capital expenditures of approximately $20.6 million for the propane segment; (ii) capital expenditures of approximately $23.0 million to support the construction and development efforts for our renewable energy platform; (iii) interest and income tax payments of approximately $39.7 million; and (iv) cash distributions of approximately $42.9 million to our Common Unitholders, based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	March 29,	March 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenues
Propane	$525,256	$437,564	$87,692	20.0%
Fuel oil and refined fuels	33,364	31,595	1,769	5.6%
Natural gas and electricity	9,025	8,713	312	3.6%
All other	20,018	20,215	(197)	(1.0)%
Total revenues	$587,663	$498,087	$89,576	18.0%
Retail gallons sold
Propane	162,027	140,243	21,784	15.5%
Fuel oil and refined fuels	7,760	6,992	768	11.0%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories during the second quarter of fiscal 2025 were 9% cooler than the prior year second quarter, albeit 5% warmer than normal. The increase in heating degree days compared to the prior year reflected a sustained and widespread cooler weather pattern during January and February, which are the most critical months for heat-related demand of the second quarter, during which average temperatures were 13% colder than the same period last year.

Revenues from the distribution of propane and related activities of $525.3 million increased $87.7 million, or 20.0%, compared to the prior year second quarter, due to an increase in volumes sold and higher average retail selling prices. Retail propane gallons sold increased 21.8 million gallons, or 15.5%, compared to the prior year second quarter, resulting in a $67.2 million increase in revenues. Average propane selling prices increased 2.7% compared to the prior year second quarter, reflecting higher average wholesale costs, resulting in a $13.7 million increase in revenues. Included within the propane segment are revenues from risk management activities, which increased $6.8 million, primarily due to the impact of higher selling prices on commodity hedging contracts coupled with a higher notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $33.4 million were $1.8 million, or 5.6%, higher than the prior year second quarter, primarily due to an increase in volumes sold, partially offset by lower average retail selling prices. Fuel oil and refined fuels gallons sold increased 0.8 million gallons, or 11.0%, resulting in a $3.5 million increase in revenues. Average fuel oil and refined fuels selling prices decreased 5.0% compared to the prior year, reflecting lower average wholesale costs, resulting in a $1.7 million decrease in revenues.

Revenues in our natural gas and electricity segment of $9.0 million were $0.3 million, or 3.6%, higher than the prior year, primarily due to higher natural gas usage attributable to cooler temperatures, offset to an extent by the impact of a lower customer base.

Revenues in our all other segment of $20.0 million were $0.2 million, or 1.0%, lower than the prior year, primarily due to a nominal decrease in injection of renewable natural gas (“RNG”) due to extremely cold ambient air temperatures that impacted anaerobic digestion and RNG production at our facility in Stanfield, Arizona, coupled with a brief period of downtime for equipment upgrades and maintenance activities.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 29,	March 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of products sold
Propane	$213,010	$161,190	$51,820	32.1%
Fuel oil and refined fuels	20,134	20,464	(330)	(1.6)%
Natural gas and electricity	5,840	4,760	1,080	22.7%
All other	3,378	3,706	(328)	(8.9)%
Total cost of products sold	$242,362	$190,120	$52,242	27.5%
As a percent of total revenues	41.2%	38.2%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 7.2% higher than the prior year second quarter, and average fuel oil prices were 12.2% lower than the prior year second quarter. The net change in the fair value of derivative instruments resulted in a $0.8 million unrealized non-cash gain in the second quarter of fiscal 2025, compared to a $5.9 million unrealized non-cash gain in the prior year second quarter, resulting in a net increase of $5.1 million in cost of products sold year-over-year, of which $4.8 million was reported within the propane segment and $0.3 million was reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $213.0 million increased $51.8 million, or 32.1%, compared to the prior year second quarter. Higher volumes sold contributed to a $25.5 million increase, while higher average wholesale costs contributed to a $15.3 million increase in cost of products sold. Included within the propane segment are costs from other propane activities, which increased $6.2 million compared to the prior year primarily due to an increase in costs for hedging contracts used in risk management activities coupled with a higher notional amount of hedging contracts that were settled physically, as well as the net increase of $4.8 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $20.1 million decreased $0.3 million, or 1.6%, compared to the prior year second quarter. Lower average wholesale costs led to a decrease of $2.6 million, which was offset to an extent by a $2.3 million increase associated with higher volumes sold.

Cost of products sold in our natural gas and electricity segment of $5.8 million increased $1.1 million, or 22.7%, compared to the prior year primarily due to higher natural gas wholesale costs and usage, as well as the net increase of $0.3 million resulting from the mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
Operating expenses	$139,377	$128,311	$11,066	8.6%
As a percent of total revenues	23.7%	25.8%

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

Operating expenses of $139.4 million for the second quarter of fiscal 2025 increased $11.1 million, or 8.6%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs, overtime and other volume-related variable operating costs to support the increase in customer demand.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
General and administrative expenses	$29,911	$26,071	$3,840	14.7%
As a percent of total revenues	5.1%	5.2%

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

General and administrative expenses of $29.9 million for the second quarter of fiscal 2025 increased $3.8 million, or 14.7%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs, as well as higher variable compensation costs associated with the increase in earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
Depreciation and amortization	$17,600	$16,725	$875	5.2%
As a percent of total revenues	3.0%	3.4%

Depreciation and amortization expense of $17.6 million for the second quarter of fiscal 2025 increased $0.9 million, or 5.2%, compared to the prior year second quarter, primarily as a result of additional investments made in our RNG production facilities, and the impact of a propane acquisition that closed in November 2024.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
Interest expense, net	$20,567	$19,919	$648	3.3%
As a percent of total revenues	3.5%	4.0%

Net interest expense of $20.6 million for the second quarter of fiscal 2025 increased $0.6 million, or 3.3% from the prior year second quarter, primarily due to a higher level of average outstanding borrowings under our Revolving Credit Facility. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2025	2024	(Decrease)	(Decrease)
Equity in losses of IH	$504	$622	$(118)	(19.0)%
Equity in losses of Oberon	—	3,877	(3,877)	(100.0)%
Other (1)	225	695	(470)	(67.6)%
Other, net	$729	$5,194	$(4,465)	(86.0)%
As a percent of total revenues	0.1%	1.0%

(1)
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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,
	2025	2024
Net income	$137,121	$111,500
Add:
(Benefit from) provision for income taxes	(4)	32
Interest expense, net	20,567	19,919
Depreciation and amortization	17,600	16,725
EBITDA	175,284	148,176
Unrealized non-cash gains on changes in fair value of derivatives	(744)	(5,868)
Equity in losses and impairment charges for investments in unconsolidated affiliates	504	4,499
Loss on debt extinguishment	—	215
Adjusted EBITDA	$175,044	$147,022

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

Six Months Ended March 29, 2025 Compared to Six Months Ended March 30, 2024

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 29,	March 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenues
Propane	$855,539	$750,922	$104,617	13.9%
Fuel oil and refined fuels	51,025	55,493	(4,468)	(8.1)%
Natural gas and electricity	15,078	15,206	(128)	(0.8)%
All other	39,350	42,300	(2,950)	(7.0)%
Total revenues	$960,992	$863,921	$97,071	11.2%
Retail gallons sold
Propane	267,766	246,788	20,978	8.5%
Fuel oil and refined fuels	12,127	12,248	(121)	(1.0)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first half of fiscal 2025 were 8% warmer than normal and 3% cooler than the prior year. The fiscal 2025 heating season was characterized by unseasonably warm temperatures during the first quarter, followed by sustained and widespread cooler temperatures during January and February, which are the most critical months for heat-related demand during the second quarter. For this two-month period, average temperatures were 13% colder than the same period last year which contributed to an increase in heat-related customer demand and volumes sold.

Revenues from the distribution of propane and related activities of $855.5 million increased $104.6 million, or 13.9%, compared to the prior year first half, primarily due to an increase in volumes sold, coupled with higher average selling prices. Retail propane gallons sold increased 21.0 million gallons, or 8.5%, compared to the prior year, resulting in a $63.0 million increase in revenues. Average propane selling prices increased 3.5% compared to the prior year period, reflecting an increase in average wholesale costs, resulting in a $27.8 million increase in revenues. Included within the propane segment are revenues from other propane activities, which increased $13.8 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $51.0 million decreased $4.5 million, or 8.1%, compared to the prior year first half due to lower average selling prices, and to a lesser extent, lower volumes sold. Average selling prices for fuel oil and refined fuels decreased 6.3%, resulting in a $3.9 million decrease in revenues. Fuel oil and refined fuels volumes sold decreased 0.1 million gallons, or 1.0%, resulting in a $0.6 million decrease in revenues.

Revenues in our natural gas and electricity segment of $15.1 million were $0.1 million, or 0.8%, lower than the prior year, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $39.4 million were $3.0 million, or 7.0%, lower than the prior year first half, primarily due to a decrease in injection of RNG at our facility in Stanfield, Arizona, due to planned shut downs for equipment upgrade and maintenance activities, as well as the impact of extremely cold ambient air temperatures on anaerobic digestion and RNG production.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 29,	March 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of products sold
Propane	$342,751	$288,962	$53,789	18.6%
Fuel oil and refined fuels	30,685	37,185	(6,500)	(17.5)%
Natural gas and electricity	8,396	8,278	118	1.4%
All other	7,692	8,748	(1,056)	(12.1)%
Total cost of products sold	$389,524	$343,173	$46,351	13.5%
As a percent of total revenues	40.5%	39.7%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 10.6% higher than the prior year first half, while average fuel oil prices were 17.0% lower than the prior year first half. The net change in the fair value of derivative instruments resulted in a $4.4 million unrealized non-cash gain in the first six months of fiscal 2025, compared to a $4.9 million unrealized non-cash loss in the first six months of fiscal 2024, resulting in a net decrease of $9.3 million in cost of products sold year-over-year, of which $9.2 million was reported within the propane segment and $0.1 million was reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments are excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $342.8 million increased $53.8 million, or 18.6%, compared to the prior year first half. Higher average wholesale costs contributed to a $26.7 million increase in cost of products sold, while an increase in volumes sold contributed to a $23.4 million increase. Included within the propane segment are costs from other propane activities which increased $12.9 million compared to the prior year primarily due to a higher notional amount of hedging contracts used in risk management activities that were physically settled, offset to an extent by the net decrease in cost of products sold of $9.2 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $30.7 million decreased $6.5 million, or 17.5%, compared to the prior year first half. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $6.1 million and $0.4 million, respectively.

Cost of products sold in our natural gas and electricity segment of $8.4 million increased $0.1 million, or 1.4%, compared to the prior year, due to an increase in natural gas usage, substantially offset by lower average wholesale costs.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
Operating expenses	$262,530	$250,381	$12,149	4.9%
As a percent of total revenues	27.3%	29.0%

Operating expenses of $262.5 million for the first half of fiscal 2025 increased $12.1 million, or 4.9%, compared to the prior year first half, primarily due to higher payroll and benefit-related costs, higher volume-related variable operating costs and higher variable compensation costs associated with the increase in earnings.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
General and administrative expenses	$56,764	$51,641	$5,123	9.9%
As a percent of total revenues	5.9%	6.0%

General and administrative expenses of $56.8 million for the first half of fiscal 2025 increased $5.1 million, or 9.9%, compared to the prior year period, primarily due to higher variable compensation costs associated with the increase in earnings, coupled with costs for settling a legal matter.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
Depreciation and amortization	$34,699	$33,118	$1,581	4.8%
As a percent of total revenues	3.6%	3.8%

Depreciation and amortization expense of $34.7 million in the first half of fiscal 2025 increased $1.6 million, or 4.8%, primarily as a result of additional investments made in our RNG production facilities, and the impact of a propane acquisition that closed in November 2024.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2024, we recognized a non-cash charge of $0.2 million to write off a portion of unamortized debt origination costs.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2025	2024	Increase	Increase
Interest expense, net	$40,179	$38,111	$2,068	5.4%
As a percent of total revenues	4.2%	4.4%

Net interest expense of $40.2 million in the first half of fiscal 2025 increased $2.1 million compared to the prior year first half, primarily due to a higher level of average outstanding borrowings under our Revolving Credit Facility. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Six Months Ended			Percent
	March 29,	March 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Equity in losses of Oberon (1)	$12,198	$8,541	$3,657	42.8%
Equity in losses of IH (2)	10,547	1,116	9,431	845.1%
Contingent consideration from Equilibrium	(3,000)	—	(3,000)	—
Other (3)	451	1,390	(939)	(67.6)%
Other, net	$20,196	$11,047	$9,149	82.8%
As a percent of total revenues	2.1%	1.3%

(1)
Six months ended March 29, 2025 includes an other-than-temporary impairment charge of $10.2 million recorded during the first quarter (see Item 1, Note 4 of this Quarterly Report).

(2)
Six months ended March 29, 2025 includes an other-than-temporary impairment charge of $9.6 million recorded during the first quarter (see Item 1, Note 4 of this Quarterly Report).
(3)
Represents net periodic benefits costs for our pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report).

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,
	2025	2024
Net income	$156,541	$135,954
Add:
Provision for income taxes	559	281
Interest expense, net	40,179	38,111
Depreciation and amortization	34,699	33,118
EBITDA	231,978	207,464
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(4,378)	4,918
Equity in losses and impairment charges for investments in unconsolidated affiliates	22,745	9,657
Loss on debt extinguishment	—	215
Adjusted EBITDA	$250,345	$222,254

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first half of fiscal 2025 was $48.9 million compared to $62.4 million in the first half of the prior year. The change was primarily due to a larger increase in working capital compared to the prior year, which stemmed from the rise in average wholesale costs of propane, offset to an extent by higher earnings in the current period.

Investing Activities. Net cash used in investing activities of $97.1 million for the first half of fiscal 2025 consisted of capital expenditures of $43.2 million (including approximately $30.5 million to support the growth of operations and $12.7 million for maintenance expenditures), $50.0 million used to fund the acquisitions of propane businesses, and $5.3 million used to fund additional investments in Oberon and IH. This was partially offset by $1.4 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash provided by financing activities of $45.1 million for the first half of fiscal 2025 reflected $81.6 million in net borrowings under our Revolving Credit Facility, which were used to fund a portion of our seasonal working capital needs and the capital expenditures, acquisitions and investments noted above, coupled with $8.8 million in net proceeds raised from the issuance of Common Units under our ATM public offering (see below). This was offset to an extent by $41.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2024 and first quarter of fiscal 2025, as well as other financing activities of $3.5 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 29, 2025, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $232.6 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Credit Agreement. Total long-term borrowings as of March 29, 2025 and March 30, 2024 were $1,313.2 million and $1,235.1 million, respectively. See Item 1, Note 10 of this Quarterly Report.

The Green Bonds contain various restrictive and affirmative covenants, and previously required SuburbanRNG–Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for three consecutive fiscal quarters. SuburbanRNG–Stanfield did not comply with this ratio for the periods ended March 29, 2025, December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would have constituted an event of default under the terms of the Green Bonds. SuburbanRNG–Stanfield and the Partnership have obtained waivers for this non-compliance from the holders of a majority of the outstanding Green Bonds, which cured the impact of any events of default. Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. The Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds. Effective May 2, 2025, the Operating Partnership entered into a Guaranty Agreement whereby it guaranteed all payments due under the Green Bonds, and amended the indenture governing the Green Bonds to eliminate the debt service coverage ratio covenant.

The aggregate amounts of long-term debt maturities subsequent to March 29, 2025 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $582.6 million; fiscal 2028: $-0-; fiscal 2029: $11.7 million; and thereafter: $718.9 million.

Total Consolidated Leverage Ratio.

Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended March 29, 2025 and September 28, 2024 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	March 29,	September 28,
	2025	2024
Total debt	$1,313,245	$1,231,645
Less: cash and cash equivalents (1)	(3,879)	(3,219)
Total debt, less cash and cash equivalents	$1,309,366	$1,228,426

Adjusted EBITDA	$278,132	$250,043
Compensation costs recognized under Restricted Unit Plan	7,844	8,191
Other (2)	2,116	—
Adjusted EBITDA for use in calculation	$288,092	$258,234

Total Consolidated Leverage Ratio	4.54 x	4.76 x

(1)
Effective with the execution of the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.
(2)
Represents pro forma adjustments for acquisitions completed during the reporting period, as required under the Credit Agreement.

At-the-Market Public Offering

On February 20, 2025, we entered into an Equity Distribution Agreement where we may issue and sell from time to time, through the Agents, our Common Units representing limited partner interests in the Partnership having an aggregate offering amount of up to $100.0 million. These terms are defined and described in Item 1, Note 17, “At-the-Market Public Offering,” of this Quarterly Report.

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units were deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. We may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by us and the Agents. Each Agent will be entitled to a commission from us of up to 1.5% of the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as our sales agent, with the exact amount to be agreed to by us.

During the three and six months ended March 29, 2025, we issued 442,425 Common Units under the Equity Distribution Agreement for net proceeds of $8.8 million, after $0.3 million of agent commissions and offering costs. As of March 29, 2025, we may sell up to an aggregate of approximately $91 million in aggregate gross sale proceeds pursuant to the Equity Distribution Agreement.

We intend to use the net proceeds from the sales of Common Units pursuant to the Equity Distribution Agreement for general limited partnership purposes, including debt reduction and to fund strategic growth initiatives.

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

On April 24, 2025, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the second quarter of fiscal 2025, payable on May 13, 2025 to holders of record on May 6, 2025.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At March 29, 2025, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $11.3 million and $4.2 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 29, 2025, we had accrued insurance liabilities of $57.8 million, and a receivable of $14.5 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 29, 2025, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of March 29, 2025.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 29, 2025 indicates an increase in potential future net losses of $1.0 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. The above hypothetical change does not reflect the worst-case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 29, 2025. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 29, 2025, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 29, 2025 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, as well as the following updates to our risk factors:

We face risks related to our current and future debt obligations that may limit our ability to make distributions to Unitholders, as well as our financial flexibility

As of March 29, 2025, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% green bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $232.6 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes, the senior secured revolving credit facility or the Green Bonds. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility. The amount of distributions that our subsidiary WOF SW GGP 1, LLC (“SuburbanRNG–Stanfield”) may make to us is limited by the Green Bonds. The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

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

The Green Bonds contain various restrictive and affirmative covenants applicable to SuburbanRNG–Stanfield, including (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Green Bonds previously included a financial covenant requiring SuburbanRNG–Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for any fiscal quarter. SuburbanRNG–Stanfield did not comply with this ratio for the periods ended March 29, 2025, December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would have constituted an event of default under the terms of the Green Bonds. SuburbanRNG–Stanfield and the Partnership obtained waivers of this non-compliance from the holders of a majority of the outstanding Green Bonds. Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. The Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds.

On May 2, 2025, the Operating Partnership entered into a guaranty agreement (the “Guaranty Agreement”) with UMB Bank, N.A., the trustee of the Green Bonds. Pursuant to the Guaranty Agreement, the Operating Partnership guarantees to the trustee the payment of interest and principal amounts due under the Green Bonds, and the indenture governing the Green Bonds was amended to eliminate the financial covenant requiring SuburbanRNG–Stanfield to maintain a defined debt service coverage ratio (as described in Note 10, “Long Term Borrowings” above).

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

We have expanded our Go Green with Suburban Propane corporate pillar with our investments in renewable and low-carbon energy sources offered through our investments in Oberon and IH, our agreement to build an anaerobic digester at Adirondack Farms, our purchase of RNG production and distribution assets through SuburbanRNG–Columbus and SuburbanRNG–Stanfield and our sales of renewable propane. The success of these businesses and investments is subject to a number of factors and risks, including unpredictability and uncertainty as to the willingness of customers in their intended markets to adopt the use of these fuels, which will be dependent upon perceptions about the benefits of these fuels relative to other alternative fuels; increases, decreases or volatility in demand; on-site operational constraints such as the availability of feedstock or the reliable operation of anaerobic digesters with respect to production of renewable fuels; use and prices of crude oil, gasoline and other fuels and energy sources; the adoption or expansion of government policies, programs, funding or incentives in favor of these or alternative fuels; the ability for development stage entities such as Oberon and IH to raise capital to fund their operations and strategic growth initiatives, as well as potential changes in market valuations for these or similar assets, has resulted in impairment charges from time to time, and may result in future impairment charges. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $10.2 million for Oberon and $9.6 million for IH, both of which were recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying values of the investments in Oberon and IH to their estimated fair values of $0 and $21.6 million, respectively. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2024, filed on February 6, 2025.

We may also face increasing competition from other companies seeking to produce fuels from alternative sources. If we are unable to establish feedstock supplies and production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies.

The success of our existing and future investments in our renewable energy platform will depend on our ability to successfully develop, market and distribute the specific renewable energy products. In addition, the acquisition, financing, construction, development and operation of these projects involve numerous risks, including:

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

We will compete with other companies and private equity sponsors for acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions. We are constructing a natural gas upgrade system at SuburbanRNG–Columbus that requires capital expenditures and there is no guarantee that the project will be completed on time or on budget, and our operations could be adversely affected by disruptions or delays which could have a negative impact on revenues and operations. The development of these products may also be negatively affected by production risks resulting from mechanical breakdowns, faulty technology, competitive markets, labor shortages or changes to the laws and regulations that mandate the use of renewable energy sources, and the other regulatory risks relating to greenhouse gas (“GHG”) emissions and climate change, including as a result of changed priorities of the U.S. presidential administration and the potential for increased regulation on the state level.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 29, 2025, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

(a)
Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

10.1

Equity Distribution Agreement, dated as of February 20, 2025, between Suburban Propane Partners, L.P. and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, BofA Securities Inc., and Evercore Group L.L.C. (Incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K filed on February 21, 2025).

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

SUBURBAN PROPANE PARTNERS, L.P.

May 8, 2025	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

May 8, 2025	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer