Form 10-Q
period 2025-06-28
SUBURBAN PROPANE PARTNERS LP
filed 2025-08-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2025

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

At August 4, 2025, there were 65,473,322 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
Risks related to the Partnership’s renewable fuel projects and investments, including the willingness of customers to purchase fuels generated by the projects, the permitting, financing, construction, development and operation of supporting facilities, the Partnership’s ability to generate a sufficient return on its renewable fuel projects, the Partnership’s dependence on third-party partners to help manage and operate renewable fuel investment projects, and increased or changing regulation and dependence on government incentives for commercial viability of renewable fuel investment projects;
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
•
Risks related to the Partnership’s current and future debt obligations that may limit its ability to make distributions to Unitholders, as well as its financial flexibility;
•
The impact of current conditions in the global capital, credit and environmental attribute markets, and general economic pressures; and
•
Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s most recent Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports. For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, our Quarterly Reports on Form 10-Q, and our other filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 28,	September 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,340	$3,219
Accounts receivable, less allowance for doubtful accounts of $6,307 and $4,707, respectively	79,933	66,444
Inventories	60,419	55,430
Other current assets	33,512	32,451
Total current assets	175,204	157,544
Property, plant and equipment, net	689,478	653,985
Operating lease right-of-use assets	123,621	140,243
Goodwill	1,157,827	1,151,252
Other intangible assets, net	87,806	74,512
Other assets	80,666	95,225
Total assets	$2,314,602	$2,272,761

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$26,854	$41,058
Accrued employment and benefit costs	46,677	40,371
Customer deposits and advances	90,386	126,570
Operating lease liabilities	35,052	35,616
Other current liabilities	51,649	62,507
Total current liabilities	250,618	306,122
Long-term borrowings	1,225,343	1,210,326
Accrued insurance	45,192	45,560
Operating lease liabilities	87,616	103,797
Other liabilities	59,723	59,896
Total liabilities	1,668,492	1,725,701
Commitments and contingencies
Partners’ capital:
Common Unitholders (65,420 and 64,072 units issued and outstanding at June 28, 2025 and September 28, 2024, respectively)	652,157	553,207
Accumulated other comprehensive loss	(6,047)	(6,147)
Total partners’ capital	646,110	547,060
Total liabilities and partners’ capital	$2,314,602	$2,272,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 28,	June 29,
	2025	2024
Revenues
Propane	$226,890	$220,045
Fuel oil and refined fuels	9,721	10,954
Natural gas and electricity	4,838	5,322
All other	18,701	18,289
	260,150	254,610
Costs and expenses
Cost of products sold	99,559	94,400
Operating	117,528	115,882
General and administrative	18,737	19,759
Depreciation and amortization	18,735	16,379
	254,559	246,420
Operating income	5,591	8,190
Interest expense, net	18,881	18,429
Other, net	1,303	6,709
(Loss) before provision for income taxes	(14,593)	(16,948)
Provision for income taxes	242	243
Net (loss)	$(14,835)	$(17,191)
Net (loss) per Common Unit - basic	$(0.23)	$(0.27)
Weighted average number of Common Units outstanding - basic	65,381	64,394
Net (loss) per Common Unit - diluted	$(0.23)	$(0.27)
Weighted average number of Common Units outstanding - diluted	65,381	64,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Revenues
Propane	$1,082,429	$970,967
Fuel oil and refined fuels	60,746	66,447
Natural gas and electricity	19,916	20,528
All other	58,051	60,589
	1,221,142	1,118,531
Costs and expenses
Cost of products sold	489,083	437,573
Operating	380,058	366,263
General and administrative	75,501	71,400
Depreciation and amortization	53,434	49,497
	998,076	924,733
Operating income	223,066	193,798
Loss on debt extinguishment	—	215
Interest expense, net	59,060	56,540
Other, net	21,499	17,756
Income before provision for income taxes	142,507	119,287
Provision for income taxes	801	524
Net income	$141,706	$118,763
Net income per Common Unit - basic	$2.18	$1.85
Weighted average number of Common Units outstanding - basic	64,936	64,297
Net income per Common Unit - diluted	$2.17	$1.83
Weighted average number of Common Units outstanding - diluted	65,330	64,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net (loss) income	$(14,835)	$(17,191)	$141,706	$118,763
Other comprehensive (loss) income:
Amortization of net actuarial (gains) losses and prior service credits into earnings	(117)	169	(350)	507
Recognition in earnings of net actuarial loss for pension settlement	450	550	450	550
Other comprehensive income	333	719	100	1,057
Total comprehensive (loss) income	$(14,502)	$(16,472)	$141,806	$119,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net income	$141,706	$118,763
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	53,434	49,497
Equity in losses and impairment charges for investments in unconsolidated affiliates	23,372	15,121
Compensation costs recognized under Restricted Unit Plan	6,055	6,404
Pension settlement charge	450	550
Loss on debt extinguishment	—	215
Other, net	3,291	2,528
Changes in assets and liabilities:
Accounts receivable	(14,511)	(6,052)
Inventories	(832)	10,704
Other current and noncurrent assets	6,621	(12,222)
Accounts payable	(13,479)	(13,173)
Accrued employment and benefit costs	6,035	(3,421)
Customer deposits and advances	(36,184)	(30,536)
Contributions to defined benefit pension plan	(3,000)	(3,000)
Other current and noncurrent liabilities	(28,531)	(11,571)
Net cash provided by operating activities	144,427	123,807
Cash flows from investing activities:
Capital expenditures	(57,832)	(40,373)
Investments in and acquisitions of businesses	(59,389)	(22,005)
Proceeds from sale of property, plant and equipment	2,300	2,392
Net cash (used in) investing activities	(114,921)	(59,986)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	384,800	541,300
Repayments of borrowings under revolving credit facility	(372,200)	(529,300)
Issuance costs associated with long-term borrowings	—	(3,744)
Proceeds from the issuance of Common Units under an at-the-market public offering, net of commissions and offering costs	16,867	—
Partnership distributions	(62,896)	(62,266)
Other, net	(3,895)	(4,334)
Net cash (used in) financing activities	(37,324)	(58,344)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,818)	5,477
Cash, cash equivalents and restricted cash at beginning of period	20,514	14,074
Cash, cash equivalents and restricted cash at end of period	$12,696	$19,551

Less: restricted cash	11,356	14,669
Cash and cash equivalents, end of period	$1,340	$4,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 28, 2025
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,939	$678,189	$(6,380)	$671,809
Net (loss)		(14,835)	—	(14,835)
Other comprehensive income		—	333	333
Partnership distributions		(21,112)	—	(21,112)
Common Units issued under Restricted Unit Plan	20	—	—	—
Proceeds from the issuance of Common Units under an at-the-market public offering, net of commissions and offering costs	461	8,079	—	8,079
Compensation costs recognized under Restricted Unit Plan		1,836	—	1,836
Balance, end of period	65,420	$652,157	$(6,047)	$646,110

	Three Months Ended June 29, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,022	$652,999	$(10,329)	$642,670
Net (loss)		(17,191)	—	(17,191)
Other comprehensive income		—	719	719
Partnership distributions		(20,815)	—	(20,815)
Common Units issued under Restricted Unit Plan	26	—	—	—
Compensation costs recognized under Restricted Unit Plan		1,840	—	1,840
Balance, end of period	64,048	$616,833	$(9,610)	$607,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 28, 2025
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,072	$553,207	$(6,147)	$547,060
Net income		141,706	—	141,706
Other comprehensive income		—	100	100
Partnership distributions		(62,896)	—	(62,896)
Common Units issued under Restricted Unit Plan	445	(2,782)	—	(2,782)
Proceeds from the issuance of Common Units under an at-the-market public offering, net of commissions and offering costs	903	16,867	—	16,867
Compensation costs recognized under Restricted Unit Plan		6,055	—	6,055
Balance, end of period	65,420	$652,157	$(6,047)	$646,110

	Nine Months Ended June 29, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	63,521	$557,023	$(10,667)	$546,356
Net income		118,763	—	118,763
Other comprehensive income		—	1,057	1,057
Partnership distributions		(62,266)	—	(62,266)
Common Units issued under Restricted Unit Plan	527	(3,091)	—	(3,091)
Compensation costs recognized under Restricted Unit Plan		6,404	—	6,404
Balance, end of period	64,048	$616,833	$(9,610)	$607,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 65,420,050 Common Units outstanding at June 28, 2025. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“Subtopic 220-40”) and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This update requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. Subtopic 220-40 may be applied either prospectively or retrospectively and, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Subtopic 220-40 will first be effective for the Partnership’s 2028 annual report. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures.

Enactment of the One Big Beautiful Bill Act of 2025 (“OBBBA”). On July 4, 2025, the OBBBA was signed into law, which includes a broad range of tax and other regulatory provisions. The Partnership is currently assessing the effect of this legislation on its consolidated financial statements and related disclosures.

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

	Three Months Ended
	June 28,	June 29,
	2025	2024
Retail
Residential	$127,911	$125,910
Commercial	81,947	79,294
Industrial	26,730	27,629
Government	11,990	10,754
Agricultural	4,969	5,650
Wholesale	6,603	5,373
Total revenues	$260,150	$254,610

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Retail
Residential	$665,305	$609,192
Commercial	335,824	304,647
Industrial	95,340	95,917
Government	59,455	52,850
Agricultural	28,057	31,405
Wholesale	37,161	24,520
Total revenues	$1,221,142	$1,118,531

The Partnership recognized $8,929 and $86,084 of revenue during the three and nine months ended June 28, 2025, respectively, and $9,979 and $83,762 of revenue during the three and nine months ended June 29, 2024, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $12,326 and $3,901 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 28, 2025 and September 28, 2024, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for the two operating facilities, along with potential contingent consideration primarily based upon the future economic performance of the acquired RNG assets. The purchase agreement also included potential contingent consideration payable by Equilibrium to Suburban Renewable Energy based on the costs to construct the gas upgrade system at the Columbus, OH facility. According to the purchase agreement, expenditures for the gas upgrade equipment project that exceeded a certain amount would be funded by Equilibrium, up to a total of $3,000, if the Partnership incurred those costs prior to December 31, 2024. During the first quarter of fiscal 2025, the Partnership recorded a $3,000 increase in the fair value of this contingent consideration, which was recognized within “Other, net” on the Partnership’s condensed consolidated statement of operations for the nine months ended June 28, 2025.

Suburban Renewable Energy owns a 25% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During the first nine months of fiscal 2025, the Partnership purchased secured convertible notes issued by IH.

During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $9,595, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment in IH to its estimated fair value of $21,589 based on third-party investment discussions. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. During the first nine months of fiscal 2025, the Partnership purchased additional secured convertible notes issued by Oberon.

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

On November 6, 2024, the Partnership acquired the propane assets and operations of a propane retailer headquartered in New Mexico for $53,000, including $4,000 for non-compete consideration, plus working capital acquired. As of June 28, 2025, $52,235 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the non-compete agreement. This acquisition was consummated pursuant to the Partnership’s strategic growth initiatives for the core propane business. The preliminary purchase price allocation and results of operations of the acquired business was not material to the Partnership’s condensed consolidated financial position and statement of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2025 or in fiscal 2024.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 28, 2025 and September 28, 2024, respectively:

	As of June 28, 2025		As of September 28, 2024
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$3,137	Other current assets	$4,122
	Other assets	190	Other assets	769
		$3,327		$4,891

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$3,796	Other current liabilities	$5,744
	Other liabilities	—	Other liabilities	—
		$3,796		$5,744

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 28, 2025		June 29, 2024
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,475	$193	$—	$806
Beginning balance realized during the period	(1,475)	(193)	—	(806)
Contracts purchased during the period	888	409	1,781	543
Change in the fair value of outstanding contracts	—	—	—	—
Ending balance of over-the-counter options	$888	$409	$1,781	$543

As of June 28, 2025 and September 28, 2024, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and three months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 28, 2025 and June 29, 2024 are as follows:

	Three Months Ended June 28, 2025		Three Months Ended June 29, 2024
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(2,919)	Cost of products sold	$(3,161)

	Nine Months Ended June 28, 2025		Nine Months Ended June 29, 2024
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$1,459	Cost of products sold	$(8,079)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 28, 2025			As of September 28, 2024
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$7,741	$(4,414)	$3,327	$13,649	$(8,758)	$4,891
Liability Derivatives
Commodity-related derivatives	$8,210	$(4,414)	$3,796	$14,502	$(8,758)	$5,744

The Partnership had $2,417 and $6,439 posted cash collateral as of June 28, 2025 and September 28, 2024, respectively, with its brokers for outstanding commodity-related derivatives.

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

	As of
	June 28,	September 28,
	2025	2024
5.875% Senior Notes due March 1, 2027	$349,899	$350,056
5.00% Senior Notes due June 1, 2031	608,562	606,099
5.50% Green Bonds due October 1, 2028 through October 1, 2033	70,502	72,264
	$1,028,963	$1,028,419

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

	As of
	June 28,	September 28,
	2025	2024
Cash and cash equivalents	$1,340	$3,219
Restricted cash included in other current assets	3,292	9,355
Restricted cash included in other assets (noncurrent)	8,064	7,940
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$12,696	$20,514

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 28,	September 28,
	2025	2024
Propane, fuel oil and refined fuels and natural gas	$56,451	$52,284
Appliances	3,968	3,146
	$60,419	$55,430

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 28, 2024
Goodwill	$1,107,655	$10,900	$7,900	$31,259	$1,157,714
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,107,655	$4,438	$7,900	$31,259	$1,151,252

Fiscal 2025 Activity
Goodwill acquired (1)	$6,575	$—	$—	$—	$6,575

Balance as of June 28, 2025
Goodwill	$1,114,230	$10,900	$7,900	$31,259	$1,164,289
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,114,230	$4,438	$7,900	$31,259	$1,157,827

Other intangible assets consist of the following:

	As of
	June 28,	September 28,
	2025	2024
Customer relationships (1)	$596,429	$577,486
Non-compete agreements (1)	45,955	41,955
Other	7,067	7,067
	649,451	626,508
Less: accumulated amortization
Customer relationships	(521,123)	(513,053)
Non-compete agreements	(37,064)	(36,000)
Other	(3,458)	(2,943)
	(561,645)	(551,996)
	$87,806	$74,512

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced, as of June 28, 2025.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Lease expense	$11,077	$11,352	$33,455	$33,075

Other information:
Cash payments for operating leases	11,156	11,403	33,700	33,239
Right-of-use assets obtained in exchange for new operating lease liabilities	1,940	4,637	9,256	25,542
Weighted-average remaining lease term			5.5 years	5.5 years
Weighted-average discount rate			6.3%	6.2%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of June 28, 2025:

Fiscal Year	Operating Leases
2025 (remaining)	$10,968
2026	39,637
2027	28,959
2028	23,173
2029	16,644
2030 and thereafter	27,336
Total future minimum lease payments	$146,717
Less: interest	(24,049)
Total lease obligations	$122,668

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 393,766 and 449,455 units for the nine months ended June 28, 2025 and June 29, 2024, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 28, 2025 and June 29, 2024 does not include unvested Restricted Units (see Note 12, “Unit-Based Compensation Arrangements”) as their effect would be anti-dilutive.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 28,	September 28,
	2025	2024
5.875% Senior Notes due March 1, 2027	$350,000	$350,000
5.00% Senior Notes due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $11,347 and $12,478	69,298	68,167
Revolving Credit Facility, due March 15, 2029	163,600	151,000
Subtotal	1,232,898	1,219,167

Less: unamortized debt issuance costs	(7,555)	(8,841)
	$1,225,343	$1,210,326

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

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $163,600 and $151,000 was outstanding as of June 28, 2025 and September 28, 2024, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of June 28, 2025, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of June 28, 2025, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 6.97%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 28, 2025, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $26,386 which expire periodically through April 30, 2026.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 28, 2025.

Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. In the first quarter of fiscal 2025, the Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds; this was not required for the second or third quarters of fiscal 2025.

The aggregate amounts of long-term debt maturities subsequent to June 28, 2025 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $513,600; fiscal 2028: $-0-; fiscal 2029: $11,707; and thereafter: $718,938.

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

On July 24, 2025, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2025, payable on August 12, 2025 to holders of record on August 5, 2025.

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

During the nine months ended June 28, 2025, the Partnership awarded 509,951 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $7,695. The following is a summary of activity for the Restricted Unit Plan for the nine months ended June 28, 2025:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2024	1,100,278	$13.37
Awarded	509,951	15.09
Forfeited	(15,582)	(13.59)
Vested (1)	(601,624)	(13.29)
Outstanding June 28, 2025	993,023	$14.29

(1)
During fiscal 2025, the Partnership withheld 156,540 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of June 28, 2025, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $4,408. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of less than one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 28, 2025 was $1,836 and $6,055, respectively, and $1,840 and $6,404 for the three and nine months ended June 29, 2024, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and nine months ended June 28, 2025 was $654 and $5,848, respectively, and for the three and nine months ended June 29, 2024 was $1,377 and $6,018, respectively. As of June 28, 2025 and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,711 and $9,019, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and nine months ended June 28, 2025 was $333 and $1,049, respectively, and $363 and $1,111 for the three and nine months ended June 29, 2024, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense (benefit) recognized for the three and nine months ended June 28, 2025 was $(553) and $4,035, respectively, and $386 and $4,055 for the three and nine months ended June 29, 2024, respectively. As of June 28, 2025 and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,116 and $11,120, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2025 and 2024, cash payouts totaling $4,038 and $4,045 were made relating to the fiscal 2022 and 2021 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of June 28, 2025 and September 28, 2024, the Partnership had accrued liabilities of $57,962 and $58,070, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,459 and $14,340 as of June 28, 2025 and September 28, 2024, respectively.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the New York Public Service Commission (“NY PSC”) amended its Uniform Business Practices (“UBP”), that apply to AES and other energy supply companies that operate in the state. The UBP amendments require AES to provide notice to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. The Partnership anticipates that the additional notice requirements mandated by the NY PSC could have a negative effect on customer retention for energy supply companies.

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $42,641 as of June 28, 2025. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 28, 2025 and September 28, 2024.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Interest cost	$646	$805	$1,939	$2,414
Expected return on plan assets	(329)	(314)	(988)	(943)
Amortization of net loss	61	425	184	1,276
Pension settlement charge	450	550	450	550
Net periodic benefit cost	$828	$1,466	$1,585	$3,297

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Interest cost	$25	$35	$75	$107
Amortization of prior service credits	(6)	(64)	(19)	(194)
Amortization of net (gain)	(172)	(192)	(515)	(575)
Net periodic benefit cost	$(153)	$(221)	$(459)	$(662)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2025, of which $3,000 was contributed during the nine months ended June 28, 2025. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2025 is $342, of which $219 was contributed during the nine months ended June 28, 2025. During the third quarter of fiscal 2025 and 2024, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,586 and $3,218, respectively, which required the Partnership to recognize non-cash settlement charges of $450 and $550, respectively. These non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of June 28, 2025 and September 28, 2024, the Partnership’s estimated obligation to these MEPPs was $18,928 and $20,026, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Pension Benefits
Balance, beginning of period	$(9,686)	$(14,339)	$(9,809)	$(15,190)
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	450	550	450	550
Amortization of net loss (1)	61	425	184	1,276
Other comprehensive income	511	975	634	1,826
Balance, end of period	$(9,175)	$(13,364)	$(9,175)	$(13,364)

Postretirement Benefits
Balance, beginning of period	$3,306	$4,010	$3,662	$4,523
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(178)	(256)	(534)	(769)
Other comprehensive loss	(178)	(256)	(534)	(769)
Balance, end of period	$3,128	$3,754	$3,128	$3,754

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6,380)	$(10,329)	$(6,147)	$(10,667)
Reclassifications to earnings	(117)	169	(350)	507
Recognition of net actuarial loss for pension settlement	450	550	450	550
Other comprehensive (loss) income	333	719	100	1,057
Balance, end of period	$(6,047)	$(9,610)	$(6,047)	$(9,610)

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

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units were deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. The Partnership may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by the Partnership and the Agents. Each Agent will be entitled to a commission from the Partnership on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as the Partnership’s sales agent.

During the three months ended June 28, 2025, the Partnership issued 460,687 Common Units under the Equity Distribution Agreement for net proceeds of $8,079, after agent commissions and offering costs of $589. During the nine months ended June 28, 2025, the Partnership issued 903,112 Common Units under the Equity Distribution Agreement for net proceeds of $16,867, after $884 of agent commissions and offering costs. The net proceeds from the sales of Common Units were used for general limited partnership purposes, including debt reduction and to fund strategic growth initiatives.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Revenues:
Propane	$226,890	$220,045	$1,082,429	$970,967
Fuel oil and refined fuels	9,721	10,954	60,746	66,447
Natural gas and electricity	4,838	5,322	19,916	20,528
All other	18,701	18,289	58,051	60,589
Total revenues	$260,150	$254,610	$1,221,142	$1,118,531

Operating income (loss):
Propane	$44,834	$44,458	$343,372	$301,487
Fuel oil and refined fuels	(1,251)	(442)	6,023	7,617
Natural gas and electricity	758	1,771	4,682	5,917
All other	(8,893)	(7,614)	(26,703)	(21,970)
Corporate	(29,857)	(29,983)	(104,308)	(99,253)
Total operating income	5,591	8,190	223,066	193,798

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	—	215
Interest expense, net	18,881	18,429	59,060	56,540
Other, net	1,303	6,709	21,499	17,756
Provision for income taxes	242	243	801	524
Net (loss) income	$(14,835)	$(17,191)	$141,706	$118,763

Depreciation and amortization:
Propane	$14,055	$11,940	$38,646	$35,534
Fuel oil and refined fuels	269	273	807	1,019
Natural gas and electricity	—	—	—	—
All other	2,769	2,725	8,297	8,132
Corporate	1,642	1,441	5,684	4,812
Total depreciation and amortization	$18,735	$16,379	$53,434	$49,497

	As of
	June 28,	September 28,
	2025	2024
Assets:
Propane	$1,939,036	$1,912,465
Fuel oil and refined fuels	42,595	43,579
Natural gas and electricity	10,944	10,248
All other	264,958	250,445
Corporate	57,069	56,024
Total assets	$2,314,602	$2,272,761

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 28, 2025, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of June 2025 were 75.7 million barrels, which was nominally lower than June 2024 levels and 9.9% higher than the five-year average for June. The slight decline in inventory levels and continued strong global demand contributed to an increase in average posted propane prices (basis Mont Belvieu, Texas) of 4.7% compared to the prior year third quarter.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our business, we typically experience a net loss in the third quarter of our fiscal year. Net loss for the third quarter of fiscal 2025 was $14.8 million, or $0.23 per Common Unit, compared to net loss of $17.2 million, or $0.27 per Common Unit, for the third quarter of fiscal 2024. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA, as defined and reconciled below) for the third quarter of fiscal 2025 was $27.0 million, which was flat compared to the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2025 of 71.9 million gallons were in line with the prior year third quarter. Average temperatures (as measured by heating degree days) across all of our service territories during the third quarter of fiscal 2025 were 14% warmer than normal and 5% cooler than the prior year third quarter.

Average propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2025 increased 4.7% compared to the prior year third quarter. Total gross margin for the third quarter of fiscal 2025 was $160.6 million, unchanged from the prior year third quarter, as both propane volumes sold and unit margins remained steady. Gross margin for the third quarter of fiscal 2025 included a $2.9 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $3.2 million unrealized loss in the prior year third quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods.

Combined operating and general and administrative expenses of $136.3 million for the third quarter of fiscal 2025 increased $0.6 million, or 0.5%, compared to the prior year third quarter as higher payroll and benefit-related costs were largely offset by a gain from an insurance recovery. Operating expenses for the third quarters of fiscal 2025 and 2024 included pension settlement charges of $0.5 million in each period, which were excluded from Adjusted EBITDA for both periods.

During the third quarter of fiscal 2025, we utilized cash flows from operating activities and net proceeds of $8.1 million from the issuance of Common Units under our at-the-market (“ATM”) public offering (refer to the “At-the-Market Public Offering” section below for more details) to repay $69.0 million in borrowings under our revolving credit facility. The Consolidated Leverage Ratio, as defined in our credit agreement, for the twelve-month period ended June 28, 2025 improved to 4.33x.

As previously announced on July 24, 2025, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended June 28, 2025. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on August 12, 2025 to Common Unitholders of record as of August 5, 2025.

Our anticipated cash requirements for the remainder of fiscal 2025 include: (i) capital expenditures of approximately $10.7 million for the propane segment; (ii) capital expenditures of approximately $15.4 million to support the construction and development efforts for our renewable energy platform; (iii) interest and income tax payments of approximately $14.0 million; and (iv) cash distributions of approximately $21.5 million to our Common Unitholders, based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes cash on hand, availability of funds under our Revolving Credit Facility and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Three Months Ended June 28, 2025 Compared to Three Months Ended June 29, 2024

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 28,	June 29,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenues
Propane	$226,890	$220,045	$6,845	3.1%
Fuel oil and refined fuels	9,721	10,954	(1,233)	(11.3)%
Natural gas and electricity	4,838	5,322	(484)	(9.1)%
All other	18,701	18,289	412	2.3%
Total revenues	$260,150	$254,610	$5,540	2.2%
Retail gallons sold
Propane	71,913	71,737	176	0.2%
Fuel oil and refined fuels	2,522	2,645	(123)	(4.7)%

Following a winter that generally reflected sustained and widespread cooler weather patterns, average temperatures (as measured in heating degree days) across all of our service territories during the third quarter of fiscal 2025 were 14% warmer than normal and 5% cooler than the prior year third quarter. The nominally cooler temperatures compared to the prior year third quarter were brief and limited to certain parts of the northeast, resulting in only a minimal impact on heat-related demand during the third quarter.

Revenues from the distribution of propane and related activities of $226.9 million increased $6.8 million, or 3.1%, compared to the prior year third quarter, primarily due to higher average retail selling prices. Average propane selling prices increased 2.0% compared to the prior year third quarter, reflecting higher average wholesale costs, resulting in a $4.4 million increase in revenues. Retail propane gallons sold increased 0.2 million gallons, or 0.2%, compared to the prior year third quarter, resulting in a $0.5 million increase in revenues. Included within the propane segment are revenues from risk management activities, which increased $1.9 million, primarily due to a higher notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $9.7 million were $1.2 million, or 11.3%, lower than the prior year third quarter, primarily due to lower average retail selling prices and a decrease in volumes sold. Average fuel oil and refined fuels selling prices decreased 7.3% compared to the prior year, reflecting lower average wholesale costs, resulting in a $0.7 million decrease in revenues. Fuel oil and refined fuels gallons sold decreased 0.1 million gallons, or 4.7%, resulting in a $0.5 million decrease in revenues.

Revenues in our natural gas and electricity segment of $4.8 million were $0.5 million, or 9.1%, lower than the prior year, primarily due to lower electricity usage and the impact of a lower customer base.

Revenues in our all other segment of $18.7 million were $0.4 million, or 2.3%, higher than the prior year.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	June 28,	June 29,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of products sold
Propane	$87,044	$81,327	$5,717	7.0%
Fuel oil and refined fuels	5,943	7,402	(1,459)	(19.7)%
Natural gas and electricity	2,950	2,446	504	20.6%
All other	3,622	3,225	397	12.3%
Total cost of products sold	$99,559	$94,400	$5,159	5.5%
As a percent of total revenues	38.3%	37.1%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 4.7% higher than the prior year third quarter, and average fuel oil prices were 13.7% lower than the prior year third quarter. The net change in the fair value of derivative instruments resulted in a $2.9 million unrealized non-cash loss in the third quarter of fiscal 2025, compared to a $3.2 million unrealized non-cash loss in the prior year third quarter. This led to a year-over-year net decrease of $0.3 million in cost of products sold, with a

$0.5 million decrease reported in the propane segment, and a $0.2 million increase reported in the natural gas and electricity segment. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $87.0 million increased $5.7 million, or 7.0%, compared to the prior year third quarter, primarily due to higher average wholesale costs. Included within the propane segment are costs from other propane activities, which increased $1.6 million compared to the prior year primarily due to a higher notional amount of hedging contracts that were settled physically, offset to an extent by the net decrease of $0.5 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $5.9 million decreased $1.5 million, or 19.7%, compared to the prior year third quarter. Lower average wholesale costs and lower volumes sold led to decreases of $1.1 million and $0.4 million, respectively.

Cost of products sold in our natural gas and electricity segment of $3.0 million increased $0.5 million, or 20.6%, compared to the prior year primarily due to higher natural gas wholesale costs, coupled with the net increase of $0.2 million resulting from the mark-to-market adjustments on derivative instruments used in both periods discussed above, partially offset by lower usage.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
Operating expenses	$117,528	$115,882	$1,646	1.4%
As a percent of total revenues	45.2%	45.5%

All costs of operating our retail distribution and appliance sales and service operations, as well as the renewable natural gas (“RNG”) production facilities, are reported within operating expenses in the condensed consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of operating our customer service centers and RNG production facilities.

Operating expenses of $117.5 million for the third quarter of fiscal 2025 increased $1.6 million, or 1.4%, compared to the prior year third quarter, primarily due to higher payroll and benefit-related costs, offset to an extent by a gain from an insurance recovery.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 28,	June 29,		Percent
	2025	2024	Decrease	Decrease
General and administrative expenses	$18,737	$19,759	$(1,022)	(5.2)%
As a percent of total revenues	7.2%	7.8%

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

General and administrative expenses of $18.7 million for the third quarter of fiscal 2025 decreased $1.0 million, or 5.2%, compared to the prior year third quarter, primarily due to lower variable compensation costs.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
Depreciation and amortization	$18,735	$16,379	$2,356	14.4%
As a percent of total revenues	7.2%	6.4%

Depreciation and amortization expense of $18.7 million for the third quarter of fiscal 2025 increased $2.4 million, or 14.4%, compared to the prior year third quarter, primarily as a result of additional investments made in our RNG production facilities, the impact of a propane acquisition that closed in November 2024 and accelerated depreciation for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
Interest expense, net	$18,881	$18,429	$452	2.5%
As a percent of total revenues	7.3%	7.2%

Net interest expense of $18.9 million for the third quarter of fiscal 2025 increased $0.5 million, or 2.5%, from the prior year third quarter. The increase was primarily attributable to higher average outstanding borrowings under our Revolving Credit Facility, partially offset by lower benchmark interest rates on those borrowings. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Three Months Ended			Percent
	June 28,	June 29,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Equity in losses of IH	$547	$474	$73	15.4%
Equity in losses of Oberon	80	4,990	(4,910)	(98.4)%
Other (1)	676	1,245	(569)	(45.7)%
Other, net	$1,303	$6,709	$(5,406)	(80.6)%
As a percent of total revenues	0.5%	2.6%

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 28,	June 29,
	2025	2024
Net (loss)	$(14,835)	$(17,191)
Add:
Provision for income taxes	242	243
Interest expense, net	18,881	18,429
Depreciation and amortization	18,735	16,379
EBITDA	23,023	17,860
Unrealized non-cash losses on changes in fair value of derivatives	2,919	3,161
Equity in losses and impairment charges for investments in unconsolidated affiliates	627	5,464
Pension settlement charge	450	550
Adjusted EBITDA	$27,019	$27,035

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

Nine Months Ended June 28, 2025 Compared to Nine Months Ended June 29, 2024

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 28,	June 29,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenues
Propane	$1,082,429	$970,967	$111,462	11.5%
Fuel oil and refined fuels	60,746	66,447	(5,701)	(8.6)%
Natural gas and electricity	19,916	20,528	(612)	(3.0)%
All other	58,051	60,589	(2,538)	(4.2)%
Total revenues	$1,221,142	$1,118,531	$102,611	9.2%
Retail gallons sold
Propane	339,679	318,525	21,154	6.6%
Fuel oil and refined fuels	14,649	14,893	(244)	(1.6)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2025 were 9% warmer than normal and 3% cooler than the prior year. The fiscal 2025 heating season was characterized by unseasonably warm temperatures during the first quarter, followed by sustained and widespread cooler temperatures during January and February, which are the most critical months for heat-related demand during the second quarter. For that two-month period, average temperatures were 13% colder than the same period last year, which contributed to an increase in heat-related customer demand and volumes sold.

Revenues from the distribution of propane and related activities of $1,082.4 million increased $111.5 million, or 11.5%, compared to the prior year period, primarily due to an increase in volumes sold and higher average selling prices. Retail propane gallons sold increased 21.2 million gallons, or 6.6%, compared to the prior year, resulting in a $63.8 million increase in revenues. Average propane selling prices increased 3.1% compared to the prior year period, reflecting an increase in average wholesale costs, resulting in a $32.0 million increase in revenues. Included within the propane segment are revenues from other propane activities, which increased $15.7 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically, and to a lesser extent, the impact of higher selling prices on commodity hedging contracts.

Revenues from the distribution of fuel oil and refined fuels of $60.7 million decreased $5.7 million, or 8.6%, compared to the prior year due to lower average selling prices, and to a lesser extent, lower volumes sold. Average selling prices for fuel oil and refined fuels decreased 6.4%, reflecting a decrease in average wholesale costs, resulting in a $4.6 million decrease in revenues. Fuel oil and refined fuels volumes sold decreased 0.2 million gallons, or 1.6%, resulting in a $1.1 million decrease in revenues.

Revenues in our natural gas and electricity segment of $19.9 million were $0.6 million, or 3.0%, lower than the prior year, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $58.1 million were $2.5 million, or 4.2%, lower than the prior year, primarily due to a decrease in injection of RNG at our facility in Stanfield, Arizona, due to planned shut downs earlier in the fiscal year for equipment upgrades and maintenance activities, as well as the impact of extremely cold ambient air temperatures during the winter which adversely impacted anaerobic digestion and RNG production.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 28,	June 29,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of products sold
Propane	$429,795	$370,289	$59,506	16.1%
Fuel oil and refined fuels	36,628	44,587	(7,959)	(17.9)%
Natural gas and electricity	11,346	10,724	622	5.8%
All other	11,314	11,973	(659)	(5.5)%
Total cost of products sold	$489,083	$437,573	$51,510	11.8%
As a percent of total revenues	40.1%	39.1%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 8.6% higher than the prior year period, while average fuel oil prices were 16.0% lower. The net change in the fair value of derivative instruments resulted in a $1.4 million unrealized non-cash gain in the first nine months of fiscal 2025, compared to an unrealized non cash loss of $8.1 million for the same period in fiscal 2024. This year-over-year change contributed to a $9.5 million decrease in cost of products sold, with a $9.6 million decrease reported within the propane segment, and a $0.1 million increase reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $429.8 million increased $59.5 million, or 16.1%, compared to the prior year. Higher average wholesale costs contributed to a $31.1 million increase in cost of products sold, while an increase in volumes sold contributed to a $23.5 million increase. Included within the propane segment are costs from other propane activities, which increased $14.5 million compared to the prior year primarily due to a higher notional amount of hedging contracts used in risk management activities that were physically settled, offset to an extent by the net decrease in cost of products sold of $9.6 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $36.6 million decreased $8.0 million, or 17.9%, compared to the prior year. Lower average wholesale costs and lower volumes sold contributed to decreases in cost of products sold of $7.2 million and $0.8 million, respectively.

Cost of products sold in our natural gas and electricity segment of $11.3 million increased $0.6 million, or 5.8%, compared to the prior year, due to an increase in natural gas usage, substantially offset by lower average wholesale costs.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
Operating expenses	$380,058	$366,263	$13,795	3.8%
As a percent of total revenues	31.1%	32.7%

Operating expenses of $380.1 million for the first nine months of fiscal 2025 increased $13.8 million, or 3.8%, compared to the corresponding prior year period, primarily due to higher payroll and benefit-related costs, higher volume-related variable operating costs and higher variable compensation costs associated with the increase in earnings.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
General and administrative expenses	$75,501	$71,400	$4,101	5.7%
As a percent of total revenues	6.2%	6.4%

General and administrative expenses of $75.5 million for the first nine months of fiscal 2025 increased $4.1 million, or 5.7%, compared to the prior year period, primarily due to higher variable compensation costs associated with the increase in earnings, coupled with costs for settling a legal matter.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
Depreciation and amortization	$53,434	$49,497	$3,937	8.0%
As a percent of total revenues	4.4%	4.4%

Depreciation and amortization expense of $53.4 million for the first nine months of fiscal 2025 increased $3.9 million, or 8.0%, primarily as a result of additional investments made in our RNG production facilities, the impact of a propane acquisition that closed in November 2024 and accelerated depreciation for assets taken out of service.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility during the second quarter of fiscal 2024, we recognized a non-cash charge of $0.2 million to write off a portion of unamortized debt origination costs.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 28,	June 29,		Percent
	2025	2024	Increase	Increase
Interest expense, net	$59,060	$56,540	$2,520	4.5%
As a percent of total revenues	4.8%	5.1%

Net interest expense of $59.1 million for the first nine months of fiscal 2025 increased $2.5 million compared to the prior year period, primarily due to a higher level of average outstanding borrowings under our Revolving Credit Facility, partially offset by lower benchmark interest rates on those borrowings. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Nine Months Ended			Percent
	June 28,	June 29,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Equity in losses of Oberon (1)	$12,278	$13,531	$(1,253)	(9.3)%
Equity in losses of IH (2)	11,094	1,590	9,504	597.7%
Contingent consideration from Equilibrium	(3,000)	—	(3,000)	—
Other (3)	1,127	2,635	(1,508)	(57.2)%
Other, net	$21,499	$17,756	$3,743	21.1%
As a percent of total revenues	1.8%	1.6%

(1)
Nine months ended June 28, 2025 included an other-than-temporary impairment charge of $10.2 million recorded during the first quarter (see Item 1, Note 4 of this Quarterly Report).

(2)
Nine months ended June 28, 2025 included an other-than-temporary impairment charge of $9.6 million recorded during the first quarter (see Item 1, Note 4 of this Quarterly Report).
(3)
Represents net periodic benefits costs for our pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report).

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 28,	June 29,
	2025	2024
Net income	$141,706	$118,763
Add:
Provision for income taxes	801	524
Interest expense, net	59,060	56,540
Depreciation and amortization	53,434	49,497
EBITDA	255,001	225,324
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(1,459)	8,079
Equity in losses and impairment charges for investments in unconsolidated affiliates	23,372	15,121
Pension settlement charge	450	550
Loss on debt extinguishment	—	215
Adjusted EBITDA	$277,364	$249,289

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2025 was $144.4 million compared to $123.8 million in the corresponding prior year period. The change was primarily due to higher earnings in the current period, partially offset by a larger increase in working capital compared to the prior year, which stemmed from the rise in average wholesale costs of propane.

Investing Activities. Net cash used in investing activities of $114.9 million for the first nine months of fiscal 2025 consisted of capital expenditures of $57.8 million (including approximately $40.3 million to support the growth of operations and $17.5 million for maintenance expenditures), $52.6 million used to fund the acquisitions of propane businesses, and $6.8 million used to fund additional investments in our unconsolidated affiliates. This was partially offset by $2.3 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

Net cash used in investing activities of $60.0 million for the first nine months of fiscal 2024 consisted of capital expenditures of $40.4 million (including approximately $24.4 million to support the growth of operations and $16.0 million for maintenance expenditures), $12.2 million used to fund the acquisitions of certain assets of two retail propane businesses, and $9.8 million used to fund additional investments in our unconsolidated affiliates. This was partially offset by $2.4 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities of $37.3 million for the first nine months of fiscal 2025 reflected $62.9 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2024 and the first and second quarters of fiscal 2025, as well as other financing activities of $3.9 million. This was offset to an extent by $12.6 million in net borrowings under our Revolving Credit Facility, which were used to fund a portion of our seasonal working capital needs and the capital expenditures, acquisitions and investments noted above, coupled with $16.9 million in net proceeds raised from the issuance of Common Units under our ATM public offering (see below).

Net cash used in financing activities of $58.3 million for the first nine months of fiscal 2024 reflected $62.3 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2023 and first and second quarters of fiscal 2024, $3.7 million in debt origination costs related to the refinancing of our Credit Agreement in March 2024, and other financing activities of $4.3 million, offset to an extent by $12.0 million in net borrowings under our Revolving Credit Facility.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 28, 2025, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $163.6 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Credit Agreement. Total long-term borrowings as of June 28, 2025 and June 29, 2024 were $1,244.2 million and $1,224.6 million, respectively. See Item 1, Note 10 of this Quarterly Report.

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

The aggregate amounts of long-term debt maturities subsequent to June 28, 2025 are as follows: fiscal 2025: $-0-; fiscal 2026: $-0-; fiscal 2027: $513.6 million; fiscal 2028: $-0-; fiscal 2029: $11.7 million; and thereafter: $718.9 million.

Total Consolidated Leverage Ratio

Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended June 28, 2025 and September 28, 2024 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	June 28,	September 28,
	2025	2024
Total debt	$1,244,245	$1,231,645
Less: cash and cash equivalents (1)	(1,340)	(3,219)
Total debt, less cash and cash equivalents	$1,242,905	$1,228,426

Adjusted EBITDA	$278,117	$250,043
Compensation costs recognized under Restricted Unit Plan	7,841	8,191
Other (2)	1,265	—
Adjusted EBITDA for use in calculation	$287,223	$258,234

Total Consolidated Leverage Ratio	4.33 x	4.76 x

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

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units were deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. We may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by us and the Agents. Each Agent will be entitled to a commission from us on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as our sales agent.

During the nine months ended June 28, 2025, we issued 903,112 Common Units under the Equity Distribution Agreement for net proceeds of $16.9 million, after agent commissions and offering costs of $0.9 million. The net proceeds from the sales of Common Units were used for general limited partnership purposes, including debt reduction and to fund strategic growth initiatives.

As of June 28, 2025, we may sell up to an aggregate of approximately $82.2 million in gross sale proceeds pursuant to the Equity Distribution Agreement.

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

On July 24, 2025, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the third quarter of fiscal 2025, payable on August 12, 2025 to holders of record on August 5, 2025.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At June 28, 2025, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $10.6 million and $4.2 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 28, 2025, we had accrued insurance liabilities of $58.0 million, and a receivable of $14.5 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 28, 2025, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of June 28, 2025.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 28, 2025 indicates an increase in potential future net losses of $0.2 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. The above hypothetical change does not reflect the worst-case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 28, 2025. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 28, 2025, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 28, 2025 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, as well as the following updates to our risk factors:

We face risks related to our current and future debt obligations that may limit our ability to make distributions to Unitholders, as well as our financial flexibility

As of June 28, 2025, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% green bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $163.6 million outstanding under our $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes, the Revolving Credit Facility or the Green Bonds. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our Revolving Credit Facility. The amount of distributions that our subsidiary WOF SW GGP 1, LLC (“SuburbanRNG–Stanfield”) may make to us is limited by the Green Bonds. The Revolving Credit Facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants:

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

Our renewable fuel projects and investments are subject to a number of risks, including the willingness of customers to purchase fuels generated by the projects, the permitting, financing, construction, development and operation of supporting facilities, our ability to generate a sufficient return on our renewable fuel projects, our dependence on third-party partners to help manage and operate renewable fuel investment projects, and increased or changing regulation and dependence on government incentives for commercial viability of renewable fuel investment projects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 28, 2025, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

32.2	Certification of the Chief Financial Officer and Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 7, 2025	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

August 7, 2025	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer