Form 10-K
period 2025-09-27
SUBURBAN PROPANE PARTNERS LP
filed 2025-11-26
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 27, 2025

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

The aggregate market value as of March 28, 2025 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($21.26 per unit), was approximately $1,380,607,000. As of November 24, 2025, there were 66,157,310 Common Units of Suburban Propane Partners, L.P. outstanding.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 147

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
•
The impact of climate change and potential climate change legislation on the Partnership and demand for propane, renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity;
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
•
The impact on the price and supply of propane, renewable propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, including hostilities in the Middle East, Russian military action in Ukraine, global terrorism and other general economic conditions, including the economic instability resulting from natural disasters;
•
Economic volatility and downturns, including as a result of tariffs and trade conflict and uncertainty;
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
•
The impact of customer conservation, energy efficiency, general economic conditions and technology advances on the demand for propane, renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity;
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
•
The generation and monetization of environmental attributes produced by the Partnership’s renewable fuel projects, changes to legislation or regulations concerning the generation and monetization of environmental attributes and pricing volatility in the open markets where environmental attributes are traded;
•
The impact of changes in applicable laws and government regulations, or their interpretations, including those relating to the environment and climate change, permitting, human health and safety, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, including the impact of recently adopted and proposed changes to New York law and changed priorities of the U.S. presidential administration, and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
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

PART I

ITEM 1. BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and production of and investing in low-carbon fuel alternatives. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2025, that we are the third-largest retail marketer of propane in the United States, measured by retail gallons sold in calendar year 2024. As of September 27, 2025, we were serving the energy needs of approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 750 locations in 42 states with operations principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. We sold approximately 400.5 million gallons of propane and 16.5 million gallons of fuel oil and refined fuels to retail customers during the year ended September 27, 2025. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The RNG platform includes the following: (1) a large-scale RNG production facility in Stanfield, Arizona that is currently operating and includes seven anaerobic digesters, manure rights from approximately 55,000 dairy cattle and an interconnect with an interstate pipeline and (2) an operating facility in Columbus, Ohio that is currently receiving tipping fees from several large food and beverage providers for processing food waste into fertilizer and biogas, and has an active development project to upgrade the biogas into RNG for sale. Also in fiscal 2022, Suburban Renewable Energy entered into an agreement with Adirondack Farms, a family dairy farm located in Clinton County, New York (“Adirondack Farms”) to construct, own and operate a new biodigester system for the production of RNG. Construction of the assets at Adirondack Farms began during fiscal 2023 and, along with the development projects at our Columbus facility, is expected to come online in the first half of fiscal 2026.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 27, 2025, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
•
SuburbanCares: our devotion to the safety, well-being and career development of our people, our commitment to hiring and developing military veterans, and our philanthropic activities to be a critical positive contributor in the local communities we serve and in our national partnership with the American Red Cross; and
•
Suburban Commitment to Excellence: our value proposition for our customers, employees and the communities we serve and, in particular, the reliability, dependability and flexibility in our commitment to excellence in safety and customer service.

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

Strategic Investments in the Continued Build Out of Our Renewable Energy Platform. The economy-wide energy transition to a low-carbon world offers an opportunity for us to realize top-line organic growth through advancing the significant air quality and climate benefits of traditional propane, and through continued investments in the next generation of even cleaner and lower CI renewable energy products. This dual approach has driven our engagement in particularly hard to abate segments, including heavy duty transportation and rural heating and cooking. Through our strategic investments and collaborations with key participants in the renewable energy sector, we have begun to develop an interconnected portfolio of renewable energy assets that are focused on the distribution of renewable liquid fuels, such as renewable propane and rDME, as well as clean hydrogen and RNG. These investments and partnerships allow us to leverage our core competencies in safety, logistics expertise and customer service to support the country’s clean energy transition, and helps position the company for long-term growth and sustainability. As a company with an over 95-year legacy of being a trusted and reliable provider of energy and exceptional customer service to local communities, our goal is to lead the propane industry in the transition to a renewable energy future that provides value to our customers, Unitholders, employees, and the communities we serve in a way that ensures that we can thrive in a carbon constrained world for many more years to come.

Fostering the Growth of Our Core Propane Business. We set clear objectives to focus our employees on seeking new customers and retaining existing customers by providing highly responsive customer service. We believe that customer satisfaction is a critical factor in the growth and success of our operations. “Our Business is Customer Satisfaction” is one of our core operating philosophies. We measure and reward our customer service centers based on a combination of profitability of the individual customer service center and net customer growth. We have made investments in training our people both on techniques to provide exceptional customer service to our existing customer base, as well as advanced sales training focused on growing our customer base. We supplement our organic customer base growth and retention initiatives with selective acquisitions of high-quality propane businesses in strategic markets, as well as identifying and fostering new market expansion efforts to establish or extend our presence and expand market share. Our acquisition strategy is to focus on businesses with a relatively steady or predictable cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations. We are patient, disciplined and deliberate in evaluating both traditional and renewable energy acquisition opportunities.

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix. We focus internally on improving the efficiency of our existing operations, customer support, managing our cost structure, improving our customer mix, and hardening our cybersecurity defenses. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed. We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making. Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, customer onboarding and support, inventory and fixed assets control, cash management and customer tracking. We will continue to pursue operational efficiencies while staying focused on providing exceptional service to our customer base. Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management. In fiscal 2025, we embarked on a multi-year technology modernization initiative intended to simplify the way we operate, consolidate our systems platform and improve the tools we use to serve our customers and employees.

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

Product Distribution and Marketing

We distribute propane and renewable propane through a nationwide retail distribution network consisting of approximately 750 locations in 42 states as of September 27, 2025. Our operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States, and Alaska. As of September 27, 2025, we serviced approximately 950,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Approximately 60% of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through proprietary technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service heating and cooking appliances to customers who purchase propane from us and, at some locations, sell propane fuel systems for motor vehicles.

We sell propane primarily to seven customer markets: residential, commercial, industrial (including engine fuel), government, agricultural, other retail users and wholesale. Approximately 93% of our propane gallons sold in fiscal 2025 were to retail customers: 43% of those propane gallons to residential customers, 39% to commercial customers, 8% to industrial customers, 6% to government customers and 4% to agricultural customers. The balance of approximately 7% of our propane gallons sold in fiscal 2025 were for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2025.

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

Supply

Our propane supply is purchased from approximately 45 wholesalers at approximately 140 supply points located throughout the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner‑operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2026. During fiscal 2025, Energy Transfer LP (“ET”) and Targa Liquids Marketing and Trade LLC (“Targa”) provided approximately 30% and 12% of our total propane purchases, respectively. No other single supplier accounted for 10% or more of our propane purchases in fiscal 2025. The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from ET or Targa were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 85% of our total propane purchases were from domestic suppliers and 100% came from North America in fiscal 2025.

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

Competition

According to the U.S. Census Bureau’s 2023 American Community Survey, propane ranks as the third most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous three decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in the 2023 Annual Retail Propane Sales Report, as published by the Propane Education & Research Council in October 2024, and LP/Gas Magazine dated February 2024, the ten largest retailers, including us, account for approximately 35% of total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors at any point in time.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 25,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2025 amounted to 16.5 million gallons. Approximately 66% of the fuel oil and refined fuels gallons sold by us in fiscal 2025 were to residential customers, principally for home heating, 7% were to commercial customers, and 8% to other users. Sales of diesel and gasoline accounted for the remaining 19% of total volumes sold in this segment during fiscal 2025. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

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

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil and refined fuels revenues during fiscal 2025.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities that we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery, plus or minus a differential for transportation and volume discounts. We purchase fuel oil from 20 suppliers at approximately 40 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2026.

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

We serve approximately 25,000 natural gas and electricity customers in New York and Pennsylvania. AES’s customer base has been adversely impacted by several state regulations that make certain customers ineligible to shop in the deregulated energy market by requiring those customers to be returned to default utility service, as well as other restrictions on how prospective customers can be contacted. Specifically, an Order from the New York Public Service Commission (“NY PSC”) regarding low-income consumers that went into effect in 2018 requires that all energy service companies (“ESCOs”) stop serving certain low-income consumers. Similar orders also went into effect in Pennsylvania in 2019. In December 2019, the NY PSC issued an Order that imposed product, pricing and other requirements on ESCOs (“Second Reset Order”). AES was specifically and solely exempted from complying with the criteria concerning product offerings during the pendency of further rulemaking proceedings. In September 2020, the NY PSC issued another Order reaffirming the Second Reset Order, including the exemption that allows AES to maintain its existing business model in New York while rulemaking proceedings continue. The NY PSC is conducting further proceedings regarding the rules for bundled commodity and home warranty products like the products offered by AES. While AES is exempt from the restrictive pricing measures of the order, it is still subject to rules that restrict marketing to prospective customers. Separately, the State of New York issued a State of Emergency Order in March of 2020 due to the COVID-19 pandemic. Under New York law, telemarketers are prevented from making cold sales calls during states of emergency. As a result, AES halted cold call telemarketing activities in New York in March 2020. While the New York State of Emergency Order for COVID-19 ended in June 2021, other states of emergency were issued in New York and remain in effect. AES has adjusted its marketing programs accordingly.

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the NY PSC has amended its Uniform Business Practices (“UBP”), that apply to AES and other energy supply companies that operate in the state. The UBP amendments require AES to provide notice to its customers that include a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. The business model for AES provides for a bundled product offering in which a customer is charged one price for the commodity, plus the inclusion of a home warranty offering called EnergyGuard. This value-added warranty plan is a differentiator when comparing AES pricing with that of the local utility. The Partnership is working to enhance its communication of its value-added component in order to reduce the potential negative effect that the additional notice requirements mandated by the NY PSC could have on customer retention for energy supply companies.

During fiscal 2025, we sold approximately 1.1 million dekatherms of natural gas and 121.5 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing, direct mail initiatives, and digital marketing campaigns. Most local utility companies that AES is actively marketing have established billing service arrangements whereby customers receive a single bill from the local utility company, which includes distribution charges from the local utility company, as well as supply charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no receivables risk to AES.

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

All of the trademarks and tradenames used by Suburban Propane, Suburban Renewable Energy and Agway Energy Services are either registered (or have applications pending and recently allowed for registration) with the U.S. Patent and Trademark Office. We consider our trademarks, patents, tradenames and other proprietary rights to be valuable assets and believe that they have significant value in the marketing of our products and services. Protecting these intellectual property rights is essential to maintaining our brand equity and supporting our continued growth across the energy landscape.

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

We own real property at locations where hazardous materials, pollutants and contaminants may be or may have been present as a result of prior activities. We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under applicable laws and at sites with above ground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies. As of September 27, 2025, we had accrued environmental liabilities of $1.1 million representing our estimated future liability for remediation and monitoring costs of all of our properties.

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

Certain rules and procedures imposed by the National Fire Protection Association, as well as comparable state laws and regulations, govern the safe handling of propane, distillates (fuel oil, kerosene and diesel fuel) and gasoline and establish industry standards for propane, fuel oil, kerosene, diesel fuel and gasoline storage, distribution and equipment installation and operation in all of the states in which we operate or sell those products. In some states, these laws and regulations are administered by state agencies, and in others they are administered on a municipal level.

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

Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. Compliance with these standards is monitored through required workplace injury and illness recordkeeping, and reporting. We believe that our operations comply, in all material respects, with applicable worker health and safety standards. We are also subject to laws and regulations governing the security of hazardous materials, including propane, under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (“DHS”). The DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure, however, Congress allowed the statutory authority for CFATS to expire in July 2023. Although we have a number of facilities registered with the “Cybersecurity and Infrastructure Security Agency” or “CISA,” the agency that managed the CFATS program, compliance with CFATS is not currently enforceable.

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

In 2009, the U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the Clean Air Act, determining that emissions of carbon dioxide, methane and four other greenhouse gases (“GHGs”) threaten the public health and welfare of current and future generations. Based on these findings, the EPA implemented regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated entities. In 2009, the EPA also adopted the Greenhouse Gas Reporting Rule that requires reporting of greenhouse gas data and other relevant information from large GHG emission sources, fuel and industrial gas suppliers, and CO2 injection sites in the United States. While the Partnership is not a regulated entity and propane is not a greenhouse gas, these regulations impact both our core business, as well as the retail sale of electricity and natural gas by AES.

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

Under the current presidential and EPA administration, however, changes to the EPA’s previous prioritization of climate change mitigation are anticipated. On July 29, 2025, the EPA proposed to rescind the 2009 Endangerment Finding which, if finalized, would eliminate the legal basis for federal regulation of GHGs under the Clean Air Act. We cannot predict the impact of future changes to the EPA’s position on climate change mitigation or the impact of future GHG legislation or regulations on our business, financial conditions or operations in the future.

Regardless of what happens at the federal level, numerous states and municipalities have begun to adopt laws and policies to regulate, reduce and require disclosure of GHG emissions. These regulatory actions could require us to incur increased expenses or lost revenue. We cannot predict when, or in what form, additional climate change laws and regulations will be enacted, and what effect such laws and regulations may have on our business, financial condition or operations in the future. These current and prospective local, state, and federal laws and regulations have sparked a shift in our industry toward the next generation of clean energy. We are an industry leader in this regard by making strategic investments so we can be positioned to have an adequate clean energy supply as these laws and regulations become operative or require deeper emission reductions. For example, we acquired anaerobic digester facilities in Columbus, Ohio and Stanfield, Arizona through the RNG Acquisition that produce RNG and we entered into an agreement to produce RNG at

Adirondack Farms. We have also executed agreements to purchase and distribute renewable propane, which offers a low CI alternative to traditional propane, gasoline or diesel. We are committed to increasing the availability of renewable liquid fuels, such as renewable propane and rDME, as well as hydrogen and RNG in the coming years.

The RNG we produce, along with renewable propane, are products that present an opportunity to generate environmental attributes. The monetization of these environmental attributes occurs under several state and federal programs. At the federal level those programs include: the renewable fuel standard program (“RFS”), which was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007, and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) that was signed into law in 2022. The RFS mandates the use of renewable fuel in the transportation fuel sector, while the Inflation Reduction Act includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low CI energy. At the state level, transportation fuel programs include: the California Low Carbon Fuel Standard (“CA LCFS”), the Oregon Clean Fuels Program (“OR CFP”), and the Washington Clean Fuel Standard (“WA CFS”). These states also have GHG reduction programs: the California Cap-and-Trade Program; the Oregon Climate Protection Program; and the Washington Cap-and-Invest Program.

The RFS is administered by the EPA and requires the production and use of specific volumes with the goal of increasing energy security by reducing dependence on foreign oil, establishing domestic biofuel industries, and improving environmental quality by reducing GHG emissions. The RFS seeks to achieve these goals by mandating that transportation fuels contain a minimum volume of renewable fuel. To enforce compliance, the EPA uses a credit system based on a biofuel’s renewable identification number (“RIN”). The amount of RIN credits (“RINs”) generated by each biofuel depends on the process and feedstock used to create the specific biofuel. There is a market for RINs and as we produce RFS-compliant biofuel we expect to generate RINs, which can be sold in the open market. Crop-based renewable fuel has the largest market share, resulting in all RIN values being subjected to some extent or another to global agricultural commodity prices, as well as the gasoline and diesel markets.

The Inflation Reduction Act is administered by multiple federal agencies including the EPA, U.S. Department of Energy (“DOE”) and the Internal Revenue Service of the U.S. Department of the Treasury (“IRS”). The goals of the Inflation Reduction Act include incentivizing the development and production of renewable energy. On July 4, 2025, President Trump signed The One, Big, Beautiful Bill Act (“OBBBA”) into law, which revises and expands certain renewable energy tax credits that were previously available under the Inflation Reduction Act. As of the fiscal year ended September 27, 2025, the EPA, DOE, and IRS had issued guidance on some aspects of the implementation of the Inflation Reduction Act, but additional relevant guidance, including a suite of regulations implementing various clean energy tax provisions, is still forthcoming. We cannot speculate on exactly how the Inflation Reduction Act will continue to be implemented, including in light of the OBBBA; however, the Inflation Reduction Act contains numerous incentives for the production of clean energy for which certain of our renewable energy products may qualify. These incentives include grants, loan guaranties, development funding, investment tax credits, and production tax credits.

At the state level, the CA LCFS, OR CFP, and WA CFS (collectively “LCFS Programs”) are administered by state agencies and have the goal of reducing GHG emissions from the transportation sector by lowering the CI of transportation fuels. While there are differences in the CA LCFS, OR CFP, and WA CFS, all LCFS Programs seek to achieve their goals through annual reductions in a baseline where low CI transportation fuels that are below the baseline generate LCFS Program credits (“LCFS Credits”). Our renewable energy product offerings, , when used as an engine fuel in LCFS Program states, also qualify for LCFS Credits. As we sell LCFS Program compliant fuels, we generate LCFS Credits. There are individual state LCFS Credit markets under the various LCFS Programs, and we can sell our LCFS Credits in these respective open markets.

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

The climate change regulatory landscape is highly complex and continuously evolving. The further adoption or expansion of federal, state or local climate change law or regulatory programs to reduce emissions of GHGs and disclosure of GHG emissions and climate-related financial risks could require us to incur increased capital and operating costs, with resulting impact on product price. For example, we are required to disclose our climate-related financial risks by January 1, 2026, to comply with California’s SB 261, and report on our Scope 1 and Scope 2 GHG emissions by June 30, 2026, to comply with California’s SB 253. We cannot predict whether, or in what form, climate change legislation provisions and renewable energy standards may be enacted, and what effect such regulation may have on our business, financial condition or operations in the future. In addition, a consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our products will be affected by increased temperature volatility, or increased temperatures generally, although if there is an overall trend of unseasonably warmer temperatures in the winter months, it could adversely affect our business.

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

Sustainability Strategy and Environmental, Social and Governance Initiatives

We are committed to delivering safe, reliable, affordable, and low CI energy to our customers and the local communities we serve. We have made significant progress on our environmental, social and governance initiatives, which accelerated with the launch of our Three Pillars of the Suburban Propane Experience in June 2019. The three essential pillars are: i) Suburban Commitment to Excellence, ii) SuburbanCares, and iii) Go Green with Suburban Propane. We identified these three critical corporate pillars to emphasize our ongoing commitment to excellence for the safety and comfort of our customers, our dedication to the safety and career development of our employees, our philanthropic efforts to give back to the communities we serve, our work to advocate for the inherent environmental advantages of using propane as a clean energy solution, our focus on supporting the sustainability needs of our customers and our ongoing strategic efforts to invest in and develop innovative solutions to help lead the way to lower GHG emissions. We are committed to implementing business strategies using a holistic approach to doing what is best for our customers, employees, the communities we serve and our investors. Our effective management of environmental, social and governance initiatives allows us to support our goal to create long-term value for our Unitholders and to support the interests of all stakeholders. Our Board of Supervisors takes an active role in overseeing the management of risks we face, including those impacted by environmental, social and governance issues.

In support of our efforts to successfully manage and grow our business, we will continue to identify ways to include more environmental, social and governance initiatives in our strategies that support our customers, employees, investors, and the communities we serve; including initiatives that support our three-pillars strategic plan. Advancing our focus on environmental, social and governance initiatives will allow for increased engagement across our business and help us to continue to identify and meet the evolving expectations of our customers, employees, investors, and other stakeholders.

Environmental Initiatives

Our Go Green with Suburban Propane corporate pillar encompasses our commitment and efforts to promote the versatile, affordable, low CI and clean air benefits of traditional propane as one solution that can contribute to our customers achieving their sustainability goals and our efforts to contribute to the goals of reducing the nation’s carbon footprint and having a positive effect on climate change. Traditional propane is an alternative fuel under the Clean Air Act. Propane can offer immediate reductions in carbon emissions and immediate improvements in air quality over other traditional fuels, particularly in the transportation sector. Propane is non-toxic and emits 60% to 70% fewer smog producing hydrocarbons than gasoline and diesel. Several states have implemented low-carbon fuel standards that recognize the environmental benefits of using propane to power over-the-road vehicles and forklifts. Through our dedicated sales efforts, we are actively promoting the use of propane in the transportation sector, and during the last three fiscal years, we sold an average of approximately 28 million gallons of propane annually to the over-the-road vehicle and forklift markets.

With advancements in new technologies for the production of propane from renewable sources, as well as other technological advancements to reduce the CI of traditional propane, our Go Green with Suburban Propane corporate pillar also underscores our commitment to invest in innovative solutions that can contribute to a sustainable energy future. Starting in fiscal year 2020, the Partnership made great strides in advancing our strategic growth initiatives through our Go Green with Suburban Propane corporate pillar. Specifically, we contracted for the supply of over 10.0 million gallons annually of renewable propane, to meet customer demand for a renewable energy source. During fiscal year 2025, we exceeded 2.0 million gallons of renewable propane sales primarily in the transportation and forklift markets in California to meet customer demand for an even lower CI alternative to traditional propane, while using existing propane infrastructure. In support of our long-term strategic growth initiative to build out a comprehensive renewable energy platform, we are building a dairy waste anaerobic digester in upstate New York for the production of RNG, and purchased anaerobic digesters operating in Columbus, Ohio and Stanfield, Arizona. Through our investment in Oberon, we have brought to market a new blended product, Propane+rDME. This new product is a blend of traditional propane and rDME and has a lower CI than the traditional propane product. We are collaborating with Oberon and others to support continued development efforts to commercialize a Propane+rDME blended product, and have the exclusive right to market and sell Oberon’s rDME in North America.

Our Go Green with Suburban Propane logo, as well as several other marks that we highlight in our Trademarks and Tradenames discussion, have been registered with the United States Patent and Trademark office in support of our efforts to build a renewable energy platform. As part of our commitment to innovating for a sustainable energy future, and in further support of our strategic growth initiatives to build out a renewable energy platform, the Partnership created an executive-level position in fiscal 2021 (reporting directly to our President and Chief Executive Officer) that focuses on identifying, analyzing and developing opportunities within the renewable energy space for potential future acquisitions, partnerships or collaborative arrangements that support the Partnership’s efforts to grow its overall business through investment in, and development of, innovative solutions that will help pave the way to lowering GHG emissions.

We present information about our commitment to sustainable and environmentally sound practices on the “Go Green” page on our website, which may be accessed at www.suburbanpropane.com/suburban-propane-experience/go-green. The information included on our “Go Green” page is not incorporated by reference into this Annual Report.

Social Initiatives

For nearly a century, our legacy has been defined by an unwavering commitment to safety and exceptional customer service. Since our humble beginnings as a family-owned business in 1928, we have fostered a culture that is deeply rooted in the communities we serve across the nation.

At the heart of our mission is the SuburbanCares corporate pillar, which underscores our dedication to philanthropy and community engagement. Our ongoing partnership with the American Red Cross and our active participation in local sponsorships and events reflect our passion for making a positive impact. We pride ourselves on creating a workplace that prioritizes employee well-being and community involvement, supported by our motto: “SuburbanCares about our people and the communities we serve.”

In fiscal year 2024, we intensified our efforts to collaborate with organizations that provide crucial support to families in need, particularly in underserved areas. In fiscal year 2025, we continued to focus on critical issues that affect the underserved communities that we serve; including food insecurity, literacy and education for children, environmental stewardship, youth development, homelessness, poverty, and deployed military service members. Through our SuburbanCares efforts, we helped organize food pantries, supported literacy programs, participated in community cleanup efforts, assisted with tree planting programs and helped to assemble hundreds of hygiene kits for individuals facing hardships. Our employees volunteered to help sort book donations and to stock ‘free little libraries’ in local, low-income areas and built a three-bin composting system at a veteran-run farm to help reduce onsite organic waste. Furthermore, we maintain a strong commitment to our troops and veterans through our Heroes Hired Here program, which offers meaningful employment opportunities, assists veterans with the transition to civilian life and encourages employee volunteering at community events.

Together with the American Red Cross, and as a member of their Annual Disaster Giving Program, we have provided immediate support during disaster relief efforts, including onsite volunteers and propane donations. Our focus for 2026 remains steadfast: to uplift our communities, support our employees, and foster a culture of care that transcends our business operations.

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

Human Capital Management

Our Board, and our management, consider effective talent development and human capital management to be critical components to the Partnership’s continued success. Our Board is involved in leadership development and actively oversees the Partnership’s succession planning process, which includes periodic reviews of our talent management strategies, leadership pipeline and succession planning for key executive positions. Our Board oversees the process of succession planning and the Compensation Committee of our Board implements programs to compensate, retain and motivate key talent throughout our organization.

In further support of our SuburbanCares corporate pillar, and our commitment to building a diverse and inclusive culture, we have developed many employee-focused initiatives to support employee career development and hiring, such as our “Steer Your Career” program, which encourages and supports employees to further their education and enhance their knowledge and skills to prepare them for expanded opportunities and responsibilities; our “Heroes Hired Here” program, in which we take pride in our efforts to attract and employ military veterans in recognition and appreciation of the values, leadership, dedication and unique skills that they bring to the Partnership, and support provided to their family members; and our “Apprentice Program,” which provides company-paid, on-the-job training for apprentices to develop their careers and provides them with the necessary skills and tools to prepare them for a successful career within the Partnership. For the second year in a row, we were recognized by the Women in Trucking Association as a “Top Company for Women to Work in Transportation” and in 2025 we were ranked among the “Elite 30,” which demonstrates our commitment to building and maintaining an inclusive workforce in all aspects of our operations. Additionally, we have been recognized in each of the last three years in the “Military Times: Best for Vets Employers” rankings for our dedication to military members, veterans and their families.

Governance Initiatives

The Board believes that sound corporate governance practices and policies provide an important framework to assist the Board in fulfilling its duty to Unitholders. Our corporate governance practices and policies, which are periodically reassessed, are reflected in our committee charters, Code of Business Conduct and Ethics, and our Corporate Governance Guidelines & Principles. A copy of each is available on our website at www.suburbanpropane.com.

The Partnership was one of the first publicly traded limited partnerships to eliminate the “incentive distribution rights” of its general partner, which we completed in 2006. This removed the potential for conflicts of interest between our general partner and limited partners, and simplified our capital structure. The general partner of both the Partnership and our Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company, the sole member of which is the Partnership’s Chief Executive Officer. Other than as a holder of 784 Common Units that will remain in the General Partner, the General Partner does not have any economic interest in us or our Operating Partnership. Accordingly, and unlike many publicly traded partnerships, the Partnership is controlled by our Unitholders through the independently elected Board of Supervisors.

Governance Highlights

Highlights that demonstrate our commitment to sound corporate governance include:

•
Supervisor and Committee Independence
o
Seven of our eight Supervisors are independent, as of September 27, 2025;
o
Our Audit, Compensation and Nominating/Governance Committees are fully independent; and
o
Each of our committees is chaired by an independent Supervisor.
•
Board Leadership and Engagement
o
An independent Supervisor chairs our Board;
o
Independent Supervisors conduct executive sessions at meetings without the presence of members of management; and
o
Supervisors attended more than 75% of the total number of meetings of the Board and of the committees of the Board on which such Supervisor served in fiscal 2025.
•
Board Evaluations and Effectiveness
o
Our Board conducts annual self-assessments to evaluate Board and committee effectiveness, and identify opportunities for improving our Board and committee operations.
•
Clawback, Insider Trading and Anti-Hedging Policies
o
Performance-based incentive awards or payments for our executive officers are subject to both our Dodd-Frank Clawback Policy and our Incentive Compensation Recoupment Policy, which permit the Partnership to recoup incentive compensation in the event of a material restatement of financial results, or other events that negatively impact the Partnership; including fraudulent or intentional misconduct that results in an adverse impact on our financial performance; and
o
Our Insider Trading Policy prohibits our Supervisors, executive officers and certain other key employees from engaging in insider trading, or in hedging transactions or derivative investments involving the Partnership’s equity securities.
•
Share Ownership
o
Our Equity Holding Policy establishes guidelines for the level of equity holdings in the Partnership that Supervisors and our executive officers are expected to maintain;

o
Supervisors are required to hold Common Units, the value of which is equivalent to 4x the cash portion of their annual retainer (including additional fees payable for service to committee chairs). This ownership requirement must be satisfied no later than the first measurement date following the second anniversary of the date upon which the Supervisor joined the Board;
o
Our CEO is required to hold Common Units, the value of which is equivalent to 5x base salary; and
o
Other executive officers are required to hold Common Units, the value of which is equivalent to 1x to 3x their base salary, depending upon their position.

Board Diversity Highlights

Our Supervisors have extensive and diverse experience relevant to our business and strategy that enhances the knowledge of our Board and the insight that they provide the Partnership; including significant experience in the following industries:

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

During fiscal year 2025, our Board of Supervisors were honored with the Small Company Board of the Year award by the New Jersey Chapter of the National Association of Corporate Directors in recognition of our high standards of governance, ethical leadership and corporate stewardship.

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

Cybersecurity

The Partnership’s cybersecurity program is based upon the National Institute of Standards of Technology (“NIST”) Cybersecurity Framework. Our program is comprehensive in scope and covers all of the Partnership’s general corporate Information Technology (“IT”) systems, as well as operational technology systems supporting our business and the technology systems used by our third-party service providers. Our senior leadership team, along with our Audit Committee, receive regular and recurring program updates, metrics, and roadmaps to promote the effectiveness of the program and the alignment with the Partnership’s business objectives. Our cybersecurity program is periodically reviewed and tested by independent third parties to enable the Partnership to employ industry best practices. See also Item 1C, below.

Employees

As of September 27, 2025, we had 3,190 full-time employees, of whom 634 were engaged in general and administrative activities (including fleet maintenance), 80 were engaged in transportation and product supply activities and 2,476 were customer service center employees, as well as 151 part-time employees. As of September 27, 2025, 51 of our employees were represented by eight different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. In addition, we hire temporary workers to meet peak seasonal demands.

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
•
increased costs and reduced demand for our products and services due to climate change legislation or regulation;
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
•
laws or governmental regulation and associated costs related to permitting and environmental, health and safety compliance;
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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 9% warmer than normal for fiscal 2025, 13% warmer than normal for fiscal 2024 and 8% warmer than normal for fiscal 2023, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration. This trend of warmer than normal temperatures has had, and if it continues, could continue to have, a negative impact on our financial performance by reducing demand for our products in the future. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other regions. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

The U.S. Environmental Protection Agency (“EPA”) issued an Endangerment Finding under the federal Clean Air Act, which determined that emissions of greenhouse gases (“GHG”), such as carbon dioxide, present an endangerment to public health and the environment because emissions of such gases may be contributing to the warming of the earth’s atmosphere, volatility in seasonal temperatures, increased frequency and severity of storms, floods and other climatic changes. Based on these findings, the EPA adopted and implemented regulations to restrict emissions of GHGs from certain industries and require reporting by certain regulated facilities. However, on July 29, 2025, the EPA proposed to rescind the 2009 Endangerment Finding which, if finalized, would eliminate the legal basis for federal regulation of GHGs under the Clean Air Act.

EPA leadership through 2024 prioritized climate change mitigation measures and implemented regulations requiring significant reductions in GHG emissions. Under the current presidential and EPA administration, however, changes to the EPA’s prioritization of climate change mitigation measures are anticipated. We cannot predict the impact of future changes to the EPA’s position on climate change mitigation or the impact of future GHG legislation or regulations on our business, financial condition or operations in the future.

Numerous states, municipalities and regulators have also adopted or proposed laws, regulations and policies on climate change, including GHG emission reduction targets and climate disclosure. For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide climate action framework which includes a target to reduce net GHG emissions to 85% of 1990 levels by 2050. With respect to disclosure, in March 2024, the SEC had adopted climate-change related disclosure rules requiring disclosure of Scope 1 and Scope 2 GHG emissions and mandating independent attestation as to such disclosures. The SEC’s rules were subject to multiple legal challenges, which were consolidated in the U.S. Court of Appeals Eighth Circuit. On April 4, 2024, the SEC voluntarily stayed the effective date of the legislation pending judicial resolution of the lawsuits filed and on March 27, 2025, the SEC withdrew its support in the litigation and informed the court it would no longer defend the rule’s validity. Some states are also beginning to propose or adopt their own climate change disclosure requirements that, if implemented, would require significant time and expense to collect and prepare the disclosure requirements. For example, in October 2023, California became the first state to pass its own far-reaching mandatory disclosure bills which require any entity doing business in California that meets certain annual revenue thresholds to annually disclose publicly and provide independent third-party attestation on its Scope 1 and Scope 2 GHG emissions beginning in 2026 for the prior fiscal year, and on its value chain (Scope 3) GHG emissions beginning in 2027, and biennially disclose its climate-related financial risk beginning in January 2026. The California climate disclosure legislation is subject to pending legal challenges in federal court in the Northern District Court of California, but the laws remain in effect.

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

The generation and monetization of environmental attributes and available tax credits or other incentives resulting from our production and sale of RNG, and our sale of renewable propane, are contingent on several state and federal programs, including the federal Renewable Fuel Standard program (“RFS”), the Inflation Reduction Act, the One, Big, Beautiful Bill Act, the Infrastructure Investment and Jobs Act, the California Low Carbon Fuel Standard (“CA LCFS”), the Oregon Clean Fuels Program (“OR CFP”), and the Washington Clean Fuel Standard (“WA CFS”). A number of other states are also considering the adoption of low carbon fuel standards, with New Mexico authorizing a Clean Transportation Fuel Standard that will go into effect by July 1, 2026. New legislation, changes to the enabling legislation, changes in governmental guidance and/or changes in the regulations implementing those programs could change, or eliminate, the availability and value of a biofuel’s renewable identification number (“RIN”) or Low Carbon Fuel Standard credit (“LCFS Credit”), as well as investment tax credits and production tax credits currently available under the Inflation Reduction Act. Additionally, the markets where RINs and LCFS Credits are traded, have experienced volatility over past years and may experience continued volatility in the future. There is increasing interest at the federal, state, and local level to further reduce GHG emissions by promoting electrification, incentivizing the production of renewable energy and disincentivizing the use of fossil fuels. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, our sale of propane, fuel oil and refined fuels, and natural gas may experience significant negative impact from the restrictions placed on the use of fossil fuels. We cannot predict what impact changes to existing, or creation of future, federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business.

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

Our business and results of operations have been, and may continue to be, adversely affected by changes in national or global economic and other external conditions; including inflation, interest rates, availability of capital markets, consumer spending rates, unemployment rates, energy availability and costs, the negative impacts caused by pandemics and public health crises, geopolitical conflict and the effects of governmental initiatives to manage economic conditions.

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

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product, and retail sales prices. Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in production and supply or other market conditions, as well as tariffs, over which we have no control, including the severity and length of winter weather, natural disasters, the price and availability of competing alternative energy sources, competing demands for the products (including for export) and infrastructure (including highway, rail, pipeline and refinery) constraints, general inflationary pressures or delays in shipping availability, backlogs at shipping ports or other points of entry and lack of available trucking or other shipping means. Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense. As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities may be materially higher at least on a short-term basis. Because we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of our products, these increases could reduce our profitability. Due to high inflation in the United States in recent years, we have experienced higher commodity, transportation and labor costs and increased cost of tanks and other equipment, which have impacted our profitability in recent periods; while inflationary pressures have decreased in recent periods, additional periods of high inflation could negatively impact our profitability. In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

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

Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions, as well as tariffs, beyond our control. Heightened levels of uncertainty related to the ongoing geopolitical conflicts around the world may lead to additional economic sanctions by the United States and the international community and could further disrupt financial and commodities markets. Therefore, our average retail sales prices can vary significantly within a heating season, or from year to year, as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions. During periods with high product costs for propane, fuel oil and other refined fuels and natural gas, our selling prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our products. Higher commodity, transportation and labor costs due to inflationary conditions in recent periods have impacted wholesale prices and caused certain customers to reduce their consumption of energy, which had a negative impact on our sales and profitability during those periods. Future periods of high inflation could also have a negative impact.

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

The deregulated retail natural gas and electricity industries in which AES participates are highly competitive. New York has instituted significant regulation of these industries, and other states have changed business rules to provide further protections to consumers. The New York Public Service Commission has been tightening its Uniform Business Practices (“UBP”) to limit ESCOs ability to offer “bundled” commodity products to consumers. A bundled product is one where a customer is charged one price for the commodity, plus the inclusion of an additional product. AES offers its customers a bundled product consisting of their natural gas or electricity, plus AES’s EnergyGuard home warranty. In 2019, the NY PSC prohibited all bundled products, except for the bundled product sold by AES because of the “value provided to customers.” The NY PSC currently permits other ESCOs to sell bundled Home Warranty Products (“HWP”) similar to AES’s EnergyGuard. Current proceedings are underway to seek to limit or prohibit ESCOs from selling certain types of HWPs that are distinguishable from EnergyGuard. It is anticipated that AES will continue to be permitted to offer its EnergyGuard bundled HWP.

The State of New York amended Section 349-d of the New York General Business Law effective on March 18, 2024, to require increased pricing transparency by providing customers with a comparison of the prices charged by the ESCO to historic utility pricing. The NY PSC revised the UBP in accordance with the amended statute. These UBP changes require affirmative consent before an ESCO can change the price that can be charged to the customer or the term of any contract. AES has expanded its product offerings to address and minimize the impact of these changes. We anticipate that the additional notice requirements mandated by the NY PSC could have a negative effect on customer retention for energy supply companies, which could have an adverse impact on our business and operations. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that these changes may have in the future on its natural gas and electricity business.

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

As required by accounting principles generally accepted in the United States (“US GAAP”), we establish reserves based on our assessment of actual or potential loss contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of such loss contingencies and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

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

From time to time, we enter into hedging transactions to reduce our business risks arising from fluctuations in commodity prices and interest rates. Hedging transactions expose us to risk of financial loss in some circumstances, including if the other party to the contract defaults on its obligations to us or if there is a change in the expected differential between the price of the underlying commodity or financial metric provided in the hedging agreement and the actual amount received. Transactional, margin, capital, recordkeeping, reporting, clearing and other requirements imposed on parties to derivatives transactions as a result of legislation and related rulemaking may increase our operational and transactional cost of entering into and maintaining derivatives contracts and may adversely affect the number and/or creditworthiness of derivatives counterparties available to us. If we were to reduce our use of derivatives as a result of regulatory burdens or otherwise, our results of operations and cash flows could become more volatile.

Our renewable fuel investments are subject to a number of risks, including the willingness of customers to adopt these fuels, the financing, construction and development of facilities, our ability to generate a sufficient return on our investments, our dependence on third-party partners, increased or changing regulation, and dependence on government incentives for commercial viability.

We have expanded our Go Green with Suburban Propane corporate pillar with our investments in renewable and low-carbon energy sources offered through our investments in Oberon and IH, our agreement to build an anaerobic digester at Adirondack Farms, our purchase of RNG production and distribution assets through SuburbanRNG-Columbus and SuburbanRNG-Stanfield and our sales of renewable propane. The success of these businesses and investments is subject to a number of factors and risks, including unpredictability and uncertainty as to the willingness of customers in their intended markets to adopt the use of these fuels, which will be dependent upon perceptions about the benefits of these fuels relative to other alternative fuels; increases, decreases or volatility in demand; on-site operational constraints such as the availability of feedstock or the reliable operation of anaerobic digesters with respect to production of renewable fuels; use and prices of crude oil, gasoline and other fuels and energy sources; the adoption or expansion of government policies, programs, funding or incentives in favor of these or alternative fuels; the ability for development stage entities such as Oberon and IH to raise capital to fund their operations and strategic growth initiatives, as well as potential changes in market valuations for these or similar assets, has resulted in impairment charges from time to time, and may result in future impairment charges. During fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $10.2 million for Oberon, $9.6 million for IH and $6.1 million for another development-stage entity, all of which were recognized in “Other, net” on the consolidated statement of operations, to write down the carrying values of the investments in Oberon, IH and the other entity to their estimated fair values of $0, $21.6 million and $0, respectively. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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
•
labor shortages; and
•
legal challenges by local populations, permitting and other regulatory issues, license revocation and changes in legal requirements.

We will compete with other companies and private equity sponsors for acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions. We are constructing a natural gas upgrade system at SuburbanRNG-Columbus that requires capital expenditures and there is no guarantee that the project will be completed on time or on budget, and our operations could be adversely affected by disruptions or delays which could have a negative impact on revenues and operations. The development of these products may also be negatively affected by production risks resulting from mechanical breakdowns, faulty technology, competitive markets, labor shortages or changes to the laws and regulations that mandate the use of renewable energy sources, other regulatory risks relating to GHG emissions and climate change, including as a result of changed priorities of the U.S. presidential administration and the potential for increased regulation on the state level; and the other regulatory risks discussed above under the caption, “The adoption of climate change legislation could negatively impact our operations and result in increased operating costs and reduced demand for the products and services we provide.”

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

A decline in prices for certain fuels or reduced government incentives for renewable energy sources, or RNG specifically, could make our renewable investments less cost competitive on an overall basis. Slow growth or a long-term reduction in overall demand for energy could have a material adverse effect on our business strategy and could, in turn, have an adverse effect on our long-term business prospects, financial condition and results of renewable energy operations.

The generation and monetization of environmental attributes by our renewable natural gas assets are subject to state and federal regulations and potential changes in law that could negatively impact the availability or value of environmental attributes in the future.

The generation and monetization of the environmental attributes resulting from our renewable natural gas assets and our sale of renewable propane are contingent on several state and federal programs; including the RFS, the Inflation Reduction Act, the Infrastructure Investment and Jobs Act, CA LCFS, OR CFP, and WA CFS. A number of other states are also considering adoption of low carbon fuel standards, with New Mexico authorizing a Clean Transportation Fuel Standard that will go into effect by July 1, 2026. New legislation, changes to the enabling legislation and/or changes in the regulations implementing those programs, and/or the issuance of new regulations or other governmental guidance, could impact, or eliminate the availability and value of RINs and LCFS Credits, and/or the investment tax credits and production tax credits available under the Inflation Reduction Act. Current regulatory proposals under consideration for the CA LCFS could adversely impact the assessment of carbon intensity (“CI”) for fuel produced outside of the state and perhaps even effectively curtail qualifying deliveries into the state. Additionally, the markets where RINs and LCFS Credits are traded, have experienced significant volatility in the past and continued volatility in the future may adversely impact the value of RINs and LCFS Credits sold by us. The price for all credits is impacted by global markets for feedstocks, such as crops and used cooking oil, as well as global markets for crude oil, making the RIN market historically volatile. Currently, income from RIN and LCFS Credits is not material to our results of operations; however, as we continue to invest in the build-out of our renewable energy platform, we anticipate increased RIN and LCFS Credits income, as well as financial benefits from investment tax credits and production tax credits.

There is increasing interest at the federal, state, and local level to further regulate GHG emissions by incentivizing the production of renewable energy and disincentivizing the use of fossil fuels and in some cases, force the electrification of several aspects of the economy. There are also efforts to electrify our economy, including goals and mandates at the federal and state level for auto manufacturers to produce, and for governments to acquire, zero-emission vehicles in the upcoming years. Cap and Trade, or Cap and Invest, programs that put a price on carbon emissions have been adopted in California, Oregon and Washington state, and are being developed in other states like New York. The CA LCFS, OR CFP and WA CFS incentivize production of renewable electricity for transportation fuel use. Given the ongoing development of such programs, including legal and administrative challenges, there is great uncertainty about the future value of environmental attributes and the regulatory impact of these programs. There is also market uncertainty around the calculation and verification of CI scoring for projects, with some lobbying for government programs to disallow “book and claim” accounting for projects or ignoring the carbon negative emission calculations associated with the capture of methane for renewable natural gas in GHG lifecycle accounting methodologies where the renewable natural gas is ultimately used as a fuel with emissions at the final point of fuel production or use. While our emerging renewable energy platform may benefit from additional incentives for the growth of renewable energy, it is possible, especially in the short term, that such growth will be outweighed by regulatory uncertainty and restrictions placed on our sale of propane, fuel oil and refined fuels, and natural gas. We cannot predict what impact changes to existing federal, state, or local programs designed to reduce GHG emissions and address climate change may have on our business. Nor can we predict what impact the creation of future federal, state, and local programs designed to reduce GHG emissions and address climate change will have on our business.

The Inflation Reduction Act of 2022 provided certain tax incentives related to RNG. On July 4, 2025, the One Big Beautiful Bill Act “OBBBA”) was signed into law, which revises and expands certain renewable energy tax credits that were previously available under the Inflation Reduction Act. While we anticipate obtaining certain of those incentives for certain facilities, the availability of those incentives is subject to guidance issued by the U.S. Department of the Treasury and the IRS that potentially may be unfavorable with respect to RNG facilities, as well as possible unfavorable federal legislative changes to such incentives.

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

Our anaerobic digester operations located at Adirondack Farms in New York, and at SuburbanRNG-Columbus, are, respectively under construction and upgrading to produce RNG and are expected to begin production in calendar year 2026. Our expectations of the operating performance of our Adirondack Farms facility are based on assumptions and estimates made without the benefit of an operating history at that location. Our expectations with respect to our new and developing projects, and related estimates and assumptions, are based on limited or previous operating histories. The ability of these facilities to meet our performance expectations is subject to the risks inherent in newly constructed RNG production facilities or renovation of such facilities; including delays or problems in construction, labor shortages, weather conditions, availability of reliable power supply, degradation of equipment in excess of our expectations, system failures, and outages, interruptions in feedstock supply for the digesters due to operational constraints or changes, fluctuations in demand and/or changes in circumstances that impact the supply of feedstock to the facilities. The failure of these facilities to perform as we expect could have an adverse effect on our business, financial condition, results of renewable operations and cash flows.

We rely on gas pipelines that we do not own or control and are subject to quality standards and regulations that may restrict or negatively impact our ability to deliver RNG and we may either incur additional costs or forego revenues.

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

Cybersecurity threats to network and data security are becoming increasingly diverse and sophisticated. As threats become more frequent, intense and sophisticated, the costs of proactive defensive measures may increase as we seek to continue to protect our information systems, websites, and network. The advancement of artificial intelligence and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails. Despite our efforts to comply with applicable cybersecurity requirements and mitigate risks of cybersecurity threats, we cannot be certain that our security measures will definitively prevent, contain, or detect all cybersecurity breaches or other instructions from malware currently in existence or developed in the future. While we have in place security procedures, such as business continuity plans or disaster recovery protocols, our continuous investments in and updates to information security programs cannot guarantee the prevention of adverse impacts due to cybersecurity threats and data breaches, which could result in significant harm to our business, reputation, and operations.

We endeavor to design and implement various security measures to provide safeguards for confidential information; including personally identifiable information, and conduct personnel training to mitigate the risk of cybersecurity threats. Our outsourcing agreements with third-party service providers that access, store, or process our data and/or proprietary information generally require that they utilize adequate security systems to protect our confidential information. However, advances and changes in technologies could render our information systems and security measures, or those used by our third-party service providers, vulnerable to a breach or other exploitation. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses; including hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our information systems, websites, or other data processing systems and unauthorized disclosure, deletion or modification of confidential or other protected information. In addition, dependence upon automated systems may further increase the risks that operational system flaws, employee tampering, or manipulation of those systems will result in data losses that are difficult to detect or recoup. To the extent customer data is hacked or misappropriated, we could be subject to liability to impacted persons. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from us or our third-party service providers’ security or information systems could expose us to increased costs, litigation expenses, regulatory actions, fines and penalties, or other liabilities that could adversely impact our financial condition or results of operations.

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

As of September 27, 2025, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% senior notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% senior notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% green bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $149.2 million outstanding under our $500.0 million senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to holders of our Common Units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes, the senior secured revolving credit facility or the Green Bonds. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility. The amount of distributions that our subsidiary WOF SW GGP 1, LLC (“SuburbanRNG-Stanfield”) may make to us is limited by the Green Bonds. The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us, the Operating Partnership and its subsidiaries, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants:

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

Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 27, 2025.

The Green Bonds contain various restrictive and affirmative covenants applicable to SuburbanRNG-Stanfield, including (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Green Bonds previously included a financial covenant requiring SuburbanRNG-Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for any fiscal quarter. SuburbanRNG-Stanfield did not comply with this ratio for the periods ended March 29, 2025, December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would have constituted an event of default under the terms of the Green Bonds. SuburbanRNG-Stanfield and the Partnership obtained waivers of this non-compliance from the holders of a majority of the outstanding Green Bonds. Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. The Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds.

On May 2, 2025, the Operating Partnership entered into a guaranty agreement (the “Guaranty Agreement”) with UMB Bank, N.A., the trustee of the Green Bonds. Pursuant to the Guaranty Agreement, the Operating Partnership guarantees to the trustee the payment of interest and principal amounts due under the Green Bonds, and the indenture and loan agreement governing the Green Bonds was amended to eliminate the financial covenant requiring SuburbanRNG-Stanfield to maintain a defined debt service coverage ratio.

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

Ownership of Common Units may have adverse tax consequences for tax-exempt organizations (including Individual Retirement Accounts) and non-U.S. investors.

Investment in Common Units by certain tax-exempt entities and non-U.S. persons raises issues specific to them. For example, virtually all of our taxable income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Further, a tax-exempt entity with more than one unrelated trade or business (including by attribution from an investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

Cash distributions paid to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective U.S. tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income allocated to them. Upon the sale, exchange or other disposition of a common unit of a publicly traded partnership by a non-U.S. person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. Beginning in 2023, the IRS has clarified the broker is generally responsible for withholding 10% of the gross proceeds upon sale of an investment in a publicly traded partnership by a non-U.S. investor. Distributions to foreign persons may also be subject to additional withholding of 10% under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats as well as effective management of security risks and resiliency, with the goal of preventing, or mitigating, any cybersecurity incidents. Our processes for managing cybersecurity risks include the use of technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We utilize risk-based controls in seeking to protect our information, information regarding our customers, vendors, employees, and other third-parties, our information systems, our business operations, and our products and related services. We have adopted security-control principles based on the NIST Cybersecurity Framework. Our program is comprehensive in scope and covers all of our general corporate IT systems, as well as operational technology systems supporting our businesses. When engaging third-party service providers, we also evaluate the sufficiency of the security of the technology systems used by our third-party service providers. Our senior leadership team, along with the Audit Committee of our Board of Supervisors, receive regular and recurring program updates, metrics, and roadmaps to assist us in overseeing and promoting the effectiveness of the program and its alignment with our business objectives. Our program and controls are periodically reviewed and tested by independent third-parties to enable us to employ industry best practices.

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

Cybersecurity Governance

Our Board of Supervisors is responsible for overseeing our enterprise risk relative to cybersecurity governance through the Audit Committee of the Board, with specific responsibility for overseeing cybersecurity threats, among other things. Our CRT is led by the Senior Vice President of Information Services (“SVP, Information Services”), who reports to the Partnership’s CEO and is responsible for assessing and managing material cybersecurity risks and threats, in coordination with the ISBRT and the IMT, and regularly reports to the Audit Committee with regard to the Partnership’s cybersecurity governance efforts. The SVP, Information Services has served in this role since 2014, and has more than 28 years of experience in various roles involving managing cybersecurity functions, developing cybersecurity strategies to protect privacy, customer safety and intellectual property, and developing key capabilities such as product security engineering, risk management and cybersecurity governance.

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

ITEM 2. PROPERTIES

As of September 27, 2025, we owned approximately 75% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, above ground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 27, 2025, we had a fleet of 18 transport truck tractors, of which we owned 11, and 33 railroad tank cars, of which we owned none. In addition, as of September 27, 2025 we had 1,107 bobtail and rack trucks, of which we owned 10%, 93 fuel oil tankwagons, of which we owned 16%, and 1,249 other delivery and service vehicles, of which we owned 23%. We lease the vehicles we do not own. As of September 27, 2025, we also owned approximately 829,000 customer propane storage tanks with typical capacities of 100 to 500 gallons, 55,000 customer propane storage tanks with typical capacities of over 500 gallons and 254,000 portable propane cylinders with typical capacities of five to ten gallons.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a)
Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 24, 2025, there were 387 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name).

On October 23, 2025, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 27, 2025. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit.

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

During fiscal 2025, the wholesale cost of propane generally trended higher than the prior year during the first nine months of the year, and then turned lower during the fourth quarter, resulting in average wholesale costs for the full year being 5.8% higher than the prior year. Consistent with our established practice, we adjusted customer pricing as market conditions allowed. According to the Energy Information Administration, U.S. propane inventory levels at the end of September 2025 were 103.4 million barrels, which was 5.7% higher than September 2024 levels and 12.8% higher than the five-year average for September.

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

Inflation and Other Cost Increases

We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including volatile wholesale costs for the products we distribute. Although we have not experienced significant disruptions with securing the products we sell, inflationary factors and competition for resources across the supply chain has resulted in increased costs in a wide variety of areas; including labor, transportation costs, operating costs and the cost of capital expansion projects, tanks and other equipment. These and other factors, including the impact of tariffs and trade conflicts, may continue to impact our product costs, expenses and capital expenditures, and could continue to have an impact on consumer demand as consumers manage the impact of inflation and tariffs on their resources.

At-the-Market Equity Program

On February 20, 2025, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., and Evercore Group L.L.C., each acting as a sales agent and/or principal (each, an “Agent,” and collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, we may issue and sell from time to time, through the Agents, our Common Units representing limited partner interests in the Partnership having an aggregate offering amount of up to $100.0 million.

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units were deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. We may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by us and the Agents. Each Agent will be entitled to a commission from us of up to 1.5% of the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as our sales agent, with the exact amount to be agreed to by us. During fiscal 2025, we issued 1.3 million Common Units under the Equity Distribution Agreement for net proceeds of $23.5 million, after $1.1 million of agent commissions and offering costs.

We intend to use the net proceeds from the sales of Common Units pursuant to the Equity Distribution Agreement to support our ongoing pursuit of opportunistic growth and accelerate debt reduction.

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

Results of Operations and Financial Condition

Net income for fiscal 2025 was $106.6 million, or $1.64 per Common Unit, compared to $74.2 million, or $1.15 per Common Unit, in fiscal 2024.

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA,” as defined and reconciled below) increased $28.0 million, or 11.2%, to $278.0 million for fiscal 2025, compared to $250.0 million in the prior year.

Retail propane gallons sold in fiscal 2025 totaled 400.5 million gallons, an increase of 5.9% compared to the prior year. The increase was primarily driven by sustained widespread cold temperatures during the most critical months for heat-related demand, increased demand for backup power generation and other applications in the Southeast following Hurricanes Helene and Milton, continued growth in our counter-seasonal national accounts business, and incremental volumes from our recent propane acquisitions. Average temperatures (as measured by heating degree days) across all of our service territories for fiscal 2025 were 9% warmer than normal and 4% cooler than the prior year. During January and February, which are critical months for heat-related demand during the heating season, average temperatures were comparable to normal and 13% colder than the same period last year.

Average propane prices (basis Mont Belvieu, Texas) for fiscal 2025 increased 5.8% compared to the prior year. Total gross margins of $868.8 million for fiscal 2025 increased $63.8 million, or 7.9%, compared to the prior year. Gross margins for fiscal 2025 included an unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities of $2.4 million, compared to an unrealized loss of $14.6 million in fiscal 2024. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of these unrealized mark-to-market adjustments, gross margin for fiscal 2025 increased $46.8 million, or 5.7%, compared to the prior year, primarily due to higher propane volumes sold and higher propane unit margins. Excluding the impact of these unrealized mark-to-market adjustments, propane unit margins for fiscal 2025 increased approximately $0.02 per gallon, or 1.0%, compared to the prior year.

Combined operating and general and administrative expenses of $590.5 million for fiscal 2025 increased $23.7 million, or 4.2%, compared to the prior year, primarily due to higher payroll and benefit-related expenses, overtime and other variable operating costs to support the increased activities associated with incremental customer demand, as well as higher variable compensation expense associated with the increase in earnings and costs related to modernizing our information technology platform.

During fiscal 2025, we utilized excess cash flows from operating activities and net proceeds of $23.5 million under our at-the-market (“ATM”) equity program to support the growth of our core propane operations, advance the buildout of our renewable energy platform, and to reduce debt. In addition to the improvement in earnings, we continued to advance our long-term strategic growth initiatives in fiscal 2025. The following highlights a few noteworthy accomplishments for the fiscal year:

•
We acquired and integrated a well-run propane business in strategic markets in New Mexico and Arizona for total consideration of approximately $53.0 million;
•
We acquired two high-quality propane businesses in attractive markets in California for total consideration of $24.0 million shortly after the end of fiscal 2025;
•
We created a dedicated sales and business development team focused on specific propane verticals that are less weather sensitive;
•
We continued to identify and foster new market expansion efforts to establish or extend our presence and grow market share;
•
We entered into a multi-year partnership with NASCAR and Speedway Motorsports, making Suburban Propane the official propane partner of NASCAR and Speedway Motorsports;
•
We expanded our renewable natural gas (“RNG”) operations team, which enabled us to internally manage key compliance functions and drive operational and safety excellence at our RNG production facilities; and we continued to advance our capital projects to construct an anaerobic digester system in upstate New York and install gas upgrade equipment at our existing anaerobic digestion facility in Columbus, Ohio;
•
We launched an ATM equity program to sell up to $100.0 million of newly issued Common Units, raising $23.5 million in net proceeds from the sale of 1.3 million Common Units. Proceeds from the ATM equity program will continue to be used to support our ongoing pursuit of opportunistic growth and accelerate debt reduction; and
•
We embarked on a multi-year technology modernization initiative that will simplify the way we operate, consolidate our systems platform and improve the tools we use to serve our customers -- delivering a better experience for both our employees and our customers, while maintaining our personalized, local service model.

Total debt outstanding as of September 2025 decreased $1.8 million compared to September 2024. The Consolidated Leverage Ratio, as defined in our credit agreement, for fiscal 2025 was 4.29x.

On October 23, 2025, we announced that our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended September 27, 2025. This quarterly distribution rate equates to an annualized rate of $1.30 per Common Unit. The distribution was paid on November 12, 2025 to Common Unitholders of record as of November 4, 2025.

As we look ahead to fiscal 2026, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $45.0 million for the propane segment; (ii) capital expenditures of approximately $30.0 to $35.0 million to support the construction and development efforts for our renewable energy platform; (iii) approximately $72.7 million of interest and income tax payments; and (iv) approximately $86.8 million of distributions to Unitholders, based on the current annualized rate of $1.30 per Common Unit. Based on our liquidity position, which includes availability of funds under the revolving credit facility and expected cash flow from operating activities and our ATM equity program, we expect to have sufficient funds to meet our current and future obligations.

Our long-term strategic growth plan is to foster the growth of our core propane business, while making strategic investments in lower carbon renewable energy alternatives that allows us to leverage our core competencies in safety, logistics expertise and customer service. Suburban Propane has a proud legacy of being a trusted provider of energy to local communities for almost 100 years. We are leveraging the strength and stability of our core propane business to position Suburban Propane for sustainable, long-term growth by helping to identify and invest in solutions to support the ongoing energy evolution to a lower-carbon energy economy. That innovation includes our advancements in delivering renewable propane and renewable natural gas as direct drop-in replacements for their traditional energy equivalents.

Fiscal Year 2025 Compared to Fiscal Year 2024

Revenues

(Dollars and gallons in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenues
Propane	$1,265,494	$1,150,034	$115,460	10.0%
Fuel oil and refined fuels	67,352	73,783	(6,431)	(8.7)%
Natural gas and electricity	24,593	25,877	(1,284)	(5.0)%
All other	75,079	77,478	(2,399)	(3.1)%
Total revenues	$1,432,518	$1,327,172	$105,346	7.9%
Retail gallons sold
Propane	400,496	378,258	22,238	5.9%
Fuel oil and refined fuels	16,490	16,861	(371)	(2.2)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2025 were 9% warmer than normal, and 4% cooler than the prior year. The fiscal 2025 heating season was characterized by unseasonably warm temperatures during the first quarter, followed by sustained and widespread cooler temperatures during January and February, which are the most critical months for heat-related demand during the second quarter. For that two-month period, average temperatures were 13% colder than the same period last year, which contributed to an increase in heat-related customer demand and volumes sold. Our volumes also benefited from our recent propane acquisitions and organic growth in various customer segments.

Revenues from the distribution of propane and related activities of $1,265.5 million for fiscal 2025 increased $115.5 million, or 10.0%, compared to $1,150.0 million for the prior year, primarily due to an increase in volumes sold and higher average retail selling prices. Retail propane gallons sold increased 22.2 million gallons, or 5.9%, to 400.5 million gallons, resulting in an increase in revenues of $66.9 million. Average propane selling prices for fiscal 2025 increased 2.8% compared to the prior year, reflecting higher average wholesale costs, resulting in a $33.7 million increase in revenues. Included within the propane segment are revenues from risk management activities of $26.3 million for fiscal 2025, which increased $14.9 million primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $67.4 million for fiscal 2025 decreased $6.4 million, or 8.7%, from $73.8 million for the prior year, primarily due to lower average selling prices and lower volumes sold. Average selling prices for fuel oil and refined fuels decreased 6.1%, reflecting lower average wholesale costs, resulting in a $4.8 million decrease in revenues. Fuel oil and refined fuels gallons sold decreased 0.4 million gallons, or 2.2%, resulting in a $1.6 million decrease in revenues.

Revenues in our natural gas and electricity segment decreased $1.3 million, or 5.0%, to $24.6 million in fiscal 2025 compared to $25.9 million in the prior year, resulting from lower electricity sales, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $75.1 million were $2.4 million, or 3.1%, lower than in the prior year, primarily due to a decrease in RNG injection at our facility in Stanfield, Arizona, due to planned shut downs for equipment upgrades and maintenance activities, as well as the impact of extremely cold ambient air temperatures during the winter which adversely impacted anaerobic digestion and RNG production.

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of products sold
Propane	$493,611	$443,596	$50,015	11.3%
Fuel oil and refined fuels	40,997	49,714	(8,717)	(17.5)%
Natural gas and electricity	14,554	13,782	772	5.6%
All other	14,544	15,104	(560)	(3.7)%
Total cost of products sold	$563,706	$522,196	$41,510	7.9%
As a percent of total revenues	39.4%	39.3%

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

From a commodity perspective, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices during fiscal 2025 were 5.8% higher than the prior year and 12.1% lower than the prior year, respectively. The net change in the fair value of derivative instruments resulted in a $2.4 million unrealized non-cash gain in fiscal 2025, compared to an unrealized loss of $14.6 million in fiscal 2024. This year-over-year change contributed to a $17.0 million decrease in cost of products sold, with a $17.1 million decrease reported within the propane segment, and a $0.1 million increase reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $493.6 million for fiscal 2025 increased $50.0 million, or 11.3%, compared to the prior year. Higher average wholesale costs during much of fiscal 2025 contributed to a $29.1 million increase in cost of products sold, while an increase in volumes sold contributed to a $24.4 million increase. Included within the propane segment are costs from other propane activities which increased $13.6 million compared to the prior year primarily due to a higher notional amount of hedging contracts used in risk management activities that were settled physically. This was partially offset by the net decrease in cost of products sold of $17.1 million resulting from the change in mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $41.0 million for fiscal 2025 decreased $8.7 million, or 17.5%, compared to the prior year. Lower average wholesale costs and lower volumes sold contributed decreases of $7.6 million and $1.1 million, respectively.

Cost of products sold in our natural gas and electricity segment of $14.6 million for fiscal 2025 increased $0.8 million, or 5.6%, compared to the prior year, due to an increase in natural gas usage, partially offset by lower average wholesale costs.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2025	2024	Increase	Increase
Operating expenses	$494,079	$476,857	$17,222	3.6%
As a percent of total revenues	34.5%	35.9%

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

Operating expenses of $494.1 million for fiscal 2025 increased $17.2 million, or 3.6%, compared to $476.9 million in the prior year, primarily due to higher payroll and benefit-related costs, higher volume-related variable operating costs associated with incremental customer demand and higher variable compensation costs associated with the increase in earnings.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2025	2024	Increase	Increase
General and administrative expenses	$96,380	$89,894	$6,486	7.2%
As a percent of total revenues	6.7%	6.8%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $96.4 million for fiscal 2025 increased $6.5 million, or 7.2%, compared to $89.9 million in the prior year, primarily due to higher variable compensation costs associated with the increase in earnings and costs related to our multi-year initiative to modernize our information technology platform.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2025	2024	Increase	Increase
Depreciation and amortization	$72,042	$66,975	$5,067	7.6%
As a percent of total revenues	5.0%	5.0%

Depreciation and amortization expense of $72.0 million in fiscal 2025 increased $5.1 million, or 7.6%, from $67.0 million in the prior year, primarily as a result of additional investments made at our RNG production facilities, the impact of a propane acquisition that closed in November 2024 and accelerated depreciation for assets taken out of service.

Loss on Debt Extinguishment

In connection with the refinancing of our previous revolving credit facility in the prior year, we recognized a non-cash charge of $0.2 million to write-off a portion of unamortized debt origination costs during the second quarter of fiscal 2024.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2025	2024	Increase	Increase
Interest expense, net	$76,265	$74,590	$1,675	2.2%
As a percent of total revenues	5.3%	5.6%

Net interest expense of $76.3 million for fiscal 2025 increased $1.7 million, or 2.2%, from $74.6 million in the prior year, primarily due to a higher level of average outstanding borrowings during the fiscal year under our Revolving Credit Facility, partially offset by lower benchmark interest rates on those borrowings. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Equity in losses of Oberon (1)	$12,358	$16,042	$(3,684)	(23.0)%
Equity in losses of IH (2)	11,438	2,077	9,361	450.7%
Impairment of cost-method investee (3)	6,095	—	6,095	—
Contingent consideration from Equilibrium	(3,000)	—	(3,000)	—
Reversal of the earnout reserve established in connection with the RNG Acquisition (4)	(6,194)	—	(6,194)	—
Other (5)	1,431	3,418	(1,987)	(58.1)%
Other, net	$22,128	$21,537	$591	2.7%
As a percent of total revenues	1.5%	1.6%

(1)
Fiscal 2025 included an other-than-temporary impairment charge of $10.2 million (see Note 4, “Selected Balance Sheet and Statement of Operations Information” included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report).
(2)
Fiscal 2025 included an other-than-temporary impairment charge of $9.6 million (see Note 4, included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report).
(3)
Fiscal 2025 included an other-than-temporary impairment charge of $6.1 million (see Note 4, included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report).
(4)
Represents an adjustment to the fair value of a contingent consideration liability (see Note 4, included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report).
(5)
Represents net periodic benefits costs for our pension and other postretirement benefit plans (see Note 12, “Employee Benefit Plans” included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report).

Net Income and Adjusted EBITDA

Net income for fiscal 2025 amounted to $106.6 million, or $1.64 per Common Unit, compared to $74.2 million, or $1.15 per Common Unit, in fiscal 2024. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2025 amounted to $256.2 million, compared to $216.5 million for fiscal 2024.

Net income and EBITDA for fiscal 2025 included: (i) $29.9 million in losses and impairment charges on our investments in unconsolidated affiliates; (ii) a $0.5 million pension settlement charge; and (iii) a $6.2 million reversal of the earnout reserve established in connection with the RNG Acquisition. Net income and EBITDA for fiscal 2024 included: (i) $18.1 million in our share of losses from our equity investments in unconsolidated affiliates; (ii) a $0.6 million pension settlement charge; and (iii) a $0.2 million loss on debt extinguishment. Excluding the effects of these items, as well as the unrealized non-cash mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA increased $28.0 million, or 11.2%, to $278.0 million for fiscal 2025, compared to $250.0 million for fiscal 2024.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Year Ended
	September 27,	September 28,
	2025	2024
Net income	$106,570	$74,174
Add:
Provision for income taxes	1,348	734
Interest expense, net	76,265	74,590
Depreciation and amortization	72,042	66,975
EBITDA	256,225	216,473
Equity in losses and impairment charges for investments in unconsolidated affiliates	29,891	18,119
Pension settlement charge	528	638
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(2,422)	14,598
Reversal of the earnout reserve established in connection with the RNG Acquisition	(6,194)	—
Loss on debt extinguishment	—	215
Adjusted EBITDA	$278,028	$250,043

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

Fiscal Year 2024 Compared to Fiscal Year 2023

We are omitting from this section our discussion of the earliest of the three years of financial information included in this Annual Report. The discussion for fiscal year 2024 compared to fiscal year 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, which was filed with the SEC on November 27, 2024.

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2025 amounted to $186.3 million, an increase of $25.7 million compared to the prior year. The increase was primarily due to higher earnings in the current period, partially offset by a larger increase in working capital compared to the prior year, which stemmed from higher average wholesale propane costs.

Investing Activities. Net cash used in investing activities of $128.3 million for fiscal 2025 consisted of capital expenditures of $72.0 million (including approximately $25.5 million to support the growth of the RNG operations, $22.9 million to support the growth of propane operations and $23.6 million for maintenance expenditures), $52.6 million used to fund the acquisition of a retail propane business, $6.9 million used to fund additional investments in our unconsolidated affiliates, partially offset by $3.2 million in proceeds from the sale of property, plant and equipment. See Part IV, Note 4 of this Annual Report in relation to these transactions.

Net cash used in investing activities of $81.6 million for fiscal 2024 consisted of capital expenditures of $59.4 million (including approximately $38.5 million to support the growth of operations and $20.9 million for maintenance expenditures), $12.9 million used in the acquisition of three retail propane businesses, $12.2 million used to fund additional investments in our unconsolidated affiliates, partially offset by $2.9 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities of $66.7 million for fiscal 2025 reflected $84.2 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2024 and first three quarters of fiscal 2025, $1.8 million in net repayments of borrowings under our Revolving Credit Facility, as well as other financing activities of $4.2 million. This was offset to an extent by $23.5 million in net proceeds raised from the issuance of Common Units under our ATM equity program.

Net cash used in financing activities of $72.5 million for fiscal 2024 reflected $83.1 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2023 and first three quarters of fiscal 2024, $19.0 million in net borrowings under our Revolving Credit Facility, $3.7 million in debt origination costs related to the refinancing of our Credit Agreement in March 2024 and other financing activities of $4.7 million.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 27, 2025, our long-term debt consisted of $350.0 million in aggregate principal amount of 5.875% Senior Notes due March 1, 2027, $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 and $149.2 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Credit Agreement. See Part IV, Note 10 of this Annual Report.

The aggregate amounts of long-term debt maturities subsequent to September 27, 2025 are as follows: fiscal 2026: $-0-; fiscal 2027: $499.2 million (includes $149.2 million outstanding under the Revolving Credit Facility); fiscal 2028: $-0- ; fiscal 2029: $11.7 million; fiscal 2030: $12.3 million; and thereafter: $706.6 million. Our Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our credit agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted

Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the fiscal years ended September 27, 2025 and September 28, 2024 was as follows:

(Dollars in thousands)
	Fiscal	Fiscal
	2025	2024
Total debt	$1,229,845	$1,231,645
Less: cash and cash equivalents (1)	(405)	(3,219)
Total debt, less cash and cash equivalents	$1,229,440	$1,228,426

Adjusted EBITDA	$278,028	$250,043
Compensation costs recognized under Restricted Unit Plan	7,775	8,191
Other (2)	542	—
Adjusted EBITDA for use in calculation	$286,345	$258,234

Total Consolidated Leverage Ratio	4.29 x	4.76 x
(1)
Effective with the execution of the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.
(2)
Represents pro forma adjustments for acquisitions completed during the reporting period, as provided for under the Credit Agreement.

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

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. We made contribution payments to the defined benefit pension plan of $4.0 million in each of fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of September 27, 2025 and September 28, 2024, the plan’s projected benefit obligation exceeded the fair value of plan assets by $9.6 million and $12.6 million, respectively. The net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $3.0 million during fiscal 2025, which was primarily attributable to the contributions made during the year, coupled with the impact of the increase in the discount rate used in measuring the benefit obligation, partially offset by benefits paid. During fiscal 2026, we expect to contribute approximately $4.0 million to the defined benefit pension plan.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. For purposes of measuring the projected benefit obligation as of September 27, 2025 and September 28, 2024, we used a discount rate of 5.00% and 4.625%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations. With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.

During fiscal 2025, lump sum pension settlement payments of $3.4 million exceeded the interest and service cost components of the net periodic pension cost of $2.6 million. As a result, we recorded a non-cash settlement charge of $0.5 million during fiscal 2025, in order to accelerate recognition of a portion of cumulative unamortized losses. Similarly, during fiscal 2024, lump sum pension settlement payments of $3.9 million exceeded the interest and service cost components of the net periodic pension cost of $3.2 million. As a result, we recorded a non-cash settlement charge of $0.6 million during fiscal 2024, also in order to accelerate recognition of a portion of cumulative unamortized losses. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost.

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

Contractual and Other Obligations

The following table summarizes payments due under our known contractual and other obligations as of September 27, 2025:

(Dollars in thousands)
						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2031 and
	2026	2027	2028	2029	2030	thereafter
Long-term debt obligations	$—	$499,200	$—	$11,707	$12,352	$706,586
Interest payments	71,742	49,159	36,935	36,614	35,952	38,933
Operating lease obligations (a)	40,580	29,883	24,051	17,415	10,456	18,770
Self-insurance obligations (b)	12,891	10,766	8,244	6,000	3,262	15,308
Pension contributions (c)	4,000	4,000	4,000	2,500	—	—
Other obligations (d)	33,782	13,092	7,340	2,816	2,786	12,946
Total	$162,995	$606,100	$80,570	$77,052	$64,808	$792,543
(a)
Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.4 million, $2.9 million, $2.4 million, $1.7 million, $1.0 million and $4.2 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)
Amounts represent estimated funding contributions for our pension plan.
(d)
These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and incentive benefits, as well as other contractual obligations.

Additionally, we have standby letters of credit in the aggregate amount of $26.4 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 30, 2026.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 83% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $44.6 million, $44.3 million and $41.7 million for fiscal 2025, 2024 and 2023, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 27, 2025 are presented in the table above.

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2032, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $43.1 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 27, 2025 and September 28, 2024.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 27, 2025, we were not party to any interest rate swap agreement.

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

a.
The fair value of open positions as of September 27, 2025.
b.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 27, 2025, indicates an immaterial net change in the fair value of our open positions. See also Item 7A of this Annual Report. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2025
Revenues	$373,329	$587,663	$260,150	$211,376	$1,432,518
Costs of products sold	147,162	242,362	99,559	74,623	563,706
Operating income (loss)	59,062	158,413	5,591	(16,755)	206,311
Net income (loss)	19,420	137,121	(14,835)	(35,136)	106,570
Net income (loss) per Common Unit - basic (a)	$0.30	$2.11	$(0.23)	$(0.53)	$1.64
Net income (loss) per Common Unit - diluted (a)	$0.30	$2.10	$(0.23)	$(0.53)	$1.62

Cash provided by (used in):
Operating activities	8,782	40,102	95,543	41,829	186,256
Investing activities	(74,515)	(22,611)	(17,795)	(13,334)	(128,255)
Financing activities	67,645	(22,523)	(82,446)	(29,420)	(66,744)
EBITDA (b)	$56,694	$175,284	$23,023	$1,224	$256,225
Adjusted EBITDA (b)	$75,301	$175,044	$27,019	$664	$278,028
Retail gallons sold
Propane	105,739	162,027	71,913	60,817	400,496
Fuel oil and refined fuels	4,367	7,760	2,522	1,841	16,490

Fiscal 2024
Revenues	$365,834	$498,087	$254,610	$208,641	$1,327,172
Costs of products sold	153,053	190,120	94,400	84,623	522,196
Operating income (loss)	48,748	136,860	8,190	(22,548)	171,250
Net income (loss)	24,454	111,500	(17,191)	(44,589)	74,174
Net income (loss) per Common Unit - basic (a)	$0.38	$1.73	$(0.27)	$(0.69)	$1.15
Net income (loss) per Common Unit - diluted (a)	$0.38	$1.72	$(0.27)	$(0.69)	$1.14

Cash provided by (used in):
Operating activities	(12,775)	75,149	61,433	36,778	160,585
Investing activities	(13,914)	(16,820)	(29,252)	(21,658)	(81,644)
Financing activities	30,614	(57,152)	(31,806)	(14,157)	(72,501)
EBITDA (b)	$59,288	$148,176	$17,860	$(8,851)	$216,473
Adjusted EBITDA (b)	$75,232	$147,022	$27,035	$754	$250,043
Retail gallons sold
Propane	106,545	140,243	71,737	59,733	378,258
Fuel oil and refined fuels	5,256	6,992	2,645	1,968	16,861

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2025
Net income (loss)	$19,420	$137,121	$(14,835)	$(35,136)	$106,570
Add:
Provision for (benefit from) income taxes	563	(4)	242	547	1,348
Interest expense, net	19,612	20,567	18,881	17,205	76,265
Depreciation and amortization	17,099	17,600	18,735	18,608	72,042
EBITDA	56,694	175,284	23,023	1,224	256,225
Equity in losses and impairment charges for investments in unconsolidated affiliates	22,241	504	627	6,519	29,891
Pension settlement charge	—	—	450	78	528
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(3,634)	(744)	2,919	(963)	(2,422)
Reversal of the earnout reserve established in connection with the RNG Acquisition	—	—	—	(6,194)	(6,194)
Adjusted EBITDA	$75,301	$175,044	$27,019	$664	$278,028

Fiscal 2024
Net income (loss)	$24,454	$111,500	$(17,191)	$(44,589)	$74,174
Add:
Provision for income taxes	249	32	243	210	734
Interest expense, net	18,192	19,919	18,429	18,050	74,590
Depreciation and amortization	16,393	16,725	16,379	17,478	66,975
EBITDA	59,288	148,176	17,860	(8,851)	216,473
Unrealized non-cash losses (gains) on changes in fair value of derivatives	10,786	(5,868)	3,161	6,519	14,598
Equity in losses of unconsolidated affiliates	5,158	4,499	5,464	2,998	18,119
Pension settlement charge	—	—	550	88	638
Loss on debt extinguishment	—	215	—	—	215
Adjusted EBITDA	$75,232	$147,022	$27,035	$754	$250,043

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 27, 2025. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that as of September 27, 2025, such disclosure controls and procedures were effective to provide the reasonable assurance level described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 27, 2025 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 27, 2025. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 27, 2025, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 26, 2025 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended September 27, 2025, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), adopted or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) and (c) of Regulation S-K):

•
On August 14, 2025, Matthew J. Chanin, the Chairman of our Board of Supervisors and Chair of the Nominating/Governance Committee of our Board, entered into a Rule 10b5-1 Plan. Mr. Chanin’s plan provides for the sale of a maximum of 10,000 Common Units, and expires on May 29, 2026, or upon the earlier completion of all authorized transactions under the plan.

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

Three Supervisors, who are not officers or employees of the Partnership or its subsidiaries, currently serve on the Audit Committee with authority to review, approve or ratify, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to the Partnership. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to the Partnership, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) the integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations (including those related to artificial intelligence and cybersecurity), and its code of conduct; (iii) the Partnership’s major financial risk exposure and the steps management has taken to monitor and mitigate such risks; (iv) review and approval of related person transactions; (v) the engagement, independence, qualifications, compensation and performance of the independent registered public accounting firm, including an evaluation of the lead audit partner; (vi) the performance of the internal audit function; and (vii) financial reporting and accounting complaints.

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

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 26, 2025. Officers are appointed by the Board of Supervisors for one‑year terms and Supervisors (other than those elected by the Board to fill vacancies) are elected by the Unitholders for three‑year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	56	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Kuglin	55	Chief Financial Officer
Douglas T. Brinkworth	64	Senior Vice President – Product Supply, Purchasing & Logistics
Alejandro Centeno	53	Senior Vice President – Operations
Neil E. Scanlon	60	Senior Vice President – Information Services
Daniel S. Bloomstein	52	Vice President, Controller and Chief Accounting Officer
Francesca Cleffi	55	Vice President – Human Resources
M. Douglas Dagan	46	Vice President, Strategic Initiatives – Renewable Energy
A. Davin D’Ambrosio	61	Vice President and Treasurer
Elmer Dante	65	Vice President – Tax
Bryon L. Koepke	53	Vice President – General Counsel and Secretary
Keith P. Onderdonk	61	Vice President – Operational Support
Craig Palleschi	45	Vice President – Renewable Natural Gas Operations
Nandini Sankara	46	Vice President – Marketing, Brand Strategy, and Spokesperson
Matthew J. Chanin	71	Member of the Board of Supervisors (Board Chair and Chair of Nominating/Governance Committee)
Amy M. Adams	60	Member of the Board of Supervisors
Terence J. Connors	71	Member of the Board of Supervisors (Chair of the Audit Committee)
William M. Landuyt	70	Member of the Board of Supervisors
Harold R. Logan, Jr.	81	Member of the Board of Supervisors
Rommel M. Oates	46	Member of the Board of Supervisors
Jane Swift	60	Member of the Board of Supervisors (Chair of the Compensation Committee)

Mr. Stivala has served as our President since April 2014 and as our Chief Executive Officer since September 2014. Mr. Stivala has served as a Supervisor since November 2014. From November 2009 until March 2014 he was our Chief Financial Officer, and, before that, our Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that, he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice. Mr. Stivala currently serves on the Board of Directors of Independence Hydrogen Inc., in which we currently own a 19% equity stake; Nu:ionic Technologies Inc., in which we own a minority equity stake; and Oberon Fuels, Inc., in which we currently own a 38% equity stake. In addition, Mr. Stivala is the Chairperson of the New Jersey Regional Council of the American Red Cross and a member of the Global Industry Council of the World LPG Association.

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

Mr. Dagan has served as our Vice President, Strategic Initiatives – Renewable Energy since March 2021. Prior to joining the Partnership, he was a senior associate at the law firm of Bevan, Mosca, & Giuditta, P.C., and the Director of Public Affairs and Government Relations for the firm’s affiliate, bmgstrategies, since 2018. Prior to that, Mr. Dagan was engaged in the practice of law at the Law Practice of M. Douglas Dagan since 2013. Mr. Dagan’s practice over his career has focused on advising companies on the development of renewable energy projects, environmental management, advocating for environmental and renewable energy policies, and supporting climate change strategies and initiatives. Mr. Dagan currently serves on the Board of Directors of Independence Hydrogen Inc., in which we currently own a 19% equity stake; and Nu:ionic Technologies Inc., in which we own a minority equity stake.

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

Mr. Koepke has served as our Vice President – General Counsel and Secretary since October 2019, after serving as our Vice President – Deputy General Counsel and Assistant Secretary since March 2019. Prior to joining the Partnership, Mr. Koepke served as Senior Vice President, Chief Securities Counsel for Avis Budget Group, Inc., from October 2011 until March 2019. Prior to that, Mr. Koepke served as Corporate Counsel – Securities for Caterpillar Inc. and its wholly-owned subsidiary, Caterpillar Financial Services Corp. from May 2003 to October 2011 and as a senior attorney advisor for the U.S. Securities and Exchange Commission from May 2001 to May 2003. Mr. Koepke is also the former President and current member of the Board of Directors for the Association of Corporate Counsel New Jersey.

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

Ms. Sankara has served as our Vice President – Marketing, Brand Strategy and Spokesperson since November 2021 and before that was our Assistant Vice President – Marketing & Brand Strategy since May 2017. Prior to joining Suburban Propane, she held several leadership positions in her career, including Global Customer Experience, Market Intelligence, and Product Management with Sealed Air Corporation from September 2011 to December 2016. Prior to that, Ms. Sankara served as the Director and Head of Marketing & Brand with Aetna from April 2009 to September 2011. Ms. Sankara also served in several global marketing positions with Pitney Bowes from January 2001 to December 2009.

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

Ms. Adams has served as a Supervisor since May 2023. From March 2023 to April 1, 2025, Ms. Adams served as Vice President of Government Partnerships and Funding at Cummins Inc., where she focused on private-public collaboration building in the zero emissions space. Prior to that, Ms. Adams served as Vice President, Fuel Cell and Hydrogen Technologies, overseeing Cummins’ hydrogen investments and partnerships. Ms. Adams worked for Cummins Inc. from January 1995 to April 2025 and served in several senior leadership positions within the company that enabled her to build an extensive background in emerging energy solutions, including hydrogen fuel cell and electrolyzer technologies, strategic growth and market development initiatives and launching new generations of emission solutions in Cummins’ global markets. Ms. Adams has led complex businesses on three continents, enabling her to build a truly global perspective. From June 1988 to December 1995, Ms. Adams served in various management positions within Ameritech Corporation (now known as AT&T Teleholdings Inc.). From June 2020 to April 2025, Ms. Adams served on the Management Board of the Hydrogen Council, a global CEO-led initiative aimed at fostering the clean energy transition and from June 2021 to June 2023 she served as a co-chair of the Management Board. Ms. Adams also served on the Board of the Fuel Cell and Hydrogen Energy Association (FCHEA) from December 2023 to April 2025. From September 2018 until September 2024, Ms. Adams also served as a National Board Member for Girls Inc., a non-profit organization that encourages and mentors young women as they work to navigate economic, gender and social barriers. Ms. Adams currently sits on the Purdue University President’s Council Advisory Board.

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

Mr. Logan has served as a Supervisor since March 1996 and served as Chairman of the Board of Supervisors from January 2007 until December 31, 2020. Mr. Logan co-founded, and from 2006 to May 2018 served as a Director of Basic Materials and Services LLC, an investment company that, until it went inactive in May 2018, invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President – Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Through October 2021, Mr. Logan was a Director of Cimarex Energy Co. prior to its merger with Cabot Oil & Gas Corp.; through May 2019, was a Director of InfraREIT, Inc., which was acquired by Oncor Electric Delivery Company LLC and Sempra Energy in May 2019; and through May 2017, was a Director of Graphic Packaging Holding Company.

Over the past forty-plus years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance. Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies. Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as a Supervisor. Since 1996, Mr. Logan has been a director of ten public companies and has served on audit, compensation and governance committees.

Mr. Oates has served as a Supervisor since May 2023. In 2015, Mr. Oates founded and currently serves as the Chairman and Chief Executive Officer of Oates Energy Solutions LLC, a privately owned energy and technology value-creation services company. Since 2020, Mr. Oates has also served as Chief Executive Officer of Refinery Calculator Inc., which is a global refining, energy, chemicals, emissions and hydrogen market intelligence cloud-based software and data platform. From 2015 to 2018, Mr. Oates served in several executive leadership roles in sales, marketing and commercial development within True North Venture Partners (an Ahearn, Walton, Cox family limited partnership entity), as well as within one of their portfolio companies, Aquahydrex Pty Ltd. From 2008 to 2015, Mr. Oates held several leadership positions within Praxair Inc. (now Linde PLC), most recently as Global Director of Hydrogen and Carbon Monoxide product management, where he was accountable for the overall profitability management functions for large-scale hydrogen pipeline and storage assets, as well as carbon monoxide, liquid methane, methanol and formalin business units. From 2000 to 2003, Mr. Oates founded and operated Oates Consulting Company, where he consulted on hydrogen storage business development. Since 2022, Mr. Oates has served as an independent director of the Board of Directors, as well as a member of the Nominating, Governance and Sustainability Committee of its Board of Directors for Summit Midstream Corporation, which owns, develops and operates midstream energy infrastructure assets in the continental United States. Since 2014, Mr. Oates has also served as a Board member for the International Association of Hydrogen Energy and has secured over 16 hydrogen technology, purification and storage patents.

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

Ms. Swift has served as a Supervisor since April 2007. In August 2025, Ms. Swift was appointed Chief Executive Officer of Education at Work, a not-for-profit educational institution, which is a partner of the American Student Assistance and partners with industry and higher education institutions to prepare students for current and future careers through a work-based learning model. From

November 2023 until August 2025, Ms. Swift served as President of Education at Work. From July 2022 until October 2023, Ms. Swift served as an Operating Partner for Vistria Group, a private investment firm operating at the intersection of purpose and profit. Ms. Swift previously served as President and Executive Director of LearnLaunch Institute, a not-for-profit educational institution in Boston, Massachusetts; as Executive Chair of Ultimate Medical Academy, a not-for-profit healthcare educational institution with a national presence; as the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products; as Senior Vice President at ConnectEDU Inc., a private education technology company; as the founder of WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies; and as a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001. In July 2022, Ms. Swift became the founder and President of Cobble Hill Farm Education & Rescue Center, which is a non-profit organization that provides animal rescue and education programs. From October 2023 to September 2025, Ms. Swift was served on the National Association Governing Board and currently serves as a member of the George W. Bush Institute Advisory Council, the Innovation Advisory Council of Boston College High School’s Shields Center for Innovation and as a board member of the Hunt Institute. She has previously served on the boards of both public and private companies in the education space, including K12, Inc., Animated Speech Company, Sally Ride Science Inc., Teachers of Tomorrow and eDynamics Learning.

Ms. Swift’s qualifications to sit on our Board, and serve as Chair of its Compensation Committee, include her strong experience in public policy and government, and her extensive knowledge of regulatory matters arising from her fifteen years in state government.

Codes of Ethics and of Business Conduct

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and a Code of Business Conduct that applies to all of our employees, officers and Supervisors. A copy of our Code of Ethics and our Code of Business Conduct is available without charge on our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. Any amendments to, or waivers from, provisions of our Code of Ethics or our Code of Business Conduct will be posted on our website.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines and Principles in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. In addition, we have adopted certain Corporate Governance Policies, including an Equity Holding Policy for Supervisors and Executives and an Incentive Compensation Recoupment Policy and a Clawback Policy, as well as a Policy on Insider Trading. A copy of our Corporate Governance Guidelines and Principles, as well as a copy of the Corporate Governance Policies, is available without charge on our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. A copy of our Policy on Insider Trading is filed as an exhibit to this Annual Report on Form 10-K.

Audit Committee Charter

We have adopted a written Audit Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. The Audit Committee Charter is reviewed periodically to ensure that it meets all applicable legal and NYSE listing requirements. A copy of our Audit Committee Charter is available without charge on our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

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

During fiscal 2025 and fiscal 2024, the Compensation Committee independently retained Willis Towers Watson, a human resources consulting firm, to assist the Compensation Committee in developing certain components of the compensation packages for the Partnership’s executive officers. See Item 11 of this Annual Report, below.

We have adopted a Compensation Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. A copy of our Compensation Committee Charter is available without charge on our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

Nominating/Governance Committee Charter

The Nominating/Governance Committee participates in Board succession planning and development, and identifies individuals qualified to become Board members; recommends to the Board the persons to be nominated for election as Supervisors at any Tri-Annual Meeting of the Unitholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board; identifies and recommends to the Board the individual members of the Board to serve as members of the various committees of the Board; develops and recommends to the Board changes to the Partnership’s Corporate Governance Guidelines & Principles, when appropriate; and oversees the evaluation of the Board and its committees. The Committee’s current members are Matthew J. Chanin (its Chair), Amy M. Adams, Terence J. Connors, William M. Landuyt, Harold R. Logan, Jr., Rommel M. Oates and Jane Swift, all of whom are independent in accordance with our Corporate Governance Guidelines & Principles and the rules of the NYSE.

We have adopted a written Nominating/Governance Committee Charter. A copy of our Nominating/Governance Committee Charter is available without charge on our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December. In December 2024, our Chief Executive Officer, Michael A. Stivala, submitted his Annual CEO Certification to the NYSE without qualification.

Delinquent Section 16(a) Reports

The Form 5 reflecting the sale of units by Harold R. Logan, Jr., a member of the Board of Supervisors, on April 12, 2024, was not filed until March 13, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation philosophy, policies and practices with respect to those executive officers of the Partnership identified below whom we collectively refer to as our “named executive officers”:

Name	Position
Michael A. Stivala	President and Chief Executive Officer
Michael A. Kuglin	Chief Financial Officer
Douglas T. Brinkworth	Senior Vice President – Product Supply, Purchasing and Logistics
Neil E. Scanlon	Senior Vice President – Information Services
Bryon L. Koepke*	Vice President – General Counsel & Secretary

*Commencing with fiscal 2025, Mr. Koepke replaces Mr. Steven Boyd, our former Chief Operating Officer, as one of our named executive officers.

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

Role of the President and Chief Executive Officer

The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments, grants of awards under our Restricted Unit Plan and Phantom Equity Plan, and other adjustments to the compensation packages of the executive officers, other than for himself, to the Committee based on market conditions, the Partnership’s performance and individual performance. When recommending individual pay adjustments for the executive officers, our President and Chief Executive Officer provides the Committee with information comparing each executive officer’s current compensation to relevant benchmark data for comparable positions.

Role of Outside Consultants

Prior to each Committee meeting at which executive compensation packages are reviewed, members of the Committee are provided with benchmarking data from the Mercer Human Resource Consulting, Inc. (“Mercer”) database for comparison. The Committee’s sole use of the Mercer database is to compare and contrast our executive officers’ current base salaries, total cash compensation opportunities and total direct compensation to the data provided in the Mercer benchmarking database, which is derived from a proprietary database of surveys from over 2,849 organizations and 1,652 positions that may or may not include similarly-sized national propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to that of the Partnership. There was no formal consultancy role played by Mercer. Therefore, prior to the Committee’s meetings, neither the Committee members nor our President and Chief Executive Officer met with representatives from Mercer.

In addition to using the benchmarking data from the Mercer database, the Committee has utilized, since fiscal 2013, the services of Willis Towers Watson (“WTW”), a human resource consulting firm, in developing compensation packages for each of our named executive officers and our other executive officers. Because the Committee has followed an informal policy of only considering increases to executive base salaries every two years, the Committee commissions WTW to update their benchmarking study every two years. The Committee has also engaged the services of WTW in evaluating other aspects of executive compensation packages on a periodic basis, including the design of incentive compensation plans and other perquisites. WTW benchmarks the base salaries, total cash compensation opportunities and total direct compensation of our executive officers in comparison to comparable positions, using market data for similarly sized companies which were collected by WTW from multiple survey sources across several industries, inclusive of other energy companies in the United States. The Committee engaged WTW in 2021 to provide benchmarking data in reviewing and establishing executive compensation for fiscal 2022 and for fiscal 2023, and again in 2023 to evaluate executive compensation for fiscal 2024 and for fiscal 2025.

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

The Annual Compensation Decision Making Process

Fiscal 2025 Committee Meetings

The Committee usually holds three regularly scheduled meetings during the fiscal year: one in October or November, one in January and one in July, and may meet at other times during the year as warranted. During fiscal 2025, the Committee chose to meet in November, January, May and July. The Committee finalized the fiscal 2025 compensation packages for our named executive officers at its November 12, 2024 meeting.

As in past fiscal years and as referred to above, the Committee was provided with a comprehensive analysis of each executive officer’s past and current compensation - including benchmarking data for comparison - to enable it to assess and determine each executive officer’s compensation package for fiscal 2025. Prior to making its decisions regarding each named executive officer’s fiscal 2025 compensation package, the Committee reviewed the total cash compensation opportunity that was provided to each named executive officer during the previously completed fiscal year compared to the total mean cash compensation opportunity for the parallel position in the Mercer benchmarking database and to the recommendations and benchmarking data provided by WTW in fiscal 2023.

Our Approach to Setting Compensation Packages

Although the Committee has adopted an informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances warrant adjustments at a different time), each year the Committee conducts a review of the compensation packages of all of our executive officers. As described below, our executive compensation philosophy emphasizes pay-for-performance in allocating components of total compensation, which supports the informal policy of only adjusting base pay every other year. In reviewing and determining the compensation packages of our named executive officers, the Committee considers a number of factors related to each executive, including, but not limited to, years of experience in current position, scope and level of responsibility, influence over the affairs of the Partnership and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive and from year to year. Therefore, different weights may be given to different components of compensation among each of our named executive officers. As a result of this informal policy, the Committee did not consider making adjustments to the base salaries of our named executive officers for fiscal 2025.

The benchmarking data reviewed by the Committee is just one of a number of factors considered in making executive compensation decisions, but, in some cases, is not necessarily the most persuasive factor. The Committee compared total cash compensation opportunities (comprising base salary, annual cash bonuses and distribution equivalent rights payments) to the 50th percentile of total cash compensation opportunities for the parallel positions in both the Mercer benchmarking database and the market data provided by WTW. The Committee compared the total direct compensation, which includes the total cash compensation opportunity plus long-term incentives (inclusive of cash-settled long-term incentives and grants under the Restricted Unit and Phantom Equity Plans) to the 75th percentile of the Mercer benchmarking database and the WTW benchmarking study. The Committee seeks to establish an overall compensation package for each of our executive officers that provides a competitive base salary, the opportunity to earn annual cash bonuses based on annual performance targets, with the goal of establishing a total cash compensation opportunity that reflects the 50th percentile of the relevant benchmark data. The annual total cash compensation opportunity is supplemented with targeted long-term incentive opportunities, in the form of long-term performance-based awards under our Long-Term Incentive Plan and grants of awards under our Restricted Unit Plan and Phantom Equity Plan, to establish the target total direct compensation for each executive officer.

Compensation Peer Group

The Committee bases its benchmarking on the market data provided by Mercer and WTW, derived from companies of a size similar to that of the Partnership, and does not rely solely on a peer group of other propane marketers. The Committee takes this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises seeking similarly skilled employees requires a broader review of the market. Furthermore, similarly sized propane marketers (of which there are only two) compete for executives in different economic environments and have different ownership structures which may influence the comparability of compensation data for executive officer positions. This benchmarking approach has been in place for a number of years.

Executive Compensation Philosophy

Overview

Our executive compensation program is underpinned by two core objectives:

•
To attract and retain talented executives who have the skills and experience required to achieve our goals; and
•
To align the short-term and long-term interests of our executive officers with those of our Unitholders.

We accomplish these objectives by providing our executive officers with compensation packages that incorporate a competitive base salary combined with the opportunity to earn both short-term and long-term cash incentives based on the achievement of short-term and long-term performance objectives under a pay-for-performance compensation philosophy. Recognizing that certain external factors, such as the severity and unpredictability of winter weather patterns, may have a significant influence on annual financial performance in any given year, the Committee evaluates additional factors in determining the amount of incentive compensation earned. We also provide our executive officers with equity-based compensation opportunities that are intended to align their interests with those of our Unitholders. Various components of compensation provided to our executive officers are specifically linked to either short-term or long-term performance measures and encourage equity ownership in the Partnership. Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achievement of this goal.

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

Pay Mix

Under our compensation structure, each named executive officer’s “total cash compensation opportunity” consists of a mix of base salary, annual cash bonus, the eligibility to participate in our Long-Term Incentive Plan for the potential to earn cash-settled long-term incentives, grants of phantom units under our Phantom Equity Plan, and distribution equivalent rights payments. In addition to the total cash compensation opportunity, each named executive officer is eligible to receive grants of restricted units under our Restricted Unit Plan, which, when combined with the total cash compensation opportunity, represents our named executive officers’ “total direct compensation opportunity.” This “mix” varies depending on his or her position, and the level of influence and line of sight to the activities that can help achieve the incentive targets. The base salary for each executive officer is the only fixed component of compensation, and the Restricted Unit Plan awards are the only non-cash compensation component. The annual cash incentives and cash-settled long-term incentive compensation are dependent upon achievement of certain performance measures.

In allocating among these components, in order to align the interests of our senior executive officers - the executive officers having the greatest ability to influence our performance - with the interests of our Unitholders, the Committee considers it crucial to emphasize the performance-based elements of the total cash compensation opportunities provided to them. Therefore, during fiscal 2025, 58% of our President and CEO’s and at least 37% of our other named executive officers’ total cash compensation opportunity was performance-based under our annual cash bonus and long-term incentive plans, neither of which provide for guaranteed minimum payments.

In reviewing and establishing compensation packages for our named executive officers for fiscal 2025, at its meeting on November 12, 2024, the Committee reviewed the benchmarking study provided by WTW in fiscal 2023, as well as the 2024 Mercer benchmark database. Specifically, both data sources were used to consider possible base salary adjustments, as well as the target grant values of the non-cash Restricted Unit Plan and the cash-settled Phantom Equity Plan that were awarded to our named executive officers and certain other executive officers as part of their overall compensation packages for fiscal 2025. No adjustments to the base salaries of our named executive officers were made for fiscal 2025.

The following table summarizes each of the components of total cash compensation as a percentage of each named executive officer’s total cash compensation opportunity for fiscal 2025, as well as the total cash compensation opportunity and the non-cash Restricted Unit Plan, and cash-settled Phantom Equity Plan, grants each as a percentage of the total direct compensation opportunity for fiscal 2025:

Name	Base Salary	Cash Bonus Target	Cash-Settled Long-Term Incentive	Cash-Settled Phantom Equity Plan Grants	Distribution Equivalent Rights	Total Cash Compensation Opportunity as a Percentage of Total Direct Compensation	Non-Cash Restricted Unit Plan Grants as a Percentage of Total Direct Compensation
Michael A. Stivala	28%	33%	25%	9%	5%	82%	18%
Michael A. Kuglin	28%	22%	17%	25%	8%	83%	17%
Douglas T. Brinkworth	27%	22%	16%	27%	8%	82%	18%
Neil E. Scanlon	27%	21%	16%	28%	8%	82%	18%
Bryon L. Koepke	29%	23%	17%	24%	7%	84%	16%

Total Direct Compensation for Our President and Chief Executive Officer

Mr. Stivala has been the Partnership’s President and Chief Executive Officer since September 2014 and has navigated the Partnership through an extraordinarily challenging operating environment during his tenure, while also beginning to shift the strategic focus of the Partnership toward the building of a renewable energy platform. The Committee reviews the total direct compensation opportunity for our President and Chief Executive Officer on an annual basis, comparing his total cash compensation opportunity and total direct compensation opportunity to relevant benchmark data, and has established a compensation philosophy to target a range of 45% to 50% of his total direct compensation to be “at risk” under the Committee’s pay-for-performance philosophy.

At its November 7, 2023 meeting, the Committee reviewed a detailed benchmarking analysis of the components of total direct compensation for our President and Chief Executive Officer prepared by WTW in fiscal 2023 while making decisions regarding Mr. Stivala’s fiscal 2024 compensation package. The Committee acknowledged that there was a significant shortfall in the total cash compensation opportunity for Mr. Stivala compared to the 50th percentile of the benchmark total cash compensation opportunity, as well as in comparison of the total direct compensation opportunity compared to the 75th percentile of the relevant benchmark, and made adjustments to his base salary in fiscal 2024 in order to help close the gap on the perceived shortfall to the relevant benchmark No adjustments were made to Mr. Stivala’s base salary for fiscal 2025. Mr. Stivala’s total cash compensation opportunity for fiscal 2025 and 2024 was reflective of the 50th percentile for the relevant benchmark, and the percentage of “at risk” compensation compared to total direct compensation for fiscal 2025 and fiscal 2024 was 48% and 47%, respectively.

The following table summarizes the total direct compensation opportunity for our President and Chief Executive Officer for fiscal 2025 and fiscal 2024:

Components of Total Direct Compensation	Fiscal 2025 Total Direct Compensation	Fiscal 2024 Total Direct Compensation
Base Salary	$910,000	$910,000
Annual Bonus Target %	120%	120%
Annual Bonus Target $	$1,092,000	$1,092,000
Distribution Equivalent Rights Payments	$167,894	$165,407
Total Cash Compensation Opportunity	$2,169,894	$2,167,407
LTIP Target $	$819,000	$819,000
Restricted Unit Plan Award $	$710,084	$813,968
Phantom Equity Plan Award $	$295,250	$236,200
Total Direct Compensation Opportunity	$3,994,228	$4,036,575
Performance-Based % of Total Direct Compensation Opportunity	48%	47%

Components of Compensation

Base Salary

Consistent with the process outlined in the section above titled “The Annual Compensation Decision Making Process,” at its November 12, 2024 meeting, the Committee followed its informal policy of considering adjustments to the base salaries of our named executive officers every two years (unless specific circumstances were deemed by the Committee to necessitate a base salary adjustment) and, as a result, the Committee did not make base salary adjustments for any of our named executive officers for fiscal 2025.

The following base salaries were in effect during fiscal 2025 and fiscal 2024 for our named executive officers:

Name	Fiscal 2025 Base Salary	Fiscal 2024 Base Salary
Michael A. Stivala	$910,000	$910,000
Michael A. Kuglin	$495,000	$495,000
Douglas T. Brinkworth	$445,000	$445,000
Neil E. Scanlon	$390,000	$390,000
Bryon L. Koepke	$360,000	$360,000

The base salaries paid to our named executive officers in fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “Salary” in the Summary Compensation Table below.

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

Fiscal 2025 Annual Cash Bonus

For fiscal 2025, our Budgeted EBITDA was $283.0 million. Our Actual Adjusted EBITDA was such that each of our executive officers earned 94% of his or her target cash bonus for the performance-based component of the annual cash bonus plan. During the previous two fiscal years, our Actual Adjusted EBITDA was such that each of our named executive officers earned 77% and 100% of his target cash bonus for fiscal 2024 and fiscal 2023, respectively. Additionally, for fiscal 2025, fiscal 2024 and fiscal 2023, based on the Committee’s evaluation of the qualitative scorecard-based components discussed above, the Committee awarded each of our named executive officers 6%, 0% and 25%, respectively, of the target cash bonuses for the scorecard-based component of the annual cash bonus plan. Accordingly, each of our named executive officers earned a total annual cash bonus of 100%, 77% and 125% of his target cash bonus for fiscal 2025, 2024 and 2023, respectively. Annual cash bonuses, if earned, are paid in the first quarter of the following fiscal year.

The fiscal 2025 target cash bonus established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2025 are summarized as follows:

Name	Fiscal 2025 Target Cash Bonus as a Percentage of Base Salary	Fiscal 2025 Target Cash Bonus	Fiscal 2025 Actual Cash Bonus Earned at 100%
Michael A. Stivala	120%	$1,092,000	$1,092,000
Michael A. Kuglin	80%	$396,000	$396,000
Douglas T. Brinkworth	80%	$356,000	$356,000
Neil E. Scanlon	80%	$312,000	$312,000
Bryon L. Koepke	80%	$288,000	$288,000

The Use of Discretion

The Committee retains the right to exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular named executive officer, upon the recommendation of our President and Chief Executive Officer, or to the named executive officers as a group, when the Committee determines that an adjustment is warranted. The Committee did not exercise this authority in fiscal 2025, fiscal 2024 or fiscal 2023.

If the Committee were to exercise its discretionary authority, any such discretionary bonuses provided to our named executive officers would be reported in the column titled “Bonus” in the Summary Compensation table below. The bonus payments earned by our named executive officers under the annual cash bonus plan for fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Long-Term Incentive Plan

As result of a study completed by WTW, the Committee adopted our 2021 Long-Term Incentive Plan (the “LTIP”) to complement the annual cash bonus plan, which focuses on our short-term performance goals. The LTIP is a cash-settled phantom unit plan that is designed to motivate our executive officers to focus on our long-term financial goals and operating and strategic objectives. Under the LTIP, performance is assessed over a three-year measurement period and, as such, at the beginning of each fiscal year, there are three active award cycles. For example, at the beginning of fiscal 2025 the active award cycles included: the fiscal 2023 award, which started at the beginning of fiscal 2023 and ended at the conclusion of fiscal 2025; the fiscal 2024 award, which started at the beginning of fiscal 2024 and will end at the conclusion of fiscal 2026; and the fiscal 2025 award, which started at the beginning of fiscal 2025 and will end at the conclusion of fiscal 2027. In order to determine if a payment is earned under the LTIP, performance is evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow, as defined in the LTIP, of the Partnership over the three-year measurement period (the “Average Distributable Cash Flow”); and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Committee, over the three-year measurement period (the “Operating/Strategic Objectives Component”), as further described below.

At its November 11, 2025 meeting, the Committee adopted amendments to the LTIP to incorporate a third measurement component for award cycles that will begin with the fiscal 2026 award cycle that starts at the beginning of fiscal 2026 and will end at the conclusion of fiscal 2028. Under the amended LTIP, performance will be evaluated using the following measurement components: (i) 50% weight based on the Average Distributable Cash Flow over the three-year measurement period; (ii) 25% weight based on the achievements under the Operating/Strategic Objectives Component; and (iii) 25% weight based on the level of Adjusted EBITDA generated by the Partnership’s renewable natural gas (“RNG”) business, as defined in the LTIP, over the three-year measurement period (the “EBITDA for the RNG Business Component”). In line with the Partnership’s long-term strategic initiatives, which include fostering the growth of the core propane business, while evaluating opportunities to make strategic investments in innovative renewable energy technologies and businesses, the Committee established this new measurement component to encourage behaviors that can lead to the long-term growth of the RNG business.

Performance Conditions for the LTIP

When approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale that will measure the Average Distributable Cash Flow component for the three-year measurement period. The target threshold for each fiscal year’s award cycle will represent a level of Average Distributable Cash Flow that reflects approximately 5% growth compared to the average distributable cash flow for the three years preceding the beginning of the respective award cycle, or some other target threshold, as determined by the Committee. For purposes of establishing the potential payout percentage for the Average Distributable Cash Flow component, the performance scale provides for a minimum threshold for Average Distributable Cash Flow that is approximately twenty percent (20%) below the target threshold and a maximum threshold that is approximately ten percent (10%) above the target threshold. For each $4 million decline in Average Distributable Cash Flow from the target threshold, the payout percentage opportunity decreases by five percent (5%) to an entry level threshold payout of 50%. For each $2 million increase in Average Distributable Cash Flow above the target threshold, the payout percentage opportunity increases by five percent (5%) to a maximum threshold payout of 150%. For illustrative purposes, the following table provides the potential payout percentages associated with various levels of Average Distributable Cash Flow for the three-year measurement period of the fiscal 2023 award, which ended at the end of fiscal 2025:

	Average Distributable Cash Flow Performance Scale for the Three-Year Measurement Period (thousands)	Payout Percentage
Maximum Threshold	$222,000	150%
	220,000	145%
	218,000	140%
	216,000	135%
	214,000	130%
	212,000	125%
	210,000	120%
	208,000	115%
	206,000	110%
	204,000	105%
Target Threshold	202,000	100%
	198,000	95%
	194,000	90%
	190,000	85%
	186,000	80%
	182,000	75%
	178,000	70%
	174,000	65%
	170,000	60%
	166,000	55%
Entry Level Threshold	$162,000	50%

The target thresholds for Average Distributable Cash Flow, established by the Committee for the fiscal 2024 award cycle and the fiscal 2025 award cycle were $207,000 and $193,000, respectively.

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

The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2023 LTIP award cycle:

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

The following are the Operating/Strategic Objectives set by the Committee for the fiscal 2024 and fiscal 2025 LTIP award cycle:

1.
Achievement of target consolidated leverage ratio between 3.5x and 4.0x (while making strategic investments in acquisitions);
2.
Customer base growth;
3.
Relative performance in absolute total return to Unitholders compared to the Alerian MLP Index; and
4.
Performance against our long-term strategic plan.

The Committee will use its discretion regarding how much weight to place on any one, or several, of the Operating/Strategic Objectives in determining the amount to award, if any, of the Operating/Strategic Objectives component in a range of zero to one hundred fifty percent (150%).

Beginning with the fiscal 2026 award cycle, when approving an award, at the beginning of that particular award’s three-year measurement period, the Committee will establish a performance scale that will measure the EBITDA for the RNG Business Component for the three-year measurement period. For purposes of establishing the potential payout percentage for the EBITDA for the RNG Business Component, the performance scale provides for an entry level threshold for EBITDA for the RNG Business that is approximately twenty percent (20%) below the target threshold and a maximum threshold that is approximately twenty percent (20%) above the target threshold.

Grant Process

At the beginning of each fiscal year, LTIP phantom unit awards are granted as a Committee-approved percentage of each named executive officer’s target cash bonus. In accordance with the terms of the LTIP, at the beginning of each three-year measurement period, the number of each named executive officer’s unvested LTIP phantom unit award was calculated by dividing their target LTIP amount (representing 75% of that named executive officer’s target cash bonus under the annual cash bonus plan) by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the three-year measurement period.

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

The fiscal 2023 award cycle concluded at the end of fiscal 2025. Our Average Distributable Cash Flow for the three-year measurement period for the fiscal 2023 award cycle was such that each of our executive officers earned 60% of the Average Distributable Cash Flow component. Additionally, for the fiscal 2023 award cycle, based on the Committee’s evaluation of the Operating/Strategic Objectives components discussed above, the Committee awarded each of our named executive officers 50% of the target payout for that component of the LTIP.

The actual payments to be made to each named executive officer in fiscal 2026 for the fiscal 2023 LTIP award cycle, which ended at the end of fiscal 2025, are summarized as follows:

Name	Fiscal 2023 LTIP Award Cycle Actual Cash Payments Earned
Michael A. Stivala	$550,778
Michael A. Kuglin	$201,503
Douglas T. Brinkworth	$179,111
Neil E. Scanlon	$156,732
Bryon L. Koepke	$118,245

Retirement Provision

The retirement provision applies to all LTIP participants who have been employed by the Partnership for ten years and have attained age 55. A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the remaining measurement period. At the conclusion of fiscal 2025, this retirement provision applied to awards held by Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon.

Outstanding Awards under the LTIP

The following are the quantities of unvested LTIP phantom units granted to our named executive officers during fiscal 2025 and fiscal 2024 that will be used to calculate cash payments at the end of the respective award’s three-year measurement period:

	Fiscal 2025 Award	Fiscal 2024 Award
Michael A. Stivala	46,259	55,261
Michael A. Kuglin	16,775	20,040
Douglas T. Brinkworth	15,081	18,016
Neil E. Scanlon	13,217	15,789
Bryon L. Koepke	12,200	11,842

The grant date values based on the target outcomes of the awards under the LTIP granted to our named executive officers during fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Restricted Unit Plan

At their May 15, 2018 Tri-Annual Meeting, our Unitholders approved the adoption of our 2018 Restricted Unit Plan (the “RUP”). Upon adoption, this plan authorized the issuance of 1,800,000 Common Units to our named executive officers, managers, other employees and to members of our Board of Supervisors. At their May 18, 2021 and May 21, 2024 Tri-Annual Meetings, our Unitholders authorized the issuance of an additional 1,725,000 and 2,650,000 Common Units, respectively, under the RUP. At the conclusion of fiscal 2025, there were 2,405,247 restricted units remaining available under the RUP for future awards.

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

Awards under the RUP

The following table summarizes the RUP awards granted to our named executive officers during fiscal 2025:

Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2024	47,646
Michael A. Kuglin	November 15, 2024	24,206
Douglas T. Brinkworth	November 15, 2024	24,206
Neil E. Scanlon	November 15, 2024	21,517
Bryon L. Koepke	November 15, 2024	16,138

The aggregate grant date fair values of RUP awards made during fiscal 2025, fiscal 2024 and fiscal 2023, were computed in accordance with accounting principles generally accepted in the United States of America and are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

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

At the end of fiscal 2025, the retirement provisions applied to Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon.

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

Grant Process

The grant timing and process for the granting of phantom equity units under the PEP are identical to that of our RUP (described in “Grant Process” above). Upon vesting, phantom equity units are automatically converted into cash, the value of which is equal to the average of the highest and lowest trading prices of our Common Units on the trading day immediately preceding the date of issuance.

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

Awards under the PEP

The following table summarizes the phantom equity units granted to our named executive officers during fiscal 2025:

Name	Grant Date	Quantity
Michael A. Stivala*	November 15, 2024	15,882
Michael A. Kuglin	November 15, 2024	24,206
Douglas T. Brinkworth	November 15, 2024	24,206
Neil E. Scanlon	November 15, 2024	21,517
Bryon L. Koepke	November 15, 2024	16,138

*Note: Mr. Stivala’s PEP grant is for fewer units than the other named executive officers because the Committee determined that as President and Chief Executive Officer, he should receive more equity units under the RUP and fewer phantom units under the PEP.

The grant date values based on the target outcomes of the awards under the PEP granted during fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

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

At the end of fiscal 2025, the retirement provisions applied to Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon.

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

The executive officers of the Partnership (as defined in the DER Plan document) are eligible for a distribution equivalent right (“DER”) award under the DER Plan at the discretion of the Committee. Once awarded, a DER entitles the grantee to a cash payment each time our Board of Supervisors declares a cash distribution on our Common Units, but only after such distribution is paid to the Unitholders. The DER cash payments are equal to the amounts calculated by multiplying (A) the number of unvested restricted and phantom units that have been previously awarded to such grantees under the RUP and the PEP, which are held by these grantees on the record date of the distribution, by (B) the amount of the declared distribution per Common Unit. The form of award agreement under the DER Plan expressly provides that the Committee retains the right to cancel, in whole or in part, any DER after its award, with or without cause. DERs also automatically terminate on the first to occur of: (a) the termination of the grantee’s employment with us or our subsidiaries (except for those situations when such termination does not result in the forfeiture of the unvested restricted units then held by the grantee), (b) the vesting, termination or forfeiture of all unvested restricted units under the RUP and unvested phantom units under the PEP then held by the grantee, or (c) the grantee becoming employed by us or any of our subsidiaries in a role other than as an executive officer. Pursuant to the terms of the DER Plan, DERs, and cash payments thereunder, are considered to be “incentive compensation” for purposes of our incentive compensation recoupment policy described below.

The following table summarizes the DER payments made to our named executive officers during fiscal 2025:

Name	Payment Amount
Michael A. Stivala	$167,894
Michael A. Kuglin	$129,959
Douglas T. Brinkworth	$129,959
Neil E. Scanlon	$115,224
Bryon L. Koepke	$85,757

The DER Plan payments made to our named executive officers during fiscal 2025, fiscal 2024, and fiscal 2023 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Benefits and Perquisites

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service. Effective January 1, 1998, we amended the plan in order to provide for a cash balance formula rather than the final average pay formula that was in effect prior to January 1, 1998 (the “Cash Balance Plan”). The cash balance formula was designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay formula, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career. Effective January 1, 2000, we amended the Cash Balance Plan to limit participation in this plan to existing participants and no longer admit new participants to the plan. On January 1, 2003, we amended the Cash Balance Plan to cease future service and pay-based credits on behalf of the participants and, from that point on, participants’ benefits have increased only because of interest credits. Of our current (i.e., fiscal 2025) named executive officers, only Mr. Brinkworth and Mr. Scanlon participate in the Cash Balance Plan.

The changes in the actuarial value, if any, relative to our named executive officers’ participation in the Cash Balance Plan during fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2025, fiscal 2024 and fiscal 2023, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to other exempt employees of the Partnership. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2025, fiscal 2024 and fiscal 2023 are included in the column titled “Salary” in the Summary Compensation Table below.

Our 401(k) Plan provides a match of $0.50 for every dollar contributed up to 6% of each participant’s total base pay, up to a maximum compensation limit of $350,000 for calendar year 2025, $345,000 for calendar year 2024 and $330,000 for calendar year 2023. If, however, Actual Adjusted EBITDA is 115% or more than Budgeted EBITDA, each participant will receive a match of $1 for every dollar contributed up to 6% of each participant’s total base pay, up to the applicable maximum compensation limits. For fiscal 2025, fiscal 2024 and fiscal 2023, the performance conditions that provide for more than the $0.50 match were not met.

The matching contributions made on behalf of our named executive officers for fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The following table summarizes both the value and the utilization of these perquisites by our named executive officers in fiscal 2025:

Name	Tax Preparation Services	Employer Provided Vehicle	Physical
Michael A. Stivala	$—	$24,774	$3,350
Michael A. Kuglin	$—	$22,299	$—
Douglas T. Brinkworth	$1,516	$21,053	$3,750
Neil E. Scanlon	$3,382	$19,248	$—
Bryon L. Koepke	$1,783	$21,323	$—

Perquisite-related costs for fiscal 2025, fiscal 2024 and fiscal 2023 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate, both because these benefits are an inducement to accepting employment, and because the executive officers are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with severance protection following a change of control, which we refer to as the “Executive Special Severance Plan.” During fiscal 2025, fiscal 2024, and fiscal 2023, our Executive Special Severance Plan covered all of our executive officers, including our named executive officers.

Based on the results of a benchmarking study performed by WTW, at its November 12, 2019 meeting, the Committee approved the Executive Special Severance Plan, which became effective January 1, 2020. The Executive Special Severance Plan is intended to provide double-trigger severance benefits to our named executive officers and certain other senior employees of the Partnership in the event that their employment is terminated by us without “cause” or by the participant for “good reason” (as defined in the Executive Special Severance Plan) during the six-month period prior to, or upon or within the 24-month period following, a change of control (defined as described below). Under the Executive Special Severance Plan, a participant is entitled to receive a lump sum cash payment equal to one fifty-second (1/52nd) of the sum of the participant’s base salary plus target bonus, multiplied by the number of severance weeks available to the participant. The number of severance weeks for each of our named executive officers is 156. In addition to cash severance, participants are also entitled to receive continued health coverage, a pro-rata bonus for the year of termination and outplacement services. Participants must execute a release of claims, inclusive of an 18-month non-competition, non-solicitation and non-disparagement covenant as a condition of receiving severance payments under the plan.

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

The Partnership’s equity holding requirements for the specified positions were as follows during fiscal 2025:

Position	Amount
Member of the Board of Supervisors	4 x Annual Fee
President and Chief Executive Officer	5 x Base Salary
Chief Financial Officer	3 x Base Salary
Chief Operating Officer	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

As of the January 2, 2025 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

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

Dodd-Frank Clawback Policy

Effective as of December 1, 2023, we adopted a Dodd-Frank Clawback Policy in response to the SEC having adopted new rules that require stock exchanges to update their listing standards for registrants to adopt compliant clawback rules that were mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Pursuant to this new rule, the NYSE, on which our units are traded, updated its listing standards effective as of October 2, 2023 to require issuers to adopt a clawback policy by December 1, 2023 that standardizes the requirements for the mandatory recovery of incentive-based compensation that is erroneously awarded to executive officers within the past three fiscal years due to material financial misstatements.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this CD&A. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this CD&A be included in this Annual Report on Form 10-K for fiscal 2025.

The Compensation Committee:

Jane Swift, Chair

Amy Adams

Matthew Chanin

Harold R. Logan, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023:

Name	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael A. Stivala	2025	$910,000	$—	$2,004,744	$1,259,894	$—	$38,624	$4,213,262
President and Chief Executive Officer	2024	$910,000	$—	$2,084,686	$1,006,247	$—	$34,469	$4,035,402
	2023	$820,000	$—	$1,731,829	$1,386,532	$—	$30,143	$3,968,504

Michael A. Kuglin	2025	$495,000	$—	$1,173,174	$525,959	$—	$32,799	$2,226,932
Chief Financial Officer	2024	$495,000	$—	$1,212,840	$436,770	$—	$35,383	$2,179,993
	2023	$450,000	$—	$1,051,371	$574,580	$—	$30,967	$2,106,918

Steven C. Boyd (7)	2025	$—	$—	$—	$—	$—	$—	$—
Former Chief Operating Officer	2024	$500,000	$—	$1,309,715	$447,491	$25,220	$25,605	$2,308,031
	2023	$460,000	$—	$1,058,791	$584,580	$—	$24,851	$2,128,222

Douglas Brinkworth	2025	$445,000	$—	$1,136,567	$485,959	$—	$37,581	$2,105,107
Senior Vice President -	2024	$445,000	$—	$1,174,946	$405,970	$—	$39,095	$2,065,011
Product Supply, Purchasing and Logistics	2023	$400,000	$—	$1,014,285	$523,275	$—	$35,235	$1,972,795

Neil E. Scanlon	2025	$390,000	$—	$1,006,223	$427,224	$2,515	$33,892	$1,859,854
Senior Vice President -	2024	$390,000	$—	$1,040,191	$357,774	$13,974	$37,038	$1,838,977
Information Services	2023	$350,000	$—	$887,503	$462,570	$—	$36,157	$1,736,230

Bryon L. Koepke	2025	$360,000	$—	$804,092	$373,757	$—	$33,606	$1,571,455
Vice President - General Counsel & Secretary	2024	$—	$—	$—	$—	$—	$—	$—
	2023	$—	$—	$—	$—	$—	$—	$—

(1)
Includes amounts deferred by named executive officers as contributions to the 401(k) Plan. For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses, LTIP awards, RUP and PEP awards and DER Plan payments), refer to the subheading titled “Components of Compensation” in the CD&A above.

(2)
This column is reserved for discretionary cash bonuses that are not based on any performance criteria. During fiscal years 2025, 2024 and 2023, the Committee did not provide our named executive officers with non-performance-related bonus payments. For more information, refer to the subheading titled “Annual Cash Bonus Plan” in the CD&A above.

(3)
The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of restricted unit awards made during fiscal years 2025, 2024 and 2023 and the aggregate grant date fair values of awards made in fiscal years 2025, 2024, and 2023 under the PEP and the LTIP, based on the target outcome with respect to satisfaction of the performance conditions. These amounts were calculated in accordance with US GAAP for financial reporting purposes based on the assumptions described in Part IV, Note 11 of this Annual Report, but disregarding estimates of forfeiture. For the LTIP awards granted in fiscal 2025, assuming the highest level of performance conditions were achieved, the amounts for Mr. Stivala, Mr. Kuglin, Mr. Brinkworth, Mr. Scanlon and Mr. Koepke would be $1,499,115, $543,634, $488,724, $428,319, and $395,370, respectively. Because the amounts of actual LTIP payments are predicated on the satisfaction of performance conditions, these amounts are not indicative of payments our named executive officers will ultimately receive under the LTIP at the end of the applicable measurement period. The actual payments earned by our named executive officers for the 2023 LTIP awards (the measurement period of which concluded at the end of fiscal 2025) are reported in the “Equity Vested Table for 2025” below. The specific details regarding these plans are provided in the preceding CD&A under the subheadings “Restricted Unit Plan,” “Phantom Equity Plan,” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name
2025	Mr. Stivala	Mr. Kuglin	Mr. Brinkworth	Mr. Scanlon	Mr. Koepke
RUP	$710,084	$360,751	$360,751	$320,677	$240,512
PEP	295,250	450,000	450,000	400,000	300,000
LTIP	999,410	362,423	325,816	285,546	263,580
Total	$2,004,744	$1,173,174	$1,136,567	$1,006,223	$804,092
2024	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
RUP	$813,968	$387,684	$430,771	$387,684	$344,614
PEP	236,200	450,000	500,000	450,000	400,000
LTIP	1,034,518	375,156	378,944	337,262	295,577
Total	$2,084,686	$1,212,840	$1,309,715	$1,174,946	$1,040,191
2023	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
RUP	$629,526	$397,602	$397,602	$397,602	$347,903
PEP	190,000	320,000	320,000	320,000	280,000
LTIP	912,303	333,769	341,189	296,683	259,600
Total	$1,731,829	$1,051,371	$1,058,791	$1,014,285	$887,503

(4)
The fiscal 2025, fiscal 2024 and fiscal 2023 amounts of each named executive officer’s earnings under the annual cash bonus plan and the DER Plan are presented in the table that follows. For more information regarding the performance measures of the annual cash bonus plan, please refer to the subheading titled “Annual Cash Bonus Plan,” and the “Distribution Equivalent Rights Plan” section for information regarding the DER Plan in the CD&A.

2025	Mr. Stivala	Mr. Kuglin	Mr. Brinkworth	Mr. Scanlon	Mr. Koepke
Annual Cash Bonus	$1,092,000	$396,000	$356,000	$312,000	$288,000
DER Payments	167,894	129,959	129,959	115,224	85,757
Total	$1,259,894	$525,959	$485,959	$427,224	$373,757

2024	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$840,840	$304,920	$308,000	$274,120	$240,240
DER Payments	165,407	131,850	139,491	131,850	117,534
Total	$1,006,247	$436,770	$447,491	$405,970	$357,774

2023	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
Annual Cash Bonus	$1,230,000	$450,000	$460,000	$400,000	$350,000
DER Payments	156,532	124,580	124,580	123,275	112,570
Total	$1,386,532	$574,580	$584,580	$523,275	$462,570

(5)
At the conclusion of fiscal 2025, Mr. Brinkworth and Mr. Scanlon were the only named executive officers who participate in the Cash Balance Plan. Mr. Boyd, a former named executive officer, also participated in the Plan. The present values of benefits accrued on behalf of Mr. Boyd, Mr. Brinkworth and Mr. Scanlon decreased during fiscal 2023 due to increases in both the discount rate and the PPA lump sum segment rates. These fiscal 2023 decreases were as follows: $9,802 for Mr. Boyd, $5,539 for Mr. Brinkworth and $5,894 for Mr. Scanlon. In accordance with disclosure rules, these negative values are not shown in the table. For fiscal 2024, the present values of benefits accrued on behalf of Mr. Boyd and Mr. Scanlon increased by the amounts reported in the table above. However, the present value of benefits accrued on behalf of Mr. Brinkworth decreased during fiscal 2024 and fiscal 2025 because he had already attained age 62 (beyond the date on which he was first eligible for unreduced early retirement benefits); this was partially offset by a decrease in lump sum interest rates and the discount rate. The present value of Mr. Brinkworth’s accrued benefit decreased by $1,628 and by $5,894 during fiscal 2024 and fiscal 2025, respectively. In accordance with disclosure rules, these negative values are not shown in the table.

(6)
The amounts reported in this column consist of the following:

Fiscal 2025
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Brinkworth	Mr. Scanlon	Mr. Koepke
401(k) Match	$10,500	$10,500	$10,500	$10,500	$10,500
Value of Annual Physical Examination	3,350	—	3,750	—	—
Value of Partnership Provided Vehicles	24,774	22,299	21,053	19,248	21,323
Tax Preparation Services	—	—	1,516	3,382	1,783
Cash Balance Plan Administrative Fees	—	—	762	762	—
Total	$38,624	$32,799	$37,581	$33,892	$33,606

Fiscal 2024
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$10,350	$10,350	$10,350	$10,350	$10,350
Value of Annual Physical Examination	3,150	3,350	—	3,550	3,350
Value of Partnership Provided Vehicles	20,969	21,683	10,743	20,533	18,826
Tax Preparation Services	—	—	3,750	3,900	3,750
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$34,469	$35,383	$25,605	$39,095	$37,038

Fiscal 2023
Type of Compensation	Mr. Stivala	Mr. Kuglin	Mr. Boyd	Mr. Brinkworth	Mr. Scanlon
401(k) Match	$9,900	$9,900	$9,900	$9,900	$9,900
Value of Annual Physical Examination	—	—	—	3,550	3,150
Value of Partnership Provided Vehicles	20,243	21,067	10,589	17,623	18,745
Tax Preparation Services	—	—	3,600	3,400	3,600
Cash Balance Plan Administrative Fees	—	—	762	762	762
Total	$30,143	$30,967	$24,851	$35,235	$36,157

Note: Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

(7)
Mr. Boyd is no longer a named executive officer of the Partnership for the fiscal year ended September 27, 2025 and the compensation paid to him for the period he served as an officer of the Partnership during the year has not been included in the Summary Compensation Table.

Grants of Plan Based Awards Table for Fiscal 2025

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 27, 2025:

	Plan	Grant	Approval	Units Underlying Equity Incentive Plan	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Name	Date	Date	Awards (6)	Target	Maximum	Target	Maximum	or Units	Awards (7)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael A. Stivala	RUP (1)	15 Nov 24	12 Nov 24						47,646	$710,084
	Bonus (2)	29 Sep 24	12 Nov 24		$1,092,000	$1,692,600
	LTIP (3)	29 Sep 24	12 Nov 24	46,259			$999,410	$1,499,115
	DER (4)	17 Jan 17	17 Jan 17		$167,894
	PEP (5)	15 Nov 24	12 Nov 24	15,882	$295,250

Michael A. Kuglin	RUP (1)	15 Nov 24	12 Nov 24						24,206	$360,751
	Bonus (2)	29 Sep 24	12 Nov 24		$396,000	$613,800
	LTIP (3)	29 Sep 24	12 Nov 24	16,775			$362,423	$543,634
	DER (4)	17 Jan 17	17 Jan 17		$129,959
	PEP (5)	15 Nov 24	12 Nov 24	24,206	$450,000

Douglas T. Brinkworth	RUP (1)	15 Nov 24	12 Nov 24						24,206	$360,751
	Bonus (2)	29 Sep 24	12 Nov 24		$356,000	$551,800
	LTIP (3)	29 Sep 24	12 Nov 24	15,081			$325,816	$488,724
	DER (4)	17 Jan 17	17 Jan 17		$129,959
	PEP (5)	15 Nov 24	12 Nov 24	24,206	$450,000

Neil E. Scanlon	RUP (1)	15 Nov 24	12 Nov 24						21,517	$320,677
	Bonus (2)	29 Sep 24	12 Nov 24		$312,000	$483,600
	LTIP (3)	29 Sep 24	12 Nov 24	13,217			$285,546	$428,319
	DER (4)	17 Jan 17	17 Jan 17		$115,224
	PEP (5)	15 Nov 24	12 Nov 24	21,517	$400,000

Bryon L. Koepke	RUP (1)	15 Nov 24	12 Nov 24						16,138	$240,512
	Bonus (2)	29 Sep 24	12 Nov 24		$288,000	$446,400
	LTIP (3)	29 Sep 24	12 Nov 24	12,200			$263,580	$395,370
	DER (4)	15 Mar 19	15 Mar 19		$85,757
	PEP (5)	15 Nov 24	12 Nov 24	16,138	$300,000

(1)
The quantities reported on these lines represents awards granted under the RUP. RUP awards vest as follows: one third of the award on the first anniversary of the grant date, one third of the award on the second anniversary of the grant date and one third of the award on the third anniversary of the grant date (subject in each case to continued service through each such date). Under the RUP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. Currently, Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon satisfy the age and tenure criteria of the RUP’s retirement provisions. A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing these fiscal 2025 awards to our named executive officers, is included in the CD&A under the subheading “Restricted Unit Plan.”
(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the CD&A under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2025 were equal to 100% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a guaranteed minimum cash payment. Because 100% of the “Target” awards were earned by our named executive officers during fiscal 2025, 100% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)
The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (i) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the LTIP, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (ii) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2025 award “Target” and “Maximum” amounts are estimates based upon (i) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding the first day of fiscal 2025) of our Common Units at the beginning of fiscal 2025, and (ii) the estimated distributions over the course of the award’s three-year measurement period at the then current annualized distribution rate of $1.30 per Common Unit. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a guaranteed minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target. Detailed descriptions of the plan and the calculation of awards are included in the CD&A under the subheading “Long-Term Incentive Plan.”
(4)
Amounts reported on these lines represent DER Plan payments made during the fiscal year. Detailed descriptions of the DER Plan and the calculation of the payments are included in the CD&A under the subheading “Distribution Equivalent Rights Plan.”
(5)
The PEP is a phantom equity unit plan that is settled in cash. Upon vesting of phantom equity units, payments to participants are calculated by multiplying the number of vested phantom equity units by the average of the highest and lowest trading prices on the trading day immediately preceding the vesting date. Under the PEP, if a recipient has held an unvested award for at least one year, is 55 years or older, and has worked for the Partnership for at least ten years, an award held by such participant will vest six months and one day following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. Currently, Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon satisfy the age and tenure criteria of the PEP’s retirement provisions. Detailed descriptions of the plan are included in the CD&A under the subheading “Phantom Equity Plan.”
(6)
This column is frequently used when non-equity incentive plan awards are denominated in units; in this case, the numbers reported represent the LTIP phantom units and phantom equity units each named executive officer was awarded under the LTIP and the PEP, respectively, during fiscal 2025. The amounts in the “Estimated Future Payments Under Equity Incentive Plan Awards” column are based on the probable outcome with respect to satisfaction of the performance conditions of the LTIP and calculated in accordance with US GAAP for financial reporting purposes based on the assumptions described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report, but disregarding estimates of forfeiture. For purposes of this table, the numbers that appear in column (c) are the products of the multiplication of the number of phantom units granted to our named executive officers under the PEP during fiscal 2025 by the average of the highest and lowest trading prices of our Common Units on the grant date. Because the PEP awards do not vary because of performance measurements, we have reported only a target payment. The actual payments will be based on the fair market value of our Common Units on the vesting date.
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

Outstanding Equity Awards at Fiscal Year End 2025 Table

The following table sets forth certain information concerning outstanding equity awards under our RUP, LTIP and PEP unit awards for each named executive officer as of September 27, 2025:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
(a)	(g)	(h)	(i)	(j)
Michael A. Stivala	100,143	$1,866,666	130,526	$2,815,380
Michael A. Kuglin	51,614	$962,085	85,170	$1,726,233
Douglas T. Brinkworth	51,614	$962,085	81,452	$1,642,925
Neil E. Scanlon	45,743	$852,650	71,897	$1,451,110
Bryon L. Koepke	34,002	$633,797	56,007	$1,134,525

(1)
The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

The following is a schedule of when the RUP awards reported in column (g) above will vest and be issued as Common Units:

Name	Number of RUP Awards That Have Not Vested	Number That Will Vest on November 14, 2025	Number That Will Vest on November 15, 2026	Number That Will Vest on November 15, 2027
Michael A. Stivala	100,143	49,872	34,389	15,882
Michael A. Kuglin	51,614	26,662	16,884	8,068
Douglas T. Brinkworth	51,614	26,662	16,884	8,068
Neil E. Scanlon	45,743	23,564	15,008	7,171
Bryon L. Koepke	34,002	17,368	11,256	5,378

(2)
The figures reported in this column represent the figures reported in column (g) multiplied by $18.64, the average of the highest and the lowest trading prices of our Common Units on September 26, 2025, the last trading day of fiscal 2025.
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
(4)
The amounts reported in this column include the estimated future target payouts of the fiscal 2025 and fiscal 2024 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested phantom units included in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 27, 2025 (in accordance with the LTIP’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units multiplied by the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Because of the variability of the trading prices of our Common Units, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Stivala	Mr. Kuglin	Mr. Brinkworth	Mr. Scanlon	Mr. Koepke
Amount of Fiscal 2025 Phantom LTIP Units	46,259	16,775	15,081	13,217	12,200
Value of Fiscal 2025 Phantom LTIP Units	$856,092	$310,447	$279,097	$246,451	$225,779
Estimated Distributions over Measurement Period	$180,410	$65,423	$58,816	$51,546	$45,580

Amount of Fiscal 2024 Phantom LTIP Units	55,261	20,040	18,016	15,789	11,842
Value of Fiscal 2024 Phantom LTIP Units	$1,022,688	$370,870	$333,413	$292,199	$219,154
Estimated Distributions over Measurement Period	$215,518	$78,156	$70,262	$61,577	$46,184

The amounts reported in this column also include the estimated future target payout of phantom equity unit awards granted under the PEP. These amounts were computed by multiplying phantom equity units included in column (i) by the average of the highest and lowest trading prices of our Common Units on September 26, 2025, the last trading day of our fiscal year. Because of the variability of the trading prices of our Common Units, actual payments may vary. The following charts provide a schedule of the phantom equity units and the dates on which they will vest and be paid out:

Name	Number of PEP Awards That Have Not Vested	Value of Phantom Equity Plan Units on September 27, 2025
Michael A. Stivala	29,006	$540,672
Michael A. Kuglin	48,355	$901,337
Douglas T. Brinkworth	48,355	$901,337
Neil E. Scanlon	42,891	$799,488
Bryon L. Koepke	31,965	$595,828

Name	Number of PEP Awards That Have Not Vested	Number That Will Vest on November 14, 2025	Number That Will Vest on November 15, 2026	Number That Will Vest on November 15, 2027
Michael A. Stivala	29,006	13,791	9,921	5,294
Michael A. Kuglin	48,355	23,403	16,884	8,068
Douglas T. Brinkworth	48,355	23,403	16,884	8,068
Neil E. Scanlon	42,891	20,712	15,008	7,171
Bryon L. Koepke	31,965	15,331	11,256	5,378

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards at Fiscal Year End 2025 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2025

Awards under the RUP are settled in Common Units upon vesting. Awards under the LTIP, a phantom unit plan, and the PEP are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our RUP and our PEP, and the vesting of the fiscal 2023 award under our LTIP for each named executive officer during the fiscal year ended September 27, 2025:

Restricted Unit Plan
	Unit Awards
Name	Number of Common Units Acquired on Vesting	Value Realized on Vesting (1)
Michael A. Stivala	53,117	$943,889
Michael A. Kuglin	34,532	$613,634
Douglas T. Brinkworth	34,532	$613,634
Neil E. Scanlon	31,270	$555,668
Bryon L. Koepke	22,614	$401,851

(1)
The value realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of restricted units that vested.

Phantom Equity Plan
	Unit Awards
Name	Number of Phantom Units that Vested in Fiscal 2025	Cash Realized on Vesting (1)
Michael A. Stivala	8,498	$151,009
Michael A. Kuglin	15,334	$272,485
Douglas T. Brinkworth	15,334	$272,485
Neil E. Scanlon	13,541	$240,624
Bryon L. Koepke	9,952	$176,847

(1)
The cash realized is equal to the average value of our Common Units on the vesting date, multiplied by the number of phantom equity units that vested.

Long-Term Incentive Plan - Fiscal 2023 Award (2)
	Cash Awards
Name	Number of Phantom Units Cashed Out on Vesting (3)	Value Realized on Vesting (4)
Michael A. Stivala	44,693	$550,778
Michael A. Kuglin	16,351	$201,503
Douglas T. Brinkworth	14,534	$179,111
Neil E. Scanlon	12,718	$156,732
Bryon L. Koepke	9,595	$118,245

(2)
The fiscal 2023 award’s three-year measurement period concluded on September 27, 2025.
(3)
In accordance with the formula described in the CD&A under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were based upon each individual’s salary and target cash bonus at that time.
(4)
The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. The Partnership’s Average Distributable Cash Flow, over the three-year measurement period of the fiscal 2023 award, was such that the participants, including our named executive officers, earned 60% of their target payment amounts for this 50% component. For the other 50% component, measured on the achievement of operating and strategic objectives, the participants earned 50% of their target payment amounts. For more information, refer to the subheading “Long-Term Incentive Plan” in the CD&A.

Retirement Benefits Table for Fiscal 2025

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 27, 2025:

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Stivala (1)	LTIP (3)	N/A	$2,274,708	$—
	RUP (4)	N/A	$978,544	$—
	PEP (5)	N/A	$244,631	$—

Michael A. Kuglin (1)	LTIP (3)	N/A	$824,895	$—
	RUP (4)	N/A	$510,885	$—
	PEP (5)	N/A	$450,137	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$151,642	$—
	LTIP (3)	N/A	$741,588	$—
	RUP (4)	N/A	$510,885	$—
	PEP (5)	N/A	$450,137	$—

Neil E. Scanlon	Cash Balance Plan (2)	6	$135,970	$—
	LTIP (3)	N/A	$652,164	$—
	RUP (4)	N/A	$451,573	$—
	PEP (5)	N/A	$398,411	$—

Bryon L. Koepke (1)	N/A	N/A	$—	$—

(1)
Because Mr. Stivala’s, Mr. Kuglin’s, and Mr. Koepke’s beginning of employment dates were after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.
(2)
For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the CD&A.
(3)
As of September 27, 2025, Mr. Koepke was the only named executive officer who did not meet the retirement criteria of the LTIP. For the others who have met the retirement criteria of the LTIP, outstanding but unvested awards under the LTIP become fully vested. However, payouts of these awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the distributable cash flow measurement for the 2025 and 2024 awards. The numbers reported on these lines represent the target payout of Mr. Stivala’s, Mr. Kuglin’s, Mr. Brinkworth’s and Mr. Scanlon’s outstanding fiscal 2025 and 2024 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period and the relative distributions paid during the respective three-year measurement period, the value reported is not indicative of the value that could be realized, if any, in the future upon vesting.
(4)
As of September 27, 2025, Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon met the age and tenure requirements of the retirement provisions of the RUP. These figures were calculated by multiplying the awards that met the holding requirements of the retirement provisions of the RUP by the average of the highest and lowest trading prices of our Common Units on September 26, 2025. At the conclusion of fiscal 2025, taking into consideration the one-year holding requirement of the retirement provisions of the RUP, 52,497 of Mr. Stivala’s, 27,408 of Mr. Kuglin’s, 27,408 of Mr. Brinkworth’s and 24,226 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of the RUP. For participants who meet the retirement criteria, upon retirement, their outstanding RUP awards that have been held for a year or more are issued as Common Units six months and one day after their retirement date. For more information on the Restricted Unit Plan and the retirement provisions therein, refer to the subheading “Restricted Unit Plan” in the CD&A.
(5)
As of September 27, 2025, Mr. Stivala, Mr. Kuglin, Mr. Brinkworth and Mr. Scanlon met the age and tenure requirements of the retirement provisions of the PEP. At the conclusion of fiscal 2025, taking into consideration the one-year holding requirement of the retirement provisions of the PEP, 13,124 of Mr. Stivala’s, 24,149 of Mr. Kuglin’s, 24,149 of Mr. Brinkworth’s and 21,374 of Mr. Scanlon’s unvested awards were covered under the retirement provisions of the PEP. For participants who meet the retirement criteria, upon retirement, their outstanding PEP awards that have been held for a year or more are settled as cash six months and one day after their retirement date. For more information on the PEP and the retirement provisions therein, refer to the subheading “Phantom Equity Plan” in the CD&A.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Executive Special Severance Plan, the LTIP, the RUP and the PEP for the circumstances listed in the table assuming a September 27, 2025 termination date. For more information on severance and change of control payments, refer to the subheadings “Severance Benefits” and “Change of Control” above.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Michael A. Stivala
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$910,000	$6,006,000
Accelerated Vesting of Fiscal 2025, 2024 and 2023 LTIP Awards @ 150% (5)	—	—	—	4,914,482
Accelerated Vesting of Outstanding RUP Awards (6)	1,866,666	1,866,666	978,544	1,866,666
Accelerated Vesting of Outstanding PEP Awards (7)	540,672	540,672	244,631	540,672
Medical Benefits (3)	—	—	35,029	52,544
Total	$2,407,338	$2,407,338	$2,168,204	$13,380,364

Michael A. Kuglin
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$495,000	$2,673,000
Accelerated Vesting of Fiscal 2025, 2024 and 2023 LTIP Awards @ 150% (5)	—	—	—	1,786,896
Accelerated Vesting of Outstanding RUP Awards (6)	962,085	962,085	510,885	962,085
Accelerated Vesting of Outstanding PEP Awards (7)	901,337	901,337	450,137	901,337
Medical Benefits (3)	—	—	31,212	56,817
Total	$1,863,422	$1,863,422	$1,487,234	$6,380,135

Douglas T. Brinkworth
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$445,000	$2,403,000
Accelerated Vesting of Fiscal 2025, 2024 and 2023 LTIP Awards @ 150% (5)	—	—	—	1,600,866
Accelerated Vesting of Outstanding RUP Awards (6)	962,085	962,085	510,885	962,085
Accelerated Vesting of Outstanding PEP Awards (7)	901,337	901,337	450,137	901,337
Medical Benefits (3)	—	—	31,542	47,312
Total	$1,863,422	$1,863,422	$1,437,564	$5,914,600

Neil E. Scanlon
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$390,000	$2,106,000
Accelerated Vesting of Fiscal 2025, 2024 and 2023 LTIP Awards @ 150% (5)	—	—	—	1,405,694
Accelerated Vesting of Outstanding RUP Awards (6)	852,650	852,650	451,573	852,650
Accelerated Vesting of Outstanding PEP Awards (7)	799,488	799,488	398,411	799,488
Medical Benefits (3)	—	—	31,129	46,694
Total	$1,652,138	$1,652,138	$1,271,113	$5,210,526

Bryon L. Koepke
Cash Severance Compensation (1) (2) (3) (4)	$—	$—	$360,000	$1,620,000
Accelerated Vesting of Fiscal 2025, 2024 and 2023 LTIP Awards @ 150% (5)	—	—	—	1,132,212
Accelerated Vesting of Outstanding RUP Awards (6)	633,797	633,797	—	633,797
Accelerated Vesting of Outstanding PEP Awards (7)	595,828	595,828	—	595,828
Medical Benefits (3)	—	—	30,904	52,356
Total	$1,229,625	$1,229,625	$390,904	$4,034,193

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
(4)
Each of our named executive officers with the title of senior vice president or above will receive 156 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 156 in accordance with the terms of the Executive Special Severance Plan in the event of a termination without cause or a resignation with good reason in connection with a change of control. As a vice president, Mr. Koepke will receive 130 weeks of base pay plus a sum equal to his annual target cash bonus divided by 52 and multiplied by 130 in accordance with the terms of the Executive Special Severance Plan in the event of a termination without cause or a resignation with good reason in connection with a change of control. For more information on the Executive Special Severance Plan, refer to the subheading “Change of Control” in the CD&A.
(5)
In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurred at the conclusion of fiscal 2025, payments would have been equal to 150% of the cash value of a participant’s unvested phantom units plus a sum equal to 150% of a participant’s unvested phantom units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 27, 2025, the fiscal 2025, fiscal 2024 and fiscal 2023 awards would have been subject to this treatment. For more information, refer to the subheading “Long-Term Incentive Plan” in the CD&A.

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

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any unvested restricted unit awards held by such recipient will be forfeited. Because some of Mr. Stivala’s, Mr. Kuglin’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested awards were subject to the retirement provisions on the last day of fiscal 2025, if Mr. Stivala, Mr. Kuglin, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 27, 2025, 52,497 of Mr. Stivala’s, 27,408 of Mr. Kuglin’s, 27,408 of Mr. Brinkworth’s and 24,226 of Mr. Scanlon’s RUP awards would have vested in accordance with the retirement provisions of the RUP.

In the event of a change of control, as defined in the 2018 Restricted Unit Plan document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

(7)
The PEP provides for the vesting of all unvested awards held by a participant at the time of his or her death or at the time he or she becomes permanently disabled. The awards shall vest six months and one day following the participant’s date of death or the date on which his or her employment was terminated as a result of the disability. Because some of Mr. Stivala’s, Mr. Kuglin’s, Mr. Brinkworth’s and Mr. Scanlon’s unvested PEP awards were subject to the retirement provisions on the last day of fiscal 2025, if Mr. Stivala, Mr. Kuglin, Mr. Brinkworth or Mr. Scanlon had been terminated without cause on September 27, 2025, 13,124 of Mr. Stivala’s, 24,149 of Mr. Kuglin’s, 24,149 of Mr. Brinkworth’s and 21,374 of Mr. Scanlon’s PEP awards would have vested in accordance with the retirement provisions of the PEP.

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

For fiscal 2025, our last completed fiscal year:

•
the annual total compensation of the employee identified at median of our company (other than our CEO), was $70,582; and
•
the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $4,213,262.

Based on this information, for fiscal 2025, the ratio of the annual total compensation of Mr. Stivala, our President and Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 60 to 1.

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

We determined that, as of August 15, 2025, our employee population consisted of approximately 3,376 individuals. We selected August 15, 2025, which is within the last three months of fiscal 2025, as the date upon which we would identify the “median employee” to allow sufficient time to identify the median employee.

To identify the “median employee” from our employee population, we collected all W-2 wages paid to each employee during the twelve-month period ending on August 15, 2025. This included each employee’s actual base salary and any overtime, any cash bonuses, the value of any RUP awards that vested during the period, and any other miscellaneous forms of W-2-related compensation added to our employees’ earnings record during the period. In making this determination, we annualized the salaries of all newly hired permanent employees during this period.

After we identified our median employee, we calculated such employee’s annual total compensation for fiscal 2025 utilizing the same methodology used to determine the CEO’s compensation, resulting in annual total compensation of $70,582.

PAY VERSUS PERFORMANCE

As a result of the rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K (“PvP Rules”), we are providing the following information regarding the relationship between “compensation actually paid” to our President and Chief Executive Officer (our Principal Executive Officer or “PEO”) and average “compensation actually paid” to our other named executive officers (our “Non-PEO NEOs”) and certain metrics of our financial performance for the last years, in each case, calculated in accordance with the PvP Rules. Pursuant to the PVP Rules, in determining the “compensation actually paid” to our named executive officers, we are required to make various adjustments to amounts that have been reported in the Summary Compensation Table for those fiscal years. The term “compensation actually paid” refers to the definition of such term under the PvP Rules and does not reflect compensation actually earned, realized, or received by our named executive officers. The table below summarizes compensation values previously reported in our Summary Compensation Table and the adjusted values required in this section for fiscal years 2025, 2024, 2023, 2022, and 2021. Note that compensation for Non-PEO NEOs is reported as an average.

Pay Versus Performance
					Value of Initial Fixed $100 Investment Based Made on September 26, 2020 (3):
Year	Summary Compensation Table Total for Michael Stivala, our PEO	Compensation Actually Paid to Michael Stivala, Our PEO (1)	Average Summary Compensation Table Total for Our Non-PEO Named Executive Officers (2)	Average Compensation Actually Paid to Our Non-PEO Named Executive Officers (1)	Suburban Propane Partners, LP Total Unitholder Return	Alerian MLP Index Total Shareholder Return	Net Income/(Loss) (in Thousands)	Partnership Adjusted EBITDA (in Thousands) (4)
2025	$4,213,262	$4,276,930	$1,940,837	$2,113,599	$82.64	$182.59	$106,570	$278,028
2024	$4,035,402	$4,067,902	$2,098,003	$2,197,469	$64.16	$168.82	$74,174	$250,043
2023	$3,968,504	$3,692,734	$1,986,041	$1,925,749	$37.86	$133.07	$123,752	$275,025
2022	$3,960,001	$4,414,143	$1,912,168	$2,171,310	$25.33	$85.85	$139,708	$291,026
2021	$3,115,247	$3,381,847	$1,680,771	$1,824,677	$10.68	$68.97	$122,793	$275,680

(1)
Compensation Actually Paid (“CAP”) is equal to the Summary Compensation Table total value of the period shown with adjustments for equity awards
(2)
For each fiscal year, our PEO and Non-PEO named executive officers were as follows:

Year	PEO	Non-PEO NEO	Non-PEO NEO	Non-PEO NEO	Non-PEO NEO
2025	M. Stivala	M. Kuglin	D. Brinkworth	N. Scanlon	B. Koepke
2024	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2023	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2022	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon
2021	M. Stivala	M. Kuglin	S. Boyd	D. Brinkworth	N. Scanlon

(3)
We have calculated total unitholder/shareholder return (“TSR”) in a manner consistent with the SEC stock performance graph disclosure requirements over the cumulative period covered in the disclosure (i.e., for 2021, the table represents the TSR over fiscal 2021, the TSR for 2022 represents the cumulative TSR over fiscal 2020 and fiscal 2021, etc.). The peer group used for comparison is the Alerian MLP Index. The TSR amounts reported for the Common Units of the Partnership and the Alerian MLP Index demonstrate the performance of a base amount of $100 invested on September 26, 2020, through the end of each of our five reported fiscal years.
(4)
As defined in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K in the section titled “Net Income and Adjusted EBITDA.”

“Compensation Actually Paid” to our named executive officers represents the “Total” compensation in the Summary Compensation Table for the applicable fiscal year, as adjusted as follows:

	Fiscal 2025		Fiscal 2024		Fiscal 2023		Fiscal 2022		Fiscal 2021
Adjustment	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers	PEO	Average for Non-PEO Named Executive Officers
Deduction for amounts reported under the “Unit Awards” column of the Summary Compensation Table	$(2,004,744)	$(1,030,014)	$(2,084,686)	$(1,184,423)	$(1,731,829)	$(1,002,988)	$(1,671,147)	$(922,604)	$(1,429,420)	$(821,574)
Deduction for change in the actuarial present values reported under the “Change in Pension Value” column of the Summary Compensation Table. (a)	$—	$(629)	$—	$(9,799)	$—	$—	$—	$—	$—	$—
Change in value of RUP awards granted during prior fiscal year that vested during this fiscal year, determined as of the vesting date. (b)	$19,122	$11,065	$81,601	$55,191	$11,406	$7,657	$28,985	$17,221	$109,125	$65,983
Change of ASC 718 fair value of LTIP awards granted during prior fiscal years that vested during this fiscal year, determined as of the vesting date. (c)	$(84,451)	$(38,368)	$(57,675)	$(24,485)	$(56,157)	$(26,026)	$49,933	$24,634	$65,359	$32,443
Change of ASC 718 fair value of PEP awards granted during prior fiscal years that vested during this fiscal year, determined as of the vesting date. (d)	$5,694	$8,396	$4,703	$7,673	$—	$—	$—	$—	$—	$—
Year-end ASC 718 fair value of RUP awards granted during this fiscal year. (e)	$813,476	$367,364	$897,438	$427,444	$670,710	$410,336	$830,703	$680,713	$976,117	$589,745
Year-end ASC 718 fair value of LTIP awards granted during this fiscal year. (f)	$870,418	$233,667	$735,146	$233,980	$717,249	$243,089	$992,181	$334,766	$403,555	$199,090
Year-end ASC 781 fair value of PEP awards granted during this fiscal year. (g)	$296,040	$534,763	$246,110	$468,874	$184,457	$300,957	$—	$—	$—	$—
Change of ASC 718 fair value of RUP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (e)	$113,178	$52,258	$148,351	$102,442	$77,171	$56,754	$144,605	$87,175	$84,524	$49,931
Change of ACS 718 fair value of LTIP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (h)	$22,992	$14,809	$47,230	$(734)	$(148,777)	$(50,071)	$78,882	$37,237	$57,340	$28,288
Change of ACS fair 718 of PEP awards granted during prior fiscal years, that remained outstanding at the end of this fiscal year. (d)	$11,943	$19,451	$14,282	$23,303	$—	$—	$—	$—	$—	$—
Total Adjustments	$63,668	$172,762	$32,500	$99,466	$(275,770)	$(60,292)	$454,142	$259,142	$266,600	$143,906

(a)
Two of our named executive officers, Mr. Brinkworth and Mr. Scanlon, participate in our now closed-to-new participants pension plan. Mr. Boyd, our former Chief Operating Officer, participated during the fiscal years in which he was one of our named executive officers. During fiscal years 2021, 2022, 2023, 2024, and 2025, negative changes in pension values were not included in the Summary Compensation Table.
(b)
Represents the change in the market value of the restricted units granted under the RUP between the November 15th vesting date of each fiscal year reported and the market value of those same units at the end of the previous fiscal year. The following table provides the market values on the vesting dates for each of the fiscal years reported. For more information, please refer to the section titled “Restricted Unit Plan” in our CD&A.

Fiscal Year	Vesting Date Value
2025	$17.77
2024	$17.10
2023	$15.90
2022	$15.31
2021	$16.65

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

Fiscal Year	Fiscal Year During Which Award was Granted	Vesting Date Value	Percentage Applied to Market Value Based on Financial Performance Over Three-Year Measurement Period	Percentage Earned Based on Scorecard Goal Attainment
2025	2023	$18.51	60%	50%
2024	2022	$17.70	85%	50%
2023	2021	$14.82	105%	100%
2022	2020	$16.51	110%	N/A
2021	2019	$15.24	150%	N/A

(d)
The PEP awards that vested during fiscal years 2025 and 2024 vested with a value of $17.77 and $17.10, respectively, per PEP unit. For more information, please refer to the section titled “2022 Phantom Equity Plan” in our CD&A.
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
(f)
For the LTIP awards granted during fiscal year 2025, the figure represents the value of the LTIP award as if a payment were earned at 90% for the financial performance portion and at 100% for the scorecard goal attainment portion. For the LTIP awards granted during fiscal year 2024, the figure represents the value of the LTIP award as if a payment were earned at 65% for the financial performance portion and at 75% for the scorecard goal attainment portion. For fiscal years 2021, 2022, and 2023, these figures represent the values of LTIP awards granted during the fiscal years reported as if payments were earned at 100%. The values include distribution equivalents accrued throughout the year. For purposes of the LTIP, market value is the average of the closing prices of our units for the twenty trading days preceding the final day of each fiscal year reported. The following table provides the market values that were used to calculate payments for our named executive officers. For more information, please refer to the section titled “Long-Term Incentive Plan” in our CD&A.

Fiscal Year	Fiscal Year in Which the Measurement Period for this Year’s Award will End	Per Phantom Unit Fair Value at the End of the Fiscal Year Reported
2025	2027	$18.51
2024	2026	$17.70
2023	2025	$14.82
2022	2024	$16.51
2021	2023	$15.24

(g)
Fiscal 2023 was the first year during which PEP awards were granted to our named executive officers. Because the PEP is settled in cash and because the plan does not provide for distribution equivalents, the values used were calculated by multiplying outstanding awards by the value of an outstanding SPH Common Unit at the end of the fiscal years reported of $18.64 for fiscal 2025, $17.73 for fiscal 2024 and $15.89 for fiscal 2023.
(h)
Represents the values of LTIP awards granted in prior fiscal years but remained outstanding at the end of the fiscal years reported. The values include distribution equivalents accrued throughout the fiscal years reported. For purposes of the LTIP, market value is the average of the closing prices of our units for the twenty trading days preceding the final day of each fiscal year reported.

The following table provides the market values that were used to calculate payments for our named executive officers and our assumption regarding the percentage of the LTIP payout that they would have earned if the three-year measurement period had concluded at the end of the fiscal year reported. For more information, please refer to the section titled “Long-term Incentive Plan” in our CD&A.

Fiscal Year	Fiscal Year During Which Outstanding Award Granted in a Prior Fiscal Year Remained Outstanding at the End of this Fiscal Year was Granted	Value at the End of this Fiscal Year	Percentage that Would Be Applied to Market Value Based on Financial Performance if the End of this Fiscal Year Had Been the End of the Three-Year Measurement Period	Percentage Earned Based on Scorecard Goal Attainment if the End of this Fiscal Year Had Been the End of the Three-Year Measurement Period
2025	2024	$18.51	55%	75%
2024	2023	$17.70	65%	75%
2023	2022	$14.82	100%	100%
2022	2021	$16.51	120%	100%
2021	2020	$15.24	104%	N/A

For fiscal years 2025, 2024, 2023, 2022, and 2021, the most important financial performance measures used to link compensation actually paid to our named executive officers to company performance are Adjusted EBITDA, distributable cash flow, and total unitholder return. Payments under our Annual Cash Bonus Plan were determined, for the most part, by Adjusted EBITDA; LTIP payments were determined, for the most part, by distributable cash flow; and the value of compensation realized by our named executive officers when they are issued Common Units when their restricted units vest is inextricably linked to the performance of our Common Units.

Important Financial Performance Measures
Adjusted EBITDA
Distributable Cash Flow
Total Unitholder Return

The following graph compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining named executive officers with our Adjusted EBITDA.

Compensation Actually Paid Versus Adjusted EBITDA
Compensarion Actually Paid ($)
Adjusted EBITDA
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
$300
$290
$280
$270
$260
$250
$240
$230
$220
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,924,962
$4,067,902
$2,197,469
$4,276,930
$2,113,599
9/25/2021
9/24/2022
9/30/2023
9/28/2024
9/27/2025
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Adjusted EBITDA (in millions $)

Compensation Actually Paid Versus Adjusted EBITDA
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734	$4,067,902	$4,276,930
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749	$2,197,469	$2,113,599
Adjusted EBITDA (in millions $)	$276	$291	$275	$250	$278

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
$190
$185
$180
$175
$170
$165
$160
$155
DCF (in millions)
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,924,962
$4,067,902
$2,197,469
$4,276,930
$2,113,599
9/25/2021
9/24/2022
9/30/2023
9/28/2024
9/27/2025
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Distributable Cash Flow (in millions $)

Compensation Actually Paid Versus Distributable Cash Flow
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734	$4,067,902	$4,276,930
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749	$2,197,469	$2,113,599
Distributable Cash Flow (in millions $)	$184	$192	$197	$184	$172

The Average Distributable Cash Flow, as defined above, of the Partnership for the three-year measurement periods ending in fiscal 2021, 2022, 2023, 2024 and 2025 was $183.8 million, $192.1 million, $197.1 million, $183.8 million and $171.9, respectively.

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
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
$3,381,847
$1,824,677
$4,414,143
$2,171,310
$3,692,734
$1,924,962
$4,067,902
$2,197,469
$4,276,930
$2,113,599
9/25/2021
9/24/2022
9/30/2023
9/28/2024
9/27/2025
Compensation Actually Paid to PEO Michael Stivala ($)
Average Compensation Actually Paid to Non-PEO NEOs ($)
Total Unitholder Return ($)
Peer Group Total Unitholder Return ($)

Compensation Actually Paid Versus Total Unitholder Return
	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
Compensation Actually Paid to PEO	$3,381,847	$4,414,143	$3,692,734	$4,067,902	$4,276,930
Average Compensation Actually Paid to Non-PEO named executive officers	$1,824,677	$2,171,310	$1,925,749	$2,197,469	$2,113,599
Our Total Unitholder Return ($)	$10.68	$25.33	$37.86	$64.16	$82.64
Our Peer Group's Total Shareholder Return	$68.97	$85.85	$133.07	$168.82	$182.59

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2025.

Supervisor	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Matthew J. Chanin	$140,000	$435,542	$575,542
Terence J. Connors	$125,000	$326,664	$451,664
William M. Landuyt	$100,000	$326,664	$426,664
Harold R. Logan, Jr.	$100,000	$326,664	$426,664
Jane Swift	$117,500	$326,664	$444,164
Amy M. Adams	$100,000	$326,664	$426,664
Rommel M. Oates	$100,000	$300,630	$400,630

(1)
This includes amounts earned for fiscal 2025; including quarterly retainer installments for the fourth quarter of fiscal 2025 that were paid in November 2025.
(2)
At the end of fiscal 2024, Mr. Chanin held 17,482 unvested restricted units and 9,414 unvested phantom units; Mr. Connors, Mr. Landuyt, Mr. Logan and Ms. Swift each held 13,112 unvested restricted units and 7,060 unvested phantom units; Ms. Adams held 21,780 unvested restricted units and 7,060 unvested phantom units; and Mr. Oates held 28,840 unvested restricted units.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees. As the Chairman of the Board of Supervisors, Mr. Chanin receives an annual cash retainer of $140,000, payable in quarterly installments of $35,000. Each of the other non-employee Supervisors receives an annual cash retainer of $100,000, payable in quarterly installments of $25,000. As Chair of the Audit Committee, Mr. Connors receives an additional annual cash retainer of $25,000, payable in quarterly installments of $6,250. As Chair of the Compensation Committee, Ms. Swift receives an additional annual cash retainer of $17,500, payable in quarterly installments of $4,375.

Meeting Fees. The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plan and Phantom Equity Plan. Each non-employee Supervisor is eligible to participate in our RUP and PEP. All awards vest in accordance with the provisions of the plan documents (see the CD&A sections titled “Restricted Unit Plan” and “Phantom Equity Plan” for a description of the vesting schedules). Upon vesting, the RUP awards are settled by issuing Common Units and the PEP awards are settled in cash, the value of which is based on the value of Common Units at the time of vesting.

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2025 for each Supervisor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 24, 2025 regarding the beneficial ownership of Common Units by (a) each person or group known to Suburban, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
ALPS Advisers Inc. and its advised entities (a)	14,327,026	21.7%
Global X Management Company LLC (b)	4,249,304	6.4%
Michael A. Stivala (c)	238,486	*
Michael A. Kuglin (d)	149,118	*
Douglas T. Brinkworth (d)	122,405	*
Neil Scanlon (e)	136,791	*
Bryon L. Koepke (f)	69,513	*
Matthew J. Chanin (g)	61,522	*
Harold R. Logan, Jr. (h)	22,986	*
Jane Swift (h)	28,068	*
Terence J. Connors (h)	53,454	*
William M. Landuyt (h)	65,454	*
Amy M. Adams (i)	21,711	*
Rommel M. Oates (j)	24,064	*
All Members of the Board of Supervisors and Executive Officers, as a group (21 persons) (k)	1,402,704	2.1%

(1)
With the exception of the 14,327,026 units held by ALPS Advisers, Inc. and its advised entities (of which the Partnership has no knowledge, see note (a) below); the 4,249,304 units held by Global X Management Company LLC (of which the Partnership has no knowledge, see note (b) below); and 784 units held by the General Partner (see note (c) below), the above listed units may be held in brokerage accounts where they are pledged as security.
(2)
Based upon 66,157,310 Common Units outstanding on November 24, 2025.

* Less than 1%.

(a)
Based on an amended Schedule 13G dated October 1, 2025 filed by ALPS Advisors, Inc. and Alerian MLP ETF, which indicates that as of September 30, 2025, ALPS Advisors, Inc. and Alerian MLP ETF each have the shared power to vote or to direct the vote of 14,327,026 Common Units and the shared power to dispose or to direct the disposition of 14,327,026 Common Units. The 13G indicates that ALPS Advisors, Inc., may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because it and certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients. We make no representation as to the accuracy or completeness of the information reported. The address of ALPS Advisors, Inc. and Alerian MLP ETF is 1290 Broadway, Suite 1000, Denver, CO 80203.
(b)
Based on an amended Schedule 13G dated May 15, 2025 filed by Global X Management Company LLC, which indicates that as of March 31, 2025, Global X Management Company LLC has the sole power to vote or to direct the vote of 4,249,304 Common Units and the sole power to retain or dispose of Common Units for which certain investment companies registered under Section 8 of the Investment Company Act of 1940 managed by Global X Management Company LLC have the right to receive distributions from, or the proceeds from the sale of, these Common Units. We make no representation as to the accuracy or completeness of the information reported. The address of Global X Management Company LLC is 605 3rd Avenue, 43rd Floor, New York, NY 10158.
(c)
Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member. Excludes 98,495 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(d)
Excludes 49,064 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(e)
Excludes 43,612 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(f)
Excludes 34,049 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(g)
Excludes 11,654 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.

(h)
Excludes 8,741 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(i)
Excludes 17,409 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(j)
Excludes 22,116 unvested restricted units, none of which will vest in the 60-day period following November 24, 2025.
(k)
Inclusive of the unvested restricted units referred to in footnotes (c), (d), (e), (f), (g), (h), (i) and (j) above, the reported number of units excludes 600,391 unvested restricted units, of which none will vest in the 60-day period following November 24, 2025.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 27, 2025, with respect to the Partnership’s Restricted Unit Plan, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	927,451	(2)	$14.35	2,405,247
Equity compensation plans not approved by security holders	—		—	—
Total	927,451		$14.35	2,405,247

(1)
Relates to the Restricted Unit Plan.
(2)
Represents number of restricted units that, as of September 27, 2025, had been granted under the Restricted Unit Plan but had not yet vested.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services related to fiscal years 2025 and 2024 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2025	Fiscal 2024
Audit Fees (a)	$2,651,000	$2,494,000
Tax Fees (b)	996,000	954,000
All Other Fees (c)	2,000	2,000
Total	$3,649,000	$3,450,000

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

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2025 and fiscal 2024.

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

10.3

Suburban Propane, L.P. Severance Protection Plan (Incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K filed on December 24, 1996), as amended on January 24, 2008 (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q filed February 7, 2007), January 20, 2009 (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed November 25, 2009) and November 10, 2009 (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K filed on November 25, 2009). #

10.4

Suburban Propane, L.P. Executive Special Severance Plan, effective January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on November 19, 2019). #

10.5

Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 16, 2020), as amended on February 2, 2022 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed February 3, 2022). #

10.6	Suburban Propane, L.P. 2021 Long-Term Incentive Plan, effective September 27, 2020, as amended on February 2, 2022, as amended on November 11, 2025 (Filed herewith).

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

19.1	Suburban Propane Partners, L.P. and its Subsidiaries Policy on Insider Trading (Incorporated by reference to Exhibit 19.1 to the Partnership's Annual Report on Form 10-K filed on November 27, 2024).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith).

97.1	Dodd-Frank Clawback Policy, effective as of December 1, 2023. (Incorporated by reference to Exhibit 97.1 to the Partnership's Annual Report on Form 10-K filed on November 22, 2023).

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 26, 2025	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive	November 26, 2025
	(Michael A. Stivala)	Officer and Supervisor

By:	/s/ MATTHEW J. CHANIN	Chairman and Supervisor	November 26, 2025
(Matthew J. Chanin)

By:	/s/ HAROLD R. LOGAN, JR.	Supervisor	November 26, 2025
(Harold R. Logan, Jr.)

By:	/s/ JANE SWIFT	Supervisor	November 26, 2025
(Jane Swift)

By:	/s/ TERENCE J. CONNORS	Supervisor	November 26, 2025
(Terence J. Connors)

By:	/s/ WILLIAM M. LANDUYT	Supervisor	November 26, 2025
(William M. Landuyt)

By:	/s/ AMY M. ADAMS	Supervisor	November 26, 2025
(Amy M. Adams)

By:	/s/ ROMMEL M. OATES	Supervisor	November 26, 2025
(Rommel M. Oates)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer	November 26, 2025
(Michael A. Kuglin)

By:	/s/ DANIEL S. BLOOMSTEIN	Vice President, Controller and	November 26, 2025
	(Daniel S. Bloomstein)	Chief Accounting Officer

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders

of Suburban Propane Partners, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") as of September 27, 2025 and September 28, 2024, and the related consolidated statements of operations, of comprehensive income, of partners’ capital and of cash flows for each of the three years in the period ended September 27, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Insurance

As described in Notes 2 and 14 to the consolidated financial statements, the Partnership had accrued insurance liabilities of approximately $57 million as of September 27, 2025, which represents the estimated costs of known and anticipated or unasserted claims for incidents related to general and product, workers’ compensation and automobile liabilities. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. The Partnership is self-insured for these liabilities up to predetermined amounts above which third party insurance applies. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance, which amounted to approximately $16 million as of September 27, 2025.

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

November 26, 2025

We have served as the Partnership’s auditor since 1995.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 27,	September 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$405	$3,219
Accounts receivable, less allowance for doubtful accounts of $5,107 and $4,707, respectively	69,479	66,444
Inventories	73,726	55,430
Other current assets	22,664	32,451
Total current assets	166,274	157,544
Property, plant and equipment, net	691,275	653,985
Operating lease right-of-use assets	118,997	140,243
Goodwill	1,157,827	1,151,252
Other intangible assets, net	84,777	74,512
Other assets	77,124	95,225
Total assets	$2,296,274	$2,272,761
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$45,042	$41,058
Accrued employment and benefit costs	47,066	40,371
Accrued insurance	10,460	12,510
Customer deposits and advances	121,737	126,570
Operating lease liabilities	34,329	35,616
Accrued interest	16,325	15,949
Other current liabilities	27,861	34,048
Total current liabilities	302,820	306,122
Long-term borrowings	1,211,745	1,210,326
Accrued insurance	46,225	45,560
Operating lease liabilities	83,684	103,797
Other liabilities	53,229	59,896
Total liabilities	1,697,703	1,725,701
Commitments and contingencies
Partners' capital:
Common Unitholders (65,845 and 64,072 units issued and outstanding at September 27, 2025 and September 28, 2024, respectively)	604,054	553,207
Accumulated other comprehensive loss	(5,483)	(6,147)
Total partners' capital	598,571	547,060
Total liabilities and partners' capital	$2,296,274	$2,272,761

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Revenues
Propane	$1,265,494	$1,150,034	$1,232,138
Fuel oil and refined fuels	67,352	73,783	92,127
Natural gas and electricity	24,593	25,877	31,160
All other	75,079	77,478	73,769
	1,432,518	1,327,172	1,429,194
Costs and expenses
Cost of products sold	563,706	522,196	590,131
Operating	494,079	476,857	478,058
General and administrative	96,380	89,894	91,574
Depreciation and amortization	72,042	66,975	62,582
	1,226,207	1,155,922	1,222,345
Operating income	206,311	171,250	206,849
Loss on debt extinguishment	—	215	—
Interest expense, net	76,265	74,590	73,393
Other, net	22,128	21,537	9,036
Income before provision for income taxes	107,918	74,908	124,420
Provision for income taxes	1,348	734	668
Net income	$106,570	$74,174	$123,752
Net income per Common Unit - basic	$1.64	$1.15	$1.94
Weighted average number of Common Units outstanding - basic	65,111	64,306	63,835
Net income per Common Unit - diluted	$1.62	$1.14	$1.92
Weighted average number of Common Units outstanding - diluted	65,589	64,841	64,441

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Net income	$106,570	$74,174	$123,752
Other comprehensive income:
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans	136	3,882	1,929
Recognition in earnings of net actuarial loss for pension settlement	528	638	—
Other comprehensive income	664	4,520	1,929
Total comprehensive income	$107,234	$78,694	$125,681

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$106,570	$74,174	$123,752
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	72,042	66,975	62,582
Equity in losses and impairment charges for investments in unconsolidated affiliates	29,891	18,119	6,264
Compensation costs recognized under Restricted Unit Plans	7,775	8,191	8,260
Pension settlement charge	528	638	—
Loss on debt extinguishment	—	215	—
Other, net	4,474	4,058	1,517
Changes in assets and liabilities:
Accounts receivable	(4,057)	1,302	15,080
Inventories	(14,139)	6,578	5,138
Other current and noncurrent assets	18,574	(2,754)	6,112
Accounts payable	939	1,065	(206)
Accrued employment and benefit costs	6,344	(5,227)	1,519
Accrued insurance	(1,385)	(3,112)	(2,883)
Customer deposits and advances	(4,833)	(741)	(281)
Contributions to defined benefit pension plan	(4,000)	(4,000)	(4,000)
Other current and noncurrent liabilities	(32,467)	(4,896)	2,385
Net cash provided by operating activities	186,256	160,585	225,239
Cash flows from investing activities:
Capital expenditures	(71,960)	(59,429)	(44,949)
Investments in and acquisitions of businesses	(59,469)	(25,152)	(130,124)
Proceeds from sale of property, plant and equipment	3,174	2,937	4,436
Net cash (used in) investing activities	(128,255)	(81,644)	(170,637)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	459,200	626,000	525,700
Repayments of borrowings under revolving credit facility	(461,000)	(607,000)	(483,300)
Issuance costs associated with long-term borrowings	—	(3,744)	—
Proceeds from the issuance of Common Units under an at-the-market equity program, net of commissions and offering costs	23,459	—	—
Partnership distributions	(84,175)	(83,090)	(82,383)
Other, net	(4,228)	(4,667)	(4,645)
Net cash (used in) financing activities	(66,744)	(72,501)	(44,628)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,743)	6,440	9,974
Cash, cash equivalents and restricted cash at beginning of period	20,514	14,074	4,100
Cash, cash equivalents and restricted cash at end of period	$11,771	$20,514	$14,074

Less: restricted cash	11,366	17,295	10,560
Cash and cash equivalents, end of period	$405	$3,219	$3,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,943	$73,552	$67,529

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners'
	Common Units	Unitholders	(Loss)	Capital
Balance at September 24, 2022	62,987	$510,126	$(12,596)	$497,530
Net income		123,752	—	123,752
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans		—	1,929	1,929
Partnership distributions		(82,383)	—	(82,383)
Common Units issued under Restricted Unit Plan, net of units withheld for income tax withholding purposes	534	(2,732)	—	(2,732)
Compensation costs recognized under Restricted Unit Plan		8,260	—	8,260
Balance at September 30, 2023	63,521	$557,023	$(10,667)	$546,356

Net income		74,174	—	74,174
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans		—	3,882	3,882
Partnership distributions		(83,090)	—	(83,090)
Common Units issued under Restricted Unit Plan, net of units withheld for income tax withholding purposes	551	(3,091)	—	(3,091)
Recognition in earnings of net actuarial loss for pension settlement		—	638	638
Compensation costs recognized under Restricted Unit Plan		8,191	—	8,191
Balance at September 28, 2024	64,072	$553,207	$(6,147)	$547,060

Net income		106,570	—	106,570
Amortization of net actuarial gains and prior service credits into earnings and net change in funded status of benefit plans		—	136	136
Partnership distributions		(84,175)	—	(84,175)
Common Units issued under Restricted Unit Plan, net of units withheld for income tax withholding purposes	501	(2,782)	—	(2,782)
Net proceeds from the issuance of Common Units under an at-the-market equity program	1,272	23,459		23,459
Recognition in earnings of net actuarial loss for pension settlement		—	528	528
Compensation costs recognized under Restricted Unit Plan		7,775	—	7,775
Balance at September 27, 2025	65,845	$604,054	$(5,483)	$598,571

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 65,844,644 Common Units outstanding at September 27, 2025. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.0 million residential, commercial, industrial and agricultural customers through approximately 750 locations in 42 states. The Partnership’s operations are principally concentrated in the east and west coast regions of the United States, as well as portions of the midwest region of the United States and Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2025, 2024 or 2023.

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

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, as was the case for fiscal 2023, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2025 and 2024 included 52 weeks of operations.

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

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In accordance with the indenture, as amended, and loan agreement, as amended, governing the Green Bonds assumed in the RNG Acquisition (see Notes 4 and 10), the Partnership is required to maintain certain funds in various accounts that are held with a third-party trustee for debt service and other purposes. The amounts deposited in those accounts are considered Restricted Cash and is reported within other current assets (or other assets, as applicable). The balance classified as short-term included accounts for which the cash will be used within one year, and are related to interest payments as well as operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet and Statement of Operations Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during fiscal 2025, 2024 or 2023.

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

Other Intangible Assets. Other intangible assets consist of customer and supply relationships, tradenames and non-compete agreements. Customer and supply relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2028 and 2035. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements.

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

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 477,834, 535,017 and 606,454 units for fiscal 2025, 2024 and 2023, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Issued Accounting Pronouncements. In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes: Improvements to Income Tax Disclosures” (“Topic 740”). This update requires disclosure of specific categories and disaggregation of information in the income tax rate reconciliation table. Topic 740 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of Topic 740 are effective for annual periods beginning after

December 15, 2024, which will be the Partnership’s fiscal 2026 annual report. Early adoption is permitted and the amendments should be applied on a prospective basis with retrospective application also being permitted. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“Subtopic 220-40”) and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” These updates require enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. Subtopic 220-40 may be applied either prospectively or retrospectively and, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Subtopic 220-40 will first be effective for the Partnership’s 2028 annual report. The Partnership is assessing the effect of this update on its consolidated financial statements and related disclosures

Recently Adopted Accounting Pronouncements. On the first day of fiscal 2025, the Partnership adopted the guidance under ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”). This update required public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. Beginning with this Annual Report for fiscal 2025, the adoption of Topic 280 resulted in incremental segment reporting disclosures, most notably disclosure of cost of products sold and operating expenses for each reportable segment. See Note 18, "Segment Information" for more information.

3. Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 18, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 88%, 5% and 2%, respectively, of the Partnership’s revenue for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Retail
Residential	$766,528	$706,768	$771,783
Commercial	404,181	372,828	393,482
Industrial	120,579	120,985	130,656
Government	67,976	61,396	65,489
Agricultural	33,398	36,568	40,971
Wholesale	39,856	28,627	26,813
Total revenues	$1,432,518	$1,327,172	$1,429,194

The Partnership recognized $87,056, $84,687 and $64,508 of revenue during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $5,806 and $3,901 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of September 27, 2025 and September 28, 2024, respectively.

4. Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for two operating facilities located in Stanfield, AZ and Columbus, OH, along with potential contingent consideration that Equilibrium could earn based upon the future economic performance of the acquired RNG assets, and a percentage of the monetization of production tax credits earned during calendar years 2025 through 2027 if the acquired RNG assets meet a specified annual EBITDA threshold during the same three-year period. Using a valuation model (a level 3 input), the fair value of the contingent consideration was initially determined to be $6,194 and was included in the allocation of the purchase price to the assets acquired and liabilities assumed. Based upon an evaluation of several factors, including current and projected market prices for certain environmental attributes and the likelihood of meeting the EBITDA threshold for the acquired RNG assets during the measurement period, the Partnership determined that the fair value as of September 27, 2025 was $0, resulting in income of $6,194 in fiscal 2025, which was recorded in “Other, net” within the consolidated statement of operations.

The purchase agreement also included potential contingent consideration payable by Equilibrium to Suburban Renewable Energy based on the costs to construct a gas upgrade system at the Columbus, OH facility. According to the purchase agreement, expenditures for the gas upgrade equipment project that exceeded a certain amount would be funded by Equilibrium, up to a total of $3,000, if the Partnership incurred those costs prior to December 31, 2024. During the first quarter of fiscal 2025, the Partnership recorded a $3,000 increase in the fair value of this contingent consideration, which was recognized as income within “Other, net” on the Partnership’s consolidated statement of operations for fiscal 2025.

Suburban Renewable Energy owns a 19% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, Virginia and has also purchased certain secured convertible notes issued by IH. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $9,595, recognized in “Other, net” on the consolidated statement of operations, to write down the carrying value of its investment in IH to its estimated fair value of $21,589 based on third-party investment discussions. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon, a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) transportation fuel, is focused on the research and development of practical and affordable pathways to zero-emission transportation through its proprietary production process. Oberon’s rDME fuel is a low-carbon, zero-soot alternative to petroleum diesel, and when blended with propane can significantly reduce the carbon intensity of propane. Additionally, rDME is a carrier for hydrogen, making it easy to deliver this renewable fuel for the growing hydrogen fuel cell vehicle industry. As a development-stage entity, Oberon is reliant on raising capital to fund its operations and strategic growth initiatives. Due to Oberon’s financial condition, which raised substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in Oberon was fully impaired as of December 28, 2024. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $10,213, recognized in “Other, net” on the consolidated statement of operations, to write down the carrying value of its investment in Oberon to $0.

Suburban Renewable Energy owns a minority equity stake in another privately-held, development-stage entity. Due to this entity’s financial condition, which raised substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in this entity was fully impaired as of September 27, 2025. During the fourth quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $6,095, recognized in “Other, net” on the consolidated statement of operations, to write down the carrying value of its investment to $0.

These strategic investments were made to gain knowledge and otherwise support the Partnership’s Go Green with Suburban Propane corporate pillar, which focuses on advocating for the clean-burning and versatile nature of propane and renewable propane as a solution to a lower carbon future and investing in innovative, renewable energy alternatives to lower GHG emissions. The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the consolidated balance sheets, and the Partnership’s equity in their losses were included in “Other, net” within the consolidated statements of operations. The investment in the other development-stage entity is being accounted for under the cost method of accounting and was included in “Other assets” within the consolidated balance sheets.

Pursuant to the Partnership’s strategic growth initiatives, the Operating Partnership acquired the propane assets and operations of various propane retailers in each of the last three fiscal years, as well as made additional investments in Oberon, IH and the other development-stage entity, as summarized below. The purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s consolidated financial position and statement of operations.

Fiscal Year	Total consideration (1)
2025	$60,061	(2)
2024	$26,361	(3)
2023	$19,651	(4)

(1) Total consideration includes non-compete consideration, which will be paid over the respective non-compete periods subject to compliance with the terms of the respective agreements, investments in the Partnership's equity-method and cost-method investees, and excludes working capital adjustments.

(2) Includes one acquisition of a propane retailer located in New Mexico.

(3) Includes three acquisitions of propane retailers located in Florida, Nevada, and Texas.

(4) Includes one acquisition of a propane retailer located in Washington.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the last three fiscal years:

	Fiscal	Fiscal	Fiscal
	2025	2024	2023
First Quarter	$0.3250	$0.3250	$0.3250
Second Quarter	0.3250	0.3250	0.3250
Third Quarter	0.3250	0.3250	0.3250
Fourth Quarter	0.3250	0.3250	0.3250

6. Selected Balance Sheet and Statement of Operations Information

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

	As of
	September 27,	September 28,
	2025	2024
Cash and cash equivalents	$405	$3,219
Restricted cash included in other current assets	3,302	9,355
Restricted cash included in other assets (noncurrent)	8,064	7,940
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$11,771	$20,514

Inventories. Inventories consist of the following:

	As of
	September 27,	September 28,
	2025	2024
Propane, fuel oil and refined fuels and natural gas	$69,694	$52,284
Appliances	4,032	3,146
	$73,726	$55,430

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment. Property, plant and equipment consists of the following:

	As of
	September 27,	September 28,
	2025	2024
Land and improvements	$199,862	$195,601
Buildings and improvements	141,211	133,019
Transportation equipment	32,800	26,306
Storage facilities	125,441	122,308
Machinery and equipment	78,457	77,841
Tanks and cylinders	1,000,002	965,187
Computer software	58,009	54,988
Construction in progress	61,964	30,806
	1,697,746	1,606,056
Less: accumulated depreciation	(1,006,471)	(952,071)
	$691,275	$653,985

Depreciation expense for fiscal 2025, 2024 and 2023 amounted to $59,364, $54,681 and $51,676, respectively.

Other, Net. Other, Net consists of the following:

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Equity in losses of Oberon (1)	$12,358	$16,042	$4,698
Equity in losses of IH (2)	11,438	2,077	1,566
Impairment of cost-method investee (3)	6,095	—	—
Contingent consideration from Equilibrium	(3,000)	—	—
Reversal of the earnout reserve established in connection with the RNG Acquisition (4)	(6,194)	—	—
Other (5)	1,431	3,418	2,772
Other, net	$22,128	$21,537	$9,036

(1)
Fiscal 2025 included an other-than-temporary impairment charge of $10,213 (see Note 4 above).

(2)
Fiscal 2025 included an other-than-temporary impairment charge of $9,595 (see Note 4 above).

(3)
Fiscal 2025 included an other-than-temporary impairment charge of $6,095 (see Note 4 above).

(4)
Represents an adjustment to the fair value of the Partnership's contingent consideration liability (see Note 4 above).

(5)
Includes net periodic benefits costs for the Partnership's pension and other postretirement benefit plans and pension settlement charges (see Note 12 below).

7. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2025 and fiscal 2024 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill. The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	All other	Total
Balance as of September 28, 2024
Goodwill	$1,107,655	$10,900	$7,900	$31,259	$1,157,714
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,107,655	$4,438	$7,900	$31,259	$1,151,252

Fiscal 2025 Activity
Goodwill acquired (1)	$6,575	$—	$—	$—	$6,575

Balance as of September 27, 2025
Goodwill	$1,114,230	$10,900	$7,900	$31,259	$1,164,289
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,114,230	$4,438	$7,900	$31,259	$1,157,827

Other intangible assets consist of the following:

	As of
	September 27,	September 28,
	2025	2024
Customer relationships (1)	$596,429	$577,486
Non-compete agreements (1)	45,955	41,955
Other	5,100	7,067
	647,484	626,508
Less: accumulated amortization
Customer relationships	(523,636)	(513,053)
Non-compete agreements	(37,430)	(36,000)
Other	(1,641)	(2,943)
	(562,707)	(551,996)
	$84,777	$74,512

(1)
Reflects the impact from acquisitions (See Note 4).

Aggregate amortization expense related to other intangible assets for fiscal 2025, 2024 and 2023 was $12,678, $12,294 and $10,906, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 27, 2025 is estimated as follows: 2026: $12,070; 2027: $12,056; 2028: $11,570; 2029: $10,498; and 2030: $8,516.

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced as of September 27, 2025.

Quantitative information on the Partnership’s lease population for fiscal 2025 is as follows:

	Year Ended
	September 27, 2025	September 28, 2024
Lease expense	$44,571	$44,264

Other information:
Cash payments for operating leases	44,880	44,456
Right-of-use assets obtained in exchange for new operating lease liabilities	12,899	28,786
Weighted-average remaining lease term	5.5 years	5.5 years
Weighted-average discount rate	6.3%	6.2%

The following table summarizes future minimum lease payments under non-cancelable operating leases as of September 27, 2025:

Fiscal Year	Operating Leases
2026	$40,580
2027	29,883
2028	24,051
2029	17,415
2030	10,456
2031 and thereafter	18,746
Total future minimum lease payments	$141,131
Less: interest	(23,118)
Total lease obligations	$118,013

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

NOLs generated by the Corporate Entities beginning in 2018 may be carried forward indefinitely. The Corporate Entities generated a taxable loss during the 2022 tax year, which resulted in a $295 deferred tax benefit recorded during fiscal 2023.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Current provision
Federal	$5	$6	$8
State and local	761	728	955
	766	734	963
Deferred provision (benefit)	582	—	(295)
	$1,348	$734	$668

The provision for income taxes differs from income taxes computed at the U.S. federal statutory rate as a result of the following:

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Income tax provision at federal statutory tax rate	$22,663	$15,731	$26,128
Impact of Partnership income not subject to federal income taxes	(29,814)	(20,245)	(31,604)
Permanent differences	(280)	135	104
Change in valuation allowance	9,505	4,725	6,721
State income taxes	(547)	449	(552)
Other	(179)	(61)	(129)
Provision for income taxes - current and deferred	$1,348	$734	$668

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	Year Ended
	September 27,	September 28,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$56,549	$55,785
Allowance for doubtful accounts	323	272
Inventory	742	873
Deferred revenue	429	486
Other accruals	8,735	4,026
Total deferred tax assets	66,778	61,442
Deferred tax liabilities:
Intangible assets	1,886	278
Property, plant and equipment	10,362	8,949
Total deferred tax liabilities	12,248	9,227
Net deferred tax assets	54,530	52,215
Valuation allowance	(53,784)	(50,888)
Net deferred tax assets	$746	$1,327

10. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 27,	September 28,
	2025	2024
5.875% senior notes, due March 1, 2027	$350,000	$350,000
5.00% senior notes, due June 1, 2031	650,000	650,000
5.50% Green Bonds due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $10,953 and $12,478	69,692	68,167
Revolving Credit Facility, due March 15, 2029	149,200	151,000
Subtotal	1,218,892	1,219,167

Less: unamortized debt issuance costs	(7,147)	(8,841)
	$1,211,745	$1,210,326

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

The Green Bonds contain various restrictive and affirmative covenants, and previously included a financial covenant requiring SuburbanRNG-Stanfield’s debt service coverage ratio, as defined therein, to be not less than 1.00 to 1.00 for three consecutive fiscal quarters. SuburbanRNG-Stanfield did not comply with this ratio for March 29, 2025, December 28, 2024, September 28, 2024 and the interim periods during fiscal 2024 which, if not waived, would have constituted an event of default under the terms of the Green Bonds. SuburbanRNG-Stanfield and the Partnership obtained waivers for this non-compliance from the holders of a majority of the outstanding Green Bonds, which cured the impact of any events of default for all periods listed. Effective May 2, 2025, the Operating Partnership entered into a guaranty agreement with the trustee under the Indentures of Trust whereby it guarantees all payments due under the Green Bonds, and amended the indenture governing the Green Bonds to eliminate the debt service coverage ratio covenant.

Credit Agreement

On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $149,200 and $151,000 was outstanding as of September 27, 2025 and September 28, 2024, respectively. The Revolving Credit Facility matures on the earlier of (i) the date that is ninety-one (91) days prior to maturity of the 2027 Senior Notes (unless the notes have been refinanced prior to such date) and (ii) March 15, 2029. At the time of the execution of the Credit Agreement, $187,900 was outstanding under the Operating Partnership’s revolving credit facility of the previous credit agreement, which was rolled into the Revolving Credit Facility under the Credit Agreement. The Credit Agreement amends and restates the previous amended and restated credit agreement dated March 5, 2020. Borrowings under the Revolving Credit Facility may be used for general corporate purposes; including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In connection with the execution of the Credit Agreement, the Partnership recognized a non-cash charge of $215 in fiscal 2024 to write-off a portion of unamortized debt origination costs of the previous credit agreement.

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

As of September 27, 2025, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of September 27, 2025, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 6.84%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of September 27, 2025, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $26,386 which expire periodically through April 30, 2026.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of September 27, 2025.

Under the terms of the Credit Agreement, certain events of default under the terms of the Green Bonds constitute an event of default under the Credit Agreement. In the first quarter of fiscal 2025, the Partnership obtained a waiver from the lenders and the administrative agent under the Credit Agreement for the corresponding event of default under the Credit Agreement resulting from the event of default under the Green Bonds; this was not required for the second, third or fourth quarters of fiscal 2025.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Credit Agreement are capitalized within other assets and amortized on a straight-line basis over the term of the Credit Agreement. During fiscal 2024, the Partnership recognized a charge of $215 to write-off unamortized debt origination costs and capitalized $3,744 in costs incurred in connection with the amendment to the Credit Agreement. Debt origination costs associated with the Partnership’s Senior Notes are reflected as a direct deduction from the carrying amount of such debt and amortized on a straight-line basis over the terms of the respective Senior Notes. Other assets at September 27, 2025 and September 28, 2024 include debt origination costs associated with the Credit Agreement with a net carrying amount of $1,743 and $3,237, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 27, 2025 are as follows: fiscal 2026: $-0-; fiscal 2027: $499,200; fiscal 2028: $-0-; fiscal 2029: $11,707; fiscal 2030: $12,352; and thereafter: $706,586.

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

The following is a summary of activity in the Restricted Unit Plan:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 24, 2022	1,516,229	$13.52
Awarded	571,732	13.45
Forfeited	(15,552)	(13.15)
Vested (1)	(706,047)	(14.59)
Outstanding September 30, 2023	1,366,362	12.94
Awarded	466,625	14.77
Forfeited	(1,470)	(18.44)
Vested (1)	(731,239)	(13.47)
Outstanding September 28, 2024	1,100,278	13.37
Awarded	509,951	15.09
Forfeited	(25,368)	(13.79)
Vested (1)	(657,440)	(13.30)
Outstanding September 27, 2025	927,421	$14.35

(1)
During fiscal 2025, 2024 and 2023, the Partnership withheld 156,540, 180,787 and 171,840 Common Units, respectively, from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of September 27, 2025, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $2,550. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of approximately 1.2 years. Compensation expense for the Restricted Unit Plan for fiscal 2025, 2024 and 2023 was $7,775, $8,191 and $8,260, respectively.

Phantom Equity Plan. At its November 8, 2022 meeting, the Compensation Committee adopted the Phantom Equity Plan (the “PEP”) to incentivize behaviors that will lead to the creation of long-term value for the Partnership’s Unitholders by functioning as a cash-settled corollary plan to the Partnership’s Restricted Unit Plan. The executive officers of the Partnership, the members of the Board, and other employees of the Partnership are eligible for awards of phantom units under the PEP. Unless otherwise stipulated by the Compensation Committee, the standard vesting schedule for awards under the PEP will be one-third of each award on each of the first three anniversaries of the award grant date, subject to continuous employment or service from the grant date through the applicable payment date. Unvested awards are subject to forfeiture in certain circumstances, as defined in the PEP document and the applicable award agreements. Upon vesting, phantom units are automatically converted into cash equal to the average of the highest and lowest trading prices of the Partnership’s Common Units on the day prior to the vesting date.

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2025, fiscal 2024 and fiscal 2023 was $7,564, $7,297 and $3,668, respectively. As of September 27, 2025 and September 28, 2024, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,561 and $9,019, respectively.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan was $1,382, $1,475 and $1,344 for fiscal 2025, 2024 and 2023, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2025, 2024 and 2023 was $4,439, $3,573, and $3,771, respectively. The cash payout in fiscal 2025, which related to the fiscal 2022 award, was $4,038; the cash payout in fiscal 2024, which related to the fiscal 2021 award, was $4,405; and the cash payout in fiscal 2023, which related to the fiscal 2020 award, was $3,129.

12. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan represent a match of $0.50 on up to 6% of eligible compensation contributed with the opportunity to earn an additional performance-based matching contribution if certain annual fiscal performance targets are achieved. These contribution costs were $4,263, $4,280 and $4,493 for fiscal 2025, 2024 and 2023, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. Contributions of $4,000 were made by the Partnership during each of fiscal 2025, 2024 and 2023. In fiscal 2010, the Internal Revenue Service completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2025 and 2024 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2025	2024	2025	2024
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$65,405	$69,372	$2,528	$2,871
Interest cost	2,577	3,129	100	143
Actuarial (gain) loss	(1,888)	2,012	(278)	(164)
Lump sum benefits paid	(3,441)	(3,917)	—	—
Ordinary benefits paid	(4,882)	(5,191)	(277)	(322)
Prior service credits	—	—	14	—
Benefit obligation at end of year	$57,771	$65,405	$2,087	$2,528

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$52,758	$51,340	$—	$—
Actual return on plan assets	(260)	6,526	—	—
Employer contributions	4,000	4,000	277	322
Lump sum benefits paid	(3,441)	(3,917)	—	—
Ordinary benefits paid	(4,882)	(5,191)	(277)	(322)
Fair value of plan assets at end of year	$48,175	$52,758	$—	$—

Funded status:
Funded status at end of year	$(9,596)	$(12,647)	$(2,087)	$(2,528)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(9,596)	$(12,647)	$(2,087)	$(2,528)
Less: current portion	—	—	289	342
Noncurrent benefit liability	$(9,596)	$(12,647)	$(1,798)	$(2,186)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(8,697)	$(9,809)	$3,148	$3,556
Prior service credits	—	—	66	106
Net amount recognized in accumulated other comprehensive (loss) income	$(8,697)	$(9,809)	$3,214	$3,662

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

The following table presents the actual allocation of assets held in trust as of:

	September 27,	September 28,
	2025	2024
Fixed income securities	85%	85%
Equity securities	15%	15%
	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments. Commingled funds are valued at the net asset value of its underlying securities. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 27,	September 28,
	2025	2024
Short term investments (1)	$1,504	$1,466

Equity securities: (1) (2)
Domestic	4,480	2,855
International	2,603	4,975

Fixed income securities (1) (3)	39,588	43,462
	$48,175	$52,758

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

Projected Contributions and Benefit Payments. The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2026. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

	Pension	Retiree Health and
Fiscal Year	Benefits	Life Benefits
2026	$15,926	$289
2027	5,802	250
2028	5,361	214
2029	5,036	181
2030	4,498	152
2031 through 2035	17,577	431

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2026 will elect to receive a benefit payment in fiscal 2026. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2025, 2024 and 2023:

	Pension Benefits			Retiree Health and Life Benefits
	2025	2024	2023	2025	2024	2023
Interest cost	$2,577	$3,129	$3,306	$100	$143	$166
Expected return on plan assets	(1,289)	(1,260)	(1,355)	—	—	—
Amortization of prior service credit	—	—	—	(25)	(284)	(498)
Settlement charge	528	638	—	—	—	—
Recognized net actuarial loss (gain)	245	1,489	1,927	(687)	(741)	(775)
Net periodic benefit costs	$2,061	$3,996	$3,878	$(612)	$(882)	$(1,107)

During fiscal 2025, fiscal 2024 and fiscal 2023, lump sum pension settlement payments to either terminated or retired individuals amounted to $3,441, $3,917 and $2,639, respectively. The settlement threshold (combined service and interest costs of net periodic pension cost) for these three years were $2,577, $3,129 and $3,306, respectively. In fiscal 2025 and fiscal 2024, lump sum pension settlement payments exceeded the respective settlement thresholds, which required the Partnership to recognize non-cash settlement charges of $528 and $638, respectively. The non-cash charges were required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 27, 2025 and September 28, 2024 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2025	2024	2025	2024
Weighted-average discount rate	5.000%	4.625%	4.500%	4.250%
Average rate of compensation increase	n/a	n/a	n/a	n/a

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2025, 2024 and 2023 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average discount rate	4.625%	5.500%	5.125%	4.250%	5.375%	4.875%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	2.900%	2.950%	2.950%	n/a	n/a	n/a

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

An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 27, 2025 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2025. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multi-Employer Pension Plans. As a result of the acquisition of the retail propane assets of Inergy, the Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of September 27, 2025 and September 28, 2024, the Partnership’s estimated obligation for MEPP established withdrawals was $18,559 and $20,026, respectively. Due to the uncertainty regarding future factors that could impact the withdrawal liability, the Partnership is unable to determine the timing of the payment of the future withdrawal liability, or additional future withdrawal liability, if any.

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

While no multi-employer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the MEPPs to which the Partnership contributes. The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan's actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. Total contributions made by the Partnership to multi-employer pension plans for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023 are shown below.

		PPA Zone Status			Contributions			Contributions greater than 5% of	Expiration
Pension Fund	EIN/Pension Plan Number	2025	2024	FIP/RP Status	2025	2024	2023	Total Plan Contributions	date of CBA
Local 282 Pension Trust (1)	11-6245313	Green	Green	n/a	$215	$269	$301	No	August 2029
Western Conference of Teamsters Pension Plan (1)	91-6145047	Green	Green	n/a	23	29	18	No	February 2024
					$238	$298	$319

(1) Based on most recent available valuation information for plan year ended December 2023.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans. Contributions to those plans were $674, $892 and $881 for fiscal 2025, 2024 and 2023, respectively.

13. Financial Instruments and Risk Management

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In accordance with the indenture, as amended, and loan agreement, as amended, governing the Green Bonds assumed in the RNG Acquisition (see Notes 4 and 10), the Partnership is required to maintain certain funds in various accounts that are held with a third-party trustee for debt service and other purposes. The amounts deposited in those accounts are considered Restricted Cash and are reported within other current assets (or other assets, as applicable). The balance classified as short-term included accounts for which the cash will be used within one year, and are related to interest payments as well as operating and maintenance activities for the RNG facility in Arizona. The balance classified as long-term represented cash held in a debt service fund for future debt repayments on the Green Bonds for which the first debt redemption payment is due on October 1, 2028. Refer to Note 6, “Selected Balance Sheet and Statement of Operations Information” for a reconciliation of cash, cash equivalents, and restricted cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 27, 2025 and September 28, 2024, respectively:

	As of September 27, 2025		As of September 28, 2024
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,504	Other current assets	$4,122
	Other assets	102	Other assets	769
		$1,606		$4,891

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,883	Other current liabilities	$5,744
	Other liabilities	53	Other liabilities	—
		$1,936		$5,744

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2025		Fiscal 2024
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,475	$193	$—	$806
Beginning balance realized during the period	(1,475)	(193)	—	(806)
Contracts purchased during the period	572	250	1,475	193
Change in the fair value of outstanding contracts	—	—	—	—
Ending balance of over-the-counter options	$572	$250	$1,475	$193

As of September 27, 2025 and September 28, 2024, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately seven and three months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2025, 2024 and 2023 are as follows:

	Unrealized Gains (Losses) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location	Amount
Commodity-related derivatives:

Fiscal 2025	Cost of products sold	$2,422

Fiscal 2024	Cost of products sold	$(14,598)

Fiscal 2023	Cost of products sold	$(3,671)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 27, 2025
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$4,213	$(2,607)	$1,606
	$4,213	$(2,607)	$1,606

Liability Derivatives
Commodity-related derivatives	$4,543	$(2,607)	$1,936
	$4,543	$(2,607)	$1,936

	As of September 28, 2024
			Net amounts
			presented in the
	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$13,649	$(8,758)	$4,891
	$13,649	$(8,758)	$4,891

Liability Derivatives
Commodity-related derivatives	$14,502	$(8,758)	$5,744
	$14,502	$(8,758)	$5,744

The Partnership had $2,813 and $6,439 posted cash collateral as of September 27, 2025 and September 28, 2024, respectively, with its brokers for outstanding commodity-related derivatives.

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 750 locations in 42 states. No single customer accounted for more than 10% of revenues during fiscal 2025, 2024 or 2023 and no concentration of receivables exists as of September 27, 2025 or September 28, 2024.

During fiscal 2025, Energy Transfer LP and Targa Liquids Marketing, provided approximately 30% and 12% of the Partnership’s total propane purchases, respectively. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2025. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt, Senior Notes and Green Bonds. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2027 Senior Notes and 2031 Senior Notes was $349,125 and $617,500, respectively, as of September 27, 2025. The fair value of the Green Bonds is based upon a valuation model (a Level 3 input), which was $71,090 as of September 27, 2025.

14. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of its vehicle fleet, for various periods under noncancelable leases.

Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of September 27, 2025 and September 28, 2024, the Partnership had accrued liabilities of $56,685 and $58,070, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,654 and $14,340 as of September 27, 2025 and September 28, 2024, respectively.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as AES in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the New York Public Service Commission (“NY PSC”) has amended its Uniform Business Practices (“UBP”), that apply to AES and other energy supply companies that operate in the state. The UBP amendments require AES to provide notice to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. The business model for AES provides for a bundled product offering in which a customer is charged one price for the commodity, plus the inclusion of a home warranty offering called EnergyGuard. This value-added warranty plan is a differentiator when comparing AES pricing with that of the local utility. The Partnership is working to enhance its communication of its value-added component in order to reduce the potential negative effect that the additional notice requirements mandated by the NY PSC could have on customer retention for energy supply companies.

15. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2032. Upon completion of the lease period, the

Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $43,091 as of September 27, 2025. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 27, 2025 and September 28, 2024.

16. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 27, 2025, September 28, 2024 and September 30, 2023:

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Pension Benefits
Balance, beginning of period	$(9,809)	$(15,190)	$(17,797)
Other comprehensive income before reclassifications:
Net change in funded status of benefit plan	339	3,254	680
Reclassifications to earnings:
Recognition of net actuarial loss for pension settlement (1)	528	638	—
Amortization of net loss (1)	245	1,489	1,927
Other comprehensive income (loss)	1,112	5,381	2,607
Balance, end of period	$(8,697)	$(9,809)	$(15,190)

Postretirement Benefits
Balance, beginning of period	$3,662	$4,523	$5,201
Other comprehensive income before reclassifications:
Prior service credits	(14)	—	132
Net change in plan obligation	278	164	463
Reclassifications to earnings:
Amortization of prior service credits (1)	(25)	(284)	(498)
Amortization of net gain (1)	(687)	(741)	(775)
Other comprehensive (loss) income	(448)	(861)	(678)
Balance, end of period	$3,214	$3,662	$4,523

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6,147)	$(10,667)	$(12,596)
Other comprehensive income before reclassifications	603	3,418	1,275
Recognition of net actuarial loss for pension settlement	528	638	—
Reclassifications to earnings	(467)	464	654
Other comprehensive (loss) income	664	4,520	1,929
Balance, end of period	$(5,483)	$(6,147)	$(10,667)

(1) These amounts are included in the computation of net periodic benefit cost. See Note 12, “Employee Benefit Plans.”

17. At-the-Market Equity Program

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

During fiscal 2025, the Partnership issued 1,271,890 Common Units under the Equity Distribution Agreement for net proceeds of $23,459, after $1,058 of agent commissions and offering costs. The net proceeds from the sales of Common Units were used for general limited partnership purposes, including debt reduction and to fund strategic growth initiatives.

18. Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker (“CODM”) is the Partnership’s President and Chief Executive Officer, who evaluates performance of the operating segments using segment operating income (loss), to evaluate performance and to assist in making capital resource allocation decisions.

Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back-office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note 2.

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

Activities in the “all other” operating segment include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation. In addition, the Partnership's platform of RNG businesses and the equity investment in IH are included within “all other.”

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Revenues:
Propane	$1,265,494	$1,150,034	$1,232,138
Fuel oil and refined fuels	67,352	73,783	92,127
Natural gas and electricity	24,593	25,877	31,160
Subtotal	1,357,439	1,249,694	1,355,425
All other	75,079	77,478	73,769
Total revenues	$1,432,518	$1,327,172	$1,429,194

Cost of Products Sold: (a)
Propane	$493,611	$443,596	$489,808
Fuel oil and refined fuels	40,997	49,714	65,572
Natural gas and electricity	14,554	13,782	19,100
Subtotal	549,162	507,092	574,480
All other	14,544	15,104	15,651
Total cost of products sold	$563,706	$522,196	$590,131

Payroll & Payroll Benefit Expenses: (b)
Propane	$170,491	$163,881	$169,785
Fuel oil and refined fuels	14,887	9,057	10,193
Natural gas and electricity	1,204	1,279	1,490
Subtotal	186,582	174,217	181,468
All other	61,478	58,526	55,941
Corporate	84,133	79,977	77,306
Total payroll & payroll benefit expenses	$332,193	$312,720	$314,715

Vehicle: (c)
Propane	$73,819	$71,118	$71,588
Fuel oil and refined fuels	3,233	3,089	3,377
Natural gas and electricity	—	—	—
Subtotal	77,052	74,207	74,965
All other	3,346	3,196	3,117
Corporate	14,198	15,745	16,647
Total vehicle expenses	$94,596	$93,148	$94,729

Other Controllable Expenses: (d)
Propane	$108,098	$106,998	$102,403
Fuel oil and refined fuels	3,707	4,432	5,379
Natural gas and electricity	3,744	3,657	4,521
Subtotal	115,549	115,087	112,303
All other	21,109	20,597	23,948
Corporate	27,012	25,199	23,937
Total other controllable expenses	$163,670	$160,883	$160,188

	Year Ended
	September 27,	September 28,	September 30,
	2025	2024	2023
Depreciation and amortization:
Propane	$52,082	$48,232	$47,392
Fuel oil and refined fuels	1,074	1,289	1,674
Natural gas and electricity	—	—	3
Subtotal	53,156	49,521	49,069
All other	12,511	10,883	7,978
Corporate	6,375	6,571	5,535
Total depreciation and amortization	$72,042	$66,975	$62,582

Operating income:
Propane	$367,393	$316,209	$351,162
Fuel oil and refined fuels	3,454	6,202	5,932
Natural gas and electricity	5,091	7,159	6,046
Reportable segment operating income	375,938	329,570	363,140

Reconciliation to net income:
Corporate and all other operating (loss)	(169,627)	(158,320)	(156,291)
Loss on debt extinguishment	—	(215)	—
Interest expense, net	(76,265)	(74,590)	(73,393)
Other, net	(22,128)	(21,537)	(9,036)
Provision for income taxes	(1,348)	(734)	(668)
Net income	$106,570	$74,174	$123,752

The CODM uses the following expense categories to manage the resources of the Partnership. These expense categories and amounts align with the segment-level information that is regularly provided to the CODM:

(1)
The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, and natural gas and electricity sold, including transportation costs to deliver products from the Partnership’s supply points to storage locations or to the Partnership’s customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed computed on a basis that approximates the average cost of the products. Cost of products sold does not include depreciation and amortization expense.
(2)
Payroll and payroll benefits expenses represent the compensation and benefit costs for field and direct operating support personnel.
(3)
Vehicle expenses represent the costs of operating and maintaining the Partnership’s vehicle fleet and include fuel, lease expenses and maintenance and repair costs.
(4)
Other controllable expenses include all other costs such as self-insurance, professional services and all other expenses not included within (1), (2) or (3) above.

	As of
	September 27,	September 28,
	2025	2024
Assets:
Propane	$1,933,532	$1,912,465
Fuel oil and refined fuels	41,078	43,579
Natural gas and electricity	9,973	10,248
Reportable segment assets	1,984,583	1,966,292
All other	260,393	250,445
Corporate	51,298	56,024
Total assets	$2,296,274	$2,272,761

19. Subsequent Events

On October 14, 2025, the Operating Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $14,000, including $500 for non-compete consideration, plus working capital acquired. On October 16, 2025, the Operating Partnership acquired the propane assets and operations of another propane retailer, also headquartered in California, for $10,000, including $1,000 for non-compete consideration, plus working capital acquired. These acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives.

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 27, 2025, September 28, 2024 and September 30, 2023	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 30, 2023
Allowance for doubtful accounts	$4,822	$2,834	$—	$(3,207)	$4,449
Valuation allowance for deferred tax assets	39,442	6,721	—	—	46,163
Year Ended September 28, 2024
Allowance for doubtful accounts	$4,449	$3,965	$—	$(3,707)	$4,707
Valuation allowance for deferred tax assets	46,163	4,725	—	—	50,888
Year Ended September 27, 2025
Allowance for doubtful accounts	$4,707	$3,646	$—	$(3,246)	$5,107
Valuation allowance for deferred tax assets	50,888	9,504	—	(6,608)	53,784

(a)
Represents amounts that did not impact earnings.

S-2