Form 10-Q
period 2025-12-27
SUBURBAN PROPANE PARTNERS LP
filed 2026-02-05
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2025

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

At February 2, 2026, there were 66,331,481 Common Units of Suburban Propane Partners, L.P. outstanding.

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports. For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025, our Quarterly Reports on Form 10-Q, and our other filings with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 27,	September 27,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,284	$405
Accounts receivable, less allowance for doubtful accounts of $5,907 and $5,107, respectively	129,295	69,479
Inventories	69,281	73,726
Other current assets	36,168	22,664
Total current assets	236,028	166,274
Property, plant and equipment, net	711,228	691,275
Operating lease right-of-use assets	113,410	118,997
Goodwill	1,165,016	1,157,827
Other intangible assets, net	90,746	84,777
Other assets	79,352	77,124
Total assets	$2,395,780	$2,296,274

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$47,864	$45,042
Accrued employment and benefit costs	37,946	47,066
Customer deposits and advances	104,736	121,737
Operating lease liabilities	32,776	34,329
Other current liabilities	49,317	54,646
Total current liabilities	272,639	302,820
Long-term borrowings	1,322,505	1,211,745
Accrued insurance	44,645	46,225
Operating lease liabilities	79,664	83,684
Other liabilities	50,108	53,229
Total liabilities	1,769,561	1,697,703
Commitments and contingencies
Partners’ capital:
Common Unitholders (66,329 and 65,845 units issued and outstanding at December 27, 2025 and September 27, 2025, respectively)	631,812	604,054
Accumulated other comprehensive loss	(5,593)	(5,483)
Total partners’ capital	626,219	598,571
Total liabilities and partners’ capital	$2,395,780	$2,296,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 27,	December 28,
	2025	2024
Revenues
Propane	$326,390	$330,283
Fuel oil and refined fuels	18,167	17,661
Natural gas and electricity	5,899	6,053
All other	19,930	19,332
	370,386	373,329
Costs and expenses
Cost of products sold	130,839	147,162
Operating	127,159	123,153
General and administrative	27,873	26,853
Depreciation and amortization	16,864	17,099
	302,735	314,267
Operating income	67,651	59,062
Loss on debt extinguishment	1,183	—
Interest expense, net	19,756	19,612
Other, net	701	19,467
Income before provision for income taxes	46,011	19,983
Provision for income taxes	231	563
Net income	$45,780	$19,420
Net income per Common Unit - basic	$0.69	$0.30
Weighted average number of Common Units outstanding - basic	66,259	64,497
Net income per Common Unit - diluted	$0.69	$0.30
Weighted average number of Common Units outstanding - diluted	66,470	64,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 27,	December 28,
	2025	2024
Net income	$45,780	$19,420
Other comprehensive (loss):
Amortization of net actuarial (gains) and prior service credits into earnings	(110)	(116)
Other comprehensive (loss)	(110)	(116)
Total comprehensive income	$45,670	$19,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 27,	December 28,
	2025	2024
Cash flows from operating activities:
Net income	$45,780	$19,420
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	16,864	17,099
Equity in losses and impairment charges for investments in unconsolidated affiliates	521	22,241
Compensation costs recognized under Restricted Unit Plan	2,313	2,379
Loss on debt extinguishment	1,183	—
Other, net	1,060	1,394
Changes in assets and liabilities:
Accounts receivable	(59,634)	(58,665)
Inventories	4,591	(5,136)
Other current and noncurrent assets	(12,521)	(5,995)
Accounts payable	(3,616)	46,354
Accrued employment and benefit costs	(9,291)	(5,479)
Customer deposits and advances	(17,001)	(15,080)
Other current and noncurrent liabilities	(17,915)	(9,750)
Net cash (used in) provided by operating activities	(47,666)	8,782
Cash flows from investing activities:
Capital expenditures	(19,805)	(23,843)
Investments in and acquisitions of businesses	(22,173)	(51,074)
Proceeds from sale of property, plant and equipment	683	402
Net cash (used in) investing activities	(41,295)	(74,515)
Cash flows from financing activities:
Proceeds from long-term borrowings	350,000	—
Repayments of long-term borrowings	(350,000)	—
Proceeds from borrowings under revolving credit facility	183,732	181,800
Repayments of borrowings under revolving credit facility	(68,332)	(90,100)
Issuance costs associated with long-term borrowings	(5,250)	—
Proceeds from the issuance of Common Units under an at-the-market equity program, net of commissions and offering costs	3,148	—
Partnership distributions	(21,400)	(20,823)
Other, net	(3,133)	(3,232)
Net cash provided by financing activities	88,765	67,645
Net (decrease) increase in cash, cash equivalents and restricted cash	(196)	1,912
Cash, cash equivalents and restricted cash at beginning of period	11,771	20,514
Cash, cash equivalents and restricted cash at end of period	$11,575	$22,426

Less: restricted cash	10,291	17,985
Cash and cash equivalents, end of period	$1,284	$4,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended December 27, 2025
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	65,845	$604,054	$(5,483)	$598,571
Net income		45,780	—	45,780
Other comprehensive (loss)		—	(110)	(110)
Partnership distributions		(21,400)	—	(21,400)
Common Units issued under Restricted Unit Plan, net of units withheld for income tax withholding purposes	312	(2,083)	—	(2,083)
Net proceeds from the issuance of Common Units under an at-the-market equity program	172	3,148	—	3,148
Compensation costs recognized under Restricted Unit Plan		2,313	—	2,313
Balance, end of period	66,329	$631,812	$(5,593)	$626,219

	Three Months Ended December 28, 2024
			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance, beginning of period	64,072	$553,207	$(6,147)	$547,060
Net income		19,420	—	19,420
Other comprehensive (loss)		—	(116)	(116)
Partnership distributions		(20,823)	—	(20,823)
Common Units issued under Restricted Unit Plan, net of units withheld for income tax withholding purposes	418	(2,782)	—	(2,782)
Compensation costs recognized under Restricted Unit Plan		2,379	—	2,379
Balance, end of period	64,490	$551,401	$(6,263)	$545,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 66,329,055 Common Units outstanding at December 27, 2025. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Adopted Accounting Pronouncements. On the first day of fiscal 2025, the Partnership adopted the guidance under ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“Topic 280”). This update required public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. Beginning with the Annual Report for fiscal 2025, the adoption of Topic 280 resulted in incremental segment reporting disclosures, most notably disclosure of cost of products sold and operating expenses for each reportable segment. See Note 19, "Segment Information" for more information.

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

	Three Months Ended
	December 27,	December 28,
	2025	2024
Retail
Residential	$203,742	$197,114
Commercial	103,857	104,742
Industrial	30,617	30,144
Government	17,725	17,449
Agricultural	10,355	9,660
Wholesale	4,090	14,220
Total revenues	$370,386	$373,329

The Partnership recognized $41,250 and $36,122 of revenue during the three months ended December 27, 2025 and December 28, 2024, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $7,306 and $5,806 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of December 27, 2025 and September 27, 2025, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for two operating facilities located in Stanfield, AZ and Columbus, OH, along with potential contingent consideration with an initial fair value of $6,194 that Equilibrium could earn based upon the future economic performance of the acquired RNG assets, and a percentage of the monetization of production tax credits earned during calendar years 2025 through 2027 if the acquired RNG assets meet a specified annual EBITDA threshold during the same three-year period. The Partnership determined that the fair value of the contingent consideration to Equilibrium as of September 27, 2025 was $0, resulting in income of $6,194 in fiscal 2025, which was recorded in “Other, net” within the consolidated statement of operations. There was no change in the fair value as of December 27, 2025.

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

Suburban Renewable Energy owns a 19% equity stake in Independence Hydrogen, Inc. (“IH”) based in Ashburn, VA and has also purchased certain secured convertible notes issued by IH. IH is a veteran-owned and operated, privately held company developing a gaseous hydrogen ecosystem to deliver locally sourced hydrogen to local markets, with a primary focus on material handling and backup power applications. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $9,595, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment in IH to its estimated fair value of $21,589 based on third-party investment discussions. The Partnership will continue to monitor IH’s financial condition and other available information to determine if future adjustments are necessary.

The Operating Partnership owns a 38% equity stake in Oberon Fuels, Inc. (“Oberon”) based in San Diego, California and has also purchased certain secured convertible notes issued by Oberon. Oberon is a development-stage producer of low-carbon, renewable dimethyl ether (“rDME”) which can be used in multiple applications as a renewable alternative; including as a replacement for diesel and as a blend with propane for use in the transportation sector. As a development-stage entity, Oberon is reliant on raising capital to fund its operations and strategic growth initiatives. Due to Oberon’s financial condition, which raised substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in Oberon was fully impaired as of December 28, 2024. During the first quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $10,213, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment in Oberon to $0.

Suburban Renewable Energy owns a minority equity stake in another privately-held, development-stage entity. Due to this entity’s financial condition, which raised substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in this entity was fully impaired as of September 27, 2025. During the fourth quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $6,095, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment to $0.

The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their losses were included in “Other, net” within the condensed consolidated statements of operations. The investment in the other development-stage entity is being accounted for under the cost method of accounting and was included in “Other assets” within the condensed consolidated balance sheets.

On October 14, 2025, the Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $14,000, including $500 for non-compete consideration, plus working capital acquired. As of December 27, 2025, $13,269 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On October 16, 2025, the Partnership acquired the propane assets and operations of another propane retailer headquartered in California for $10,000, including $1,000 for non-compete consideration, plus working capital acquired. As of December 27, 2025, $8,704 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first quarter of fiscal 2026 or in fiscal 2025.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of December 27, 2025 and September 27, 2025, respectively:

	As of December 27, 2025		As of September 27, 2025
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,944	Other current assets	$1,504
	Other assets	12	Other assets	102
		$1,956		$1,606

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,586	Other current liabilities	$1,883
	Other liabilities	—	Other liabilities	53
		$1,586		$1,936

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 27, 2025		December 28, 2024
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$572	$250	$1,475	$193
Beginning balance realized during the period	(63)	(18)	(390)	(9)
Contracts purchased during the period	—	—	255	—
Change in the fair value of outstanding contracts	(452)	(134)	(674)	(155)
Ending balance of over-the-counter options	$57	$98	$666	$29

As of December 27, 2025 and September 27, 2025, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three months ended December 27, 2025 and December 28, 2024 are as follows:

	Three Months Ended December 27, 2025		Three Months Ended December 28, 2024
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$930	Cost of products sold	$3,634

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 27, 2025			As of September 27, 2025
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$2,851	$(895)	$1,956	$4,213	$(2,607)	$1,606
Liability Derivatives
Commodity-related derivatives	$2,481	$(895)	$1,586	$4,543	$(2,607)	$1,936

The Partnership had $2,270 and $2,813 of posted cash collateral as of December 27, 2025 and September 27, 2025, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt, Green Bonds and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. The fair values of the Senior Notes are based upon quoted market prices (a Level 1 input) and the fair value of the Green Bonds is based upon a valuation model (a Level 3 input). “Senior Notes,” “Revolving Credit Facility” and “Green Bonds” are defined below in Note 10, “Long-Term Borrowings.” The fair values of the Senior Notes and Green Bonds are as follows:

	As of
	December 27,	September 27,
	2025	2025
5.875% Senior Notes due March 1, 2027	$—	$349,125
5.00% Senior Notes due June 1, 2031	624,000	617,500
6.50% Senior Notes due December 15, 2035	350,875	—
5.50% Green Bonds due October 1, 2028 through October 1, 2033	71,250	71,090
	$1,046,125	$1,037,715

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

	As of
	December 27,	September 27,
	2025	2025
Cash and cash equivalents	$1,284	$405
Restricted cash included in other current assets	2,227	3,302
Restricted cash included in other assets (noncurrent)	8,064	8,064
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$11,575	$11,771

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 27,	September 27,
	2025	2025
Propane, fuel oil and refined fuels and natural gas	$65,453	$69,694
Appliances	3,828	4,032
	$69,281	$73,726

Other, Net. Other, Net consists of the following:

	Three Months Ended
	December 27,	December 28,
	2025	2024
Equity in losses of IH (1)	$321	$10,043
Equity in losses of Oberon (2)	-	12,198
Contingent consideration from Equilibrium	-	(3,000)
Other (3)	380	226
Other, net	$701	$19,467

(1)
Three months ended December 28, 2024 included an other-than-temporary impairment charge of $9,595 (see Note 4 above).
(2)
Three months ended December 28, 2024 included an other-than-temporary impairment charge of $10,213 (see Note 4 above).
(3)
Both periods included net periodic benefits costs for the Partnership’s pension and other post-retirement benefit plans (see Note 15 below). Three months ended December 27, 2025 included an other-than-temporary impairment charge of $200 related to a cost-method investee.

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 27, 2025
Goodwill	$1,114,230	$10,900	$7,900	$31,259	$1,164,289
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,114,230	$4,438	$7,900	$31,259	$1,157,827

Fiscal 2026 Activity
Goodwill acquired (1)	$7,189	$—	$—	$—	$7,189

Balance as of December 27, 2025
Goodwill	$1,121,419	$10,900	$7,900	$31,259	$1,171,478
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,121,419	$4,438	$7,900	$31,259	$1,165,016

Other intangible assets consist of the following:

	As of
	December 27,	September 27,
	2025	2025
Customer relationships (1)	$604,195	$596,429
Non-compete agreements (1)	47,455	45,955
Other	5,100	5,100
	656,750	647,484
Less: accumulated amortization
Customer relationships	(526,344)	(523,636)
Non-compete agreements	(37,870)	(37,430)
Other	(1,790)	(1,641)
	(566,004)	(562,707)
	$90,746	$84,777

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced, as of December 27, 2025.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended
	December 27,	December 28,
	2025	2024
Lease expense	$11,221	$11,207

Other information:
Cash payments for operating leases	11,233	11,243
Right-of-use assets obtained in exchange for new operating lease liabilities	3,427	6,561
Weighted-average remaining lease term	5.5 years	5.6 years
Weighted-average discount rate	6.3%	6.2%

The following table summarizes future minimum lease payments under noncancelable operating leases as of December 27, 2025:

Fiscal Year	Operating Leases
2026 (remaining)	$30,260
2027	30,676
2028	24,830
2029	18,000
2030	11,036
2031 and thereafter	19,679
Total future minimum lease payments	$134,481
Less: interest	(22,041)
Total lease obligations	$112,440

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 211,074 and 259,196 units for the three months ended December 27, 2025 and December 28, 2024, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 27,	September 27,
	2025	2025
5.875% senior notes, due March 1, 2027	$—	$350,000
5.00% senior notes, due June 1, 2031	650,000	650,000
6.50% senior notes, due December 15, 2035	350,000	—
5.50% Green Bonds, due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $10,551 and $10,953	70,094	69,692
Revolving Credit Facility, due March 15, 2029	264,600	149,200
Subtotal	1,334,694	1,218,892

Less: unamortized debt issuance costs	(12,189)	(7,147)
	$1,322,505	$1,211,745

Senior Notes

2027 Senior Notes. On February 14, 2017, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $350,000 in aggregate principal amount of 5.875% senior notes due March 1, 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at 100% of the principal amount and required semi-annual interest payments in March and September. The net proceeds from the issuance of the 2027 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 7.375% senior notes due in 2021.

On December 22, 2025, the Partnership redeemed, satisfied and discharged all of its previously outstanding 2027 Senior Notes with net proceeds from the issuance of the 2035 Senior Notes, as defined below, and borrowings under the Revolving Credit Facility, also as defined below. In connection with this redemption, satisfaction and discharge, the Partnership recognized a $1,183 loss on debt extinguishment consisting of the write-off of unamortized debt origination costs for the 2027 Senior Notes, as well as other fees and expenses.

2031 Senior Notes. On May 24, 2021, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a private offering of $650,000 in aggregate principal amount of 5.0% senior notes due June 1, 2031 (the “2031 Senior Notes”) to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2031 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December. The net proceeds from the issuance of the 2031 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to repurchase, satisfy and discharge all of the Partnership’s then-outstanding 5.50% senior notes due in 2024 and 5.75% senior notes due in 2025.

2035 Senior Notes. On December 22, 2025, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a private offering of $350,000 in aggregate principal amount of 6.50% senior notes due December 15, 2035 (the “2035 Senior Notes”) to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act, and non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2035 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December. The net proceeds from the issuance of the 2035 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to redeem, satisfy and discharge all of the 2027 Senior Notes.

At any time prior to December 15, 2028, the Partnership may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2035 Senior Notes at a redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds of one or more equity offerings, subject to the conditions described more fully in the indenture for the 2035 Senior Notes. The 2035 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after December 15, 2030, in each case at the redemption prices described below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2030	103.250%
2031	102.167%
2032	101.083%
2033 and thereafter	100.000%

The Partnership’s obligations under the 2031 Senior Notes and 2035 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes. The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indentures governing the terms of the Senior Notes, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Green Bonds. On December 28, 2022, the Partnership assumed the loan agreement under the Indentures of Trust, issued by The Industrial Development Authority of the County of Pinal (“Green Bonds”) from Equilibrium in connection with the RNG Acquisition. The proceeds of the Green Bonds, which bear interest at 5.5%, were loaned to and used by Equilibrium to construct the RNG production facility in Stanfield, Arizona (“SuburbanRNG–Stanfield”) and are secured by all of the assets at that location. The Green Bonds have a par value of $80,645 and require semi-annual interest payments in April and October. Principal payments begin on October 1, 2028 and continue annually through October 1, 2033. The Green Bonds were initially recorded at fair value at the time of the RNG Acquisition and are being accreted to par value over the term of the bonds using the effective interest method.

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

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $264,600 and $149,200 was outstanding as of December 27, 2025 and September 27, 2025, respectively. The Revolving Credit Facility matures on March 15, 2029. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of December 27, 2025, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate, or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of December 27, 2025, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 6.27%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of December 27, 2025, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $23,886 which expire periodically through November 21, 2026.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of December 27, 2025.

The aggregate amounts of long-term debt maturities subsequent to December 27, 2025 are as follows: fiscal 2026: $-0-; fiscal 2027: $-0-; fiscal 2028: $-0-; fiscal 2029: $276,307; fiscal 2030: $12,352; and thereafter: $1,056,586.

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

On January 22, 2026, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2026, payable on February 10, 2026 to holders of record on February 3, 2026.

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

During the three months ended December 27, 2025, the Partnership awarded 395,202 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,596. The following is a summary of activity for the Restricted Unit Plan for the three months ended December 27, 2025:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 27, 2025	927,421	$14.35
Awarded	395,202	16.69
Forfeited	—	—
Vested (1)	(423,304)	(14.47)
Outstanding December 27, 2025	899,319	$15.32

(1)
During fiscal 2026, the Partnership withheld 110,638 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of December 27, 2025, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $7,324. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately 1.1 years. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three months ended December 27, 2025 and December 28, 2024 was $2,313 and $2,379, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three months ended December 27, 2025 and December 28, 2024 was $1,976 and $1,574, respectively. As of December 27, 2025 and September 27, 2025, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $7,178 and $11,561, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three months ended December 27, 2025 and December 28, 2024 was $342 and $354, respectively.

Long-Term Incentive Plan. On November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“the LTIP”). The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The LTIP document governs the terms and conditions of the outstanding awards with the level of compensation earned being based on the Partnership’s average distributable cash flow over the three-year measurement period. The level of compensation earned under the fiscal 2022 and 2023 awards and the still unvested fiscal 2024 and 2025 awards is evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

At its November 11, 2025 meeting, the Partnership adopted amendments to the LTIP to incorporate a third measurement component for award cycles that began with the fiscal 2026 award cycle that commenced at the beginning of fiscal 2026 and will conclude at the end of fiscal 2028. Under the amended LTIP, performance will be evaluated using the following measurement components: (i) 50% weight based on the average distributable cash flow of the Partnership over the three-year measurement period; (ii) 25% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period; and (iii) 25% weight based on the level of adjusted EBITDA generated by the Partnership’s RNG business, as defined in the LTIP, over the three-year measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three months ended December 27, 2025 and December 28, 2024 was $4,064 and $3,585, respectively. As of December 27, 2025 and September 27, 2025, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $12,332 and $11,521, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2026 and 2025, cash payouts totaling $3,253 and $4,038 were made relating to the fiscal 2023 and 2022 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of December 27, 2025 and September 27, 2025, the Partnership had accrued liabilities of $56,925 and $56,685, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,654 as of December 27, 2025 and September 27, 2025.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2033. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $43,427 as of December 27, 2025. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 27, 2025 and September 27, 2025.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	December 27,	December 28,
	2025	2024
Interest cost	$619	$646
Expected return on plan assets	(352)	(329)
Amortization of net loss	57	62
Net periodic benefit cost	$324	$379

	Postretirement Benefits
	Three Months Ended
	December 27,	December 28,
	2025	2024
Interest cost	$23	$25
Amortization of prior service credits	(6)	(6)
Amortization of net (gain)	(161)	(172)
Net periodic benefit cost	$(144)	$(153)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2026. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2026 is $289, of which $57 was contributed during the three months ended December 27, 2025. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of December 27, 2025 and September 27, 2025, the Partnership’s estimated obligation to these MEPPs was $18,188 and $18,559, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 27, 2025 and December 28, 2024:

	Three Months Ended
	December 27,	December 28,
	2025	2024
Pension Benefits
Balance, beginning of period	$(8,697)	$(9,809)
Reclassifications to earnings:
Amortization of net loss (1)	57	62
Other comprehensive income	57	62
Balance, end of period	$(8,640)	$(9,747)

Postretirement Benefits
Balance, beginning of period	$3,214	$3,662
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(167)	(178)
Other comprehensive loss	(167)	(178)
Balance, end of period	$3,047	$3,484

Accumulated Other Comprehensive (Loss)
Balance, beginning of period	$(5,483)	$(6,147)
Reclassifications to earnings	(110)	(116)
Other comprehensive (loss)	(110)	(116)
Balance, end of period	$(5,593)	$(6,263)

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

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units are deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. The Partnership may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by the Partnership and the Agents. Each Agent will be entitled to a commission from the Partnership on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as the Partnership’s sales agent.

During the three months ended December 27, 2025, the Partnership issued 171,745 Common Units under the Equity Distribution Agreement for net proceeds of $3,148, after agent commissions and offering costs of $144. The net proceeds from the sales of Common Units were used for general limited partnership purposes, including debt reduction and to fund strategic growth initiatives.

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

Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back-office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended
	December 27,	December 28,
	2025	2024
Revenues:
Propane	$326,390	$330,283
Fuel oil and refined fuels	18,167	17,661
Natural gas and electricity	5,899	6,053
Subtotal	350,456	353,997
All other	19,930	19,332
Total revenues	$370,386	$373,329

Cost of Products Sold: (1)
Propane	$112,119	$129,741
Fuel oil and refined fuels	11,300	10,551
Natural gas and electricity	3,170	2,556
Subtotal	126,589	142,848
All other	4,250	4,314
Total cost of products sold	$130,839	$147,162

Payroll & Payroll Benefit Expenses: (2)
Propane	$44,205	$41,855
Fuel oil and refined fuels	4,271	3,780
Natural gas and electricity	294	313
Subtotal	48,770	45,948
All other	16,106	15,947
Corporate	23,865	22,878
Total payroll & payroll benefit expenses	$88,741	$84,773

Vehicle: (3)
Propane	$19,107	$16,850
Fuel oil and refined fuels	694	767
Natural gas and electricity	—	—
Subtotal	19,801	17,617
All other	818	776
Corporate	2,862	4,135
Total vehicle expenses	$23,481	$22,528

Other Expenses: (4)
Propane	$27,763	$28,525
Fuel oil and refined fuels	1,149	898
Natural gas and electricity	925	1,119
Subtotal	29,837	30,542
All other	5,587	4,770
Corporate	7,386	7,393
Total other controllable expenses	$42,810	$42,705

	Three Months Ended
	December 27,	December 28,
	2025	2024
Depreciation and amortization:
Propane	$12,665	$12,442
Fuel oil and refined fuels	265	269
Natural gas and electricity	—	—
Subtotal	12,930	12,711
All other	3,265	2,763
Corporate	669	1,625
Total depreciation and amortization	$16,864	$17,099

Operating income:
Propane	$110,531	$100,870
Fuel oil and refined fuels	488	1,396
Natural gas and electricity	1,510	2,065
Reportable segment operating income	112,529	104,331

Reconciliation to net income:
Corporate and all other operating (loss)	(44,878)	(45,269)
Loss on debt extinguishment	(1,183)	—
Interest expense, net	(19,756)	(19,612)
Other, net	(701)	(19,467)
Provision for income taxes	(231)	(563)
Net income	$45,780	$19,420

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
(4)
Other expenses include all other costs such as self-insurance, professional services and all other expenses not included within (1), (2) or (3) above.

	As of
	December 27,	September 27,
	2025	2025
Assets:
Propane	$2,002,761	$1,933,532
Fuel oil and refined fuels	44,597	41,078
Natural gas and electricity	12,812	9,973
Reportable segment assets	2,060,170	1,984,583
All other	267,632	260,393
Corporate	67,978	51,298
Total assets	$2,395,780	$2,296,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three months ended December 27, 2025, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. Our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2025 and in this Quarterly Report. Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of December 2025 were 100.3 million barrels, which was 18.0% higher than December 2024 levels and 19.7% higher than the five-year average for December. The increase in inventory levels contributed to a decrease in average posted propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2026 of 14.0% compared to the prior year first quarter.

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

At-the-Market Equity Program

On February 20, 2025, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., and Evercore Group L.L.C., each acting as a sales agent and/or principal (each, an “Agent,” and collectively, the “Agents”). Pursuant to the terms of the Equity Distribution Agreement, we may issue and sell from time to time, through the Agents, our Common Units representing limited partner interests in the Partnership having an aggregate offering amount of up to $100.0 million (the “ATM equity program”).

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units are deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. We may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by us and the Agents. Each Agent will be entitled to a commission from us on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as our sales agent. During the three months ended December 27, 2025, we issued 171,745 Common Units under the Equity Distribution Agreement for net proceeds of $3.1 million, after agent commissions and offering costs of $0.1 million.

We use the net proceeds from the sales of Common Units pursuant to the Equity Distribution Agreement for general limited partnership purposes, including debt reduction and funding strategic growth initiatives.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2026 was $45.8 million, or $0.69 per Common Unit, compared to net income of $19.4 million, or $0.30 per Common Unit, for the first quarter of fiscal 2025. Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA, as defined and reconciled below) for the first quarter of fiscal 2026 improved $8.1 million, or 10.8%, to $83.4 million, compared to the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2026 of 110.2 million gallons increased 4.2% compared to the prior year, primarily due to the impact of colder temperatures across much of the eastern half of the United States on heat-related demand and contributions from our recent acquisitions, which more than offset considerably warmer temperatures in the West and incremental volumes in the prior year first quarter in the aftermath of Hurricanes Helene and Milton in the Southeast. Average temperatures (as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration) across all of our service territories during the first quarter of fiscal 2026 were 6% warmer than normal and 6% cooler than the prior year first quarter. Notably, average temperatures in the East were in line with normal and 12% cooler than the prior year first quarter, whereas average temperatures in the West were 24% warmer than normal and 11% warmer than the prior year first quarter.

Average propane prices (basis Mont Belvieu, Texas) for the first quarter of fiscal 2026 decreased 14.0% compared to the prior year first quarter. Total gross margin of $239.5 million for the fiscal 2026 first quarter increased $13.4 million, or 5.9%, compared to the prior year first quarter. Gross margin for the first quarter of fiscal 2026 included a $0.9 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $3.6 million unrealized gain in the prior year first quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin increased $16.1 million, or 7.2%, compared to the prior year first quarter, primarily due to higher propane volumes sold, and an increase in propane unit margins of $0.08 per gallon, or 4.1%.

Combined operating and general and administrative expenses of $155.0 million for the first quarter of fiscal 2026 increased $5.0 million, or 3.4%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related expenses, overtime and other variable operating costs to support the increase in customer demand, as well as higher variable compensation expense associated with the increase in earnings.

In December 2025, we strategically refinanced our previously outstanding $350.0 million of 5.875% senior notes due 2027 (“2027 Senior Notes”) with net proceeds from the issuance of new 6.50% senior notes due 2035 (“2035 Senior Notes”) totaling $350.0 million and borrowings under our Revolving Credit Facility. The refinancing extends weighted average debt maturities by nearly three years and provides additional financial flexibility.

During the first quarter of fiscal 2026, we acquired two well-run propane businesses in strategic markets in California for total consideration of $24.0 million, inclusive of non-compete payments. The acquisitions, along with seasonal working capital, growth capital expenditures for the RNG facilities, and costs associated with the refinancing of our 2027 Senior Notes were funded with net borrowings of $115.4 million under the Revolving Credit Facility and net proceeds of $3.1 million from the issuance of Common Units under the At-the-Market equity program. The Consolidated Leverage Ratio, as defined in our Credit Agreement, for the twelve-month period ended December 27, 2025 was 4.57x, compared to 4.99x for the twelve-month period ended December 28, 2024.

As previously announced on January 22, 2026, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended December 27, 2025. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on February 10, 2026 to Common Unitholders of record as of February 3, 2026.

Our anticipated cash requirements for the remainder of fiscal 2026 include: (i) maintenance and growth capital expenditures of approximately $32.0 million for the propane segment; (ii) capital expenditures of approximately $29.7 million to support the construction and development efforts for our renewable energy platform; (iii) interest and income tax payments of approximately $42.6 million; and (iv) distributions of approximately $65.1 million to our Common Unitholders, based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes availability of funds under the Revolving Credit Facility and expected cash flow from operating activities and our ATM equity program, we expect to have sufficient funds to meet our current and future obligations.

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

Three Months Ended December 27, 2025 Compared to Three Months Ended December 28, 2024

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	December 27,	December 28,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Revenues
Propane	$326,390	$330,283	$(3,893)	(1.2)%
Fuel oil and refined fuels	18,167	17,661	506	2.9%
Natural gas and electricity	5,899	6,053	(154)	(2.5)%
All other	19,930	19,332	598	3.1%
Total revenues	$370,386	$373,329	$(2,943)	(0.8)%
Retail gallons sold
Propane	110,165	105,739	4,426	4.2%
Fuel oil and refined fuels	4,537	4,367	170	3.9%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories during the first quarter of fiscal 2026 were 6% warmer than normal and 6% cooler than the prior year first quarter. The cooler weather was primarily experienced in the Northeast, Mid-Atlantic and Midwest regions of our operating footprint, whereas average temperatures in the western parts of our footprint were considerably warmer than the prior year. Notably, average temperatures in the East were in line with normal and 12% cooler than the prior year first quarter, whereas average temperatures in the West were 24% warmer than normal and 11% warmer than the prior year first quarter.

Revenues from the distribution of propane and related activities of $326.4 million decreased $3.9 million, or 1.2%, compared to the prior year, due to lower average retail selling prices, partially offset by higher volumes sold. Average propane selling prices decreased 1.8% compared to the prior year first quarter, reflecting lower average wholesale costs, resulting in a $6.1 million decrease in revenues. Retail propane gallons sold increased 4.4 million gallons, or 4.2%, compared to the prior year first quarter, resulting in a $13.3 million increase in revenues. The increase in propane volumes sold was primarily due to the impact of colder temperatures across much of the eastern half of the United States on heat-related demand and contributions from our recent acquisitions, which more than offset considerably warmer temperatures in the West and incremental volumes in the prior year first quarter in the aftermath of Hurricanes Helene and Milton in the Southeast. Included within the propane segment are revenues from risk management activities, which decreased $11.1 million, primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $18.2 million were $0.5 million, or 2.9%, higher than the prior year first quarter, primarily due to an increase in volumes sold, offset to an extent by lower average retail selling prices. Fuel oil and refined fuels gallons sold increased 0.2 million gallons, or 3.9%, resulting in a $0.7 million increase in revenues. Average fuel oil and refined fuels selling prices decreased 1.0% compared to the prior year, resulting in a $0.2 million decrease in revenues.

Revenues in our natural gas and electricity segment of $5.9 million were $0.2 million, or 2.5%, lower than the prior year, resulting from lower electricity sales, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $19.9 million were $0.6 million, or 3.1%, higher than the prior year, primarily due to an increase in renewable natural gas (“RNG”) injections at our facility in Stanfield, Arizona. This was offset to an extent by a decrease in environmental attribute and RNG commodity prices compared to the prior year first quarter.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 27,	December 28,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of products sold
Propane	$112,119	$129,741	$(17,622)	(13.6)%
Fuel oil and refined fuels	11,300	10,551	749	7.1%
Natural gas and electricity	3,170	2,556	614	24.0%
All other	4,250	4,314	(64)	(1.5)%
Total cost of products sold	$130,839	$147,162	$(16,323)	(11.1)%
As a percent of total revenues	35.3%	39.4%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 14.0% lower than the prior year first quarter, and average fuel oil prices were 4.4% higher than the prior year first quarter. The net change in the fair value of derivative instruments resulted in unrealized non-cash gains of $0.9 million and $3.6 million in the first quarter of fiscal 2026 and 2025, respectively. This led to a year-over-year net increase of $2.7 million in cost of products sold, with a $2.8 million increase reported within the propane segment, and a $0.1 million decrease reported within the natural gas and electricity segment. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $112.1 million decreased $17.6 million, or 13.6%, compared to the prior year first quarter. Lower average wholesale costs contributed to a $13.1 million decrease in cost of products sold, while higher volumes sold contributed to a $4.8 million increase. Included within the propane segment are costs from other propane activities, which decreased $12.1 million compared to the prior year primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically. This was offset to an extent by the net increase in costs of products sold of $2.8 million resulting from the change in mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $11.3 million increased $0.7 million, or 7.1%, compared to the prior year first quarter. Higher volumes sold and higher average wholesale costs led to increases of $0.4 million and $0.3 million, respectively.

Cost of products sold in our natural gas and electricity segment of $3.2 million increased $0.6 million, or 24.0%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs, partially offset by lower usage and the net decrease of $0.1 million resulting from the change in mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 27,	December 28,		Percent
	2025	2024	Increase	Increase
Operating expenses	$127,159	$123,153	$4,006	3.3%
As a percent of total revenues	34.3%	33.0%

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

Operating expenses of $127.2 million for the first quarter of fiscal 2026 increased $4.0 million, or 3.3%, compared to the prior year first quarter, primarily due to higher payroll and benefit-related costs, overtime and other variable operating costs to support the increase in customer demand, as well as higher variable compensation costs associated with the increase in earnings.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 27,	December 28,		Percent
	2025	2024	Increase	Increase
General and administrative expenses	$27,873	$26,853	$1,020	3.8%
As a percent of total revenues	7.5%	7.2%

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

General and administrative expenses of $27.9 million for the first quarter of fiscal 2026 increased $1.0 million, or 3.8%, compared to the prior year first quarter, primarily due to higher variable compensation costs associated with the increase in earnings.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 27,	December 28,		Percent
	2025	2024	(Decrease)	(Decrease)
Depreciation and amortization	$16,864	$17,099	$(235)	(1.4)%
As a percent of total revenues	4.6%	4.6%

Depreciation and amortization expense of $16.9 million for the first quarter of fiscal 2026 decreased $0.2 million, or 1.4%, compared to the prior year first quarter, primarily as a result of accelerated depreciation in the prior year for assets taken out of service.

Loss on Debt Extinguishment

On December 22, 2025, we redeemed, satisfied and discharged all of our previously outstanding 2027 Senior Notes with net proceeds from the issuance of the 2035 Senior Notes and borrowings under the Revolving Credit Facility. In connection with this transaction, during the first quarter of fiscal 2026, we recognized a loss on debt extinguishment of $1.2 million, consisting of the write-off of unamortized debt origination costs and other fees and expenses.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 27,	December 28,		Percent
	2025	2024	Increase	Increase
Interest expense, net	$19,756	$19,612	$144	0.7%
As a percent of total revenues	5.3%	5.3%

Net interest expense of $19.8 million increased $0.1 million, or 0.7%, compared to the prior year first quarter, primarily due to a higher level of average outstanding borrowings under our Revolving Credit Facility, substantially offset by lower benchmark interest rates on those borrowings. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Three Months Ended			Percent
	December 27,	December 28,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Equity in losses of IH (1)	$321	$10,043	$(9,722)	(96.8)%
Equity in losses of Oberon (2)	—	12,198	(12,198)	—
Contingent consideration from Equilibrium	—	(3,000)	3,000	—
Other (3)	380	226	154	68.1%
Other, net	$701	$19,467	$(18,766)	(96.4)%
As a percent of total revenues	0.2%	5.2%

(1)
Three months ended December 28, 2024 included an other-than-temporary impairment charge of $9.6 million (see Item 1, Note 4 of this Quarterly Report).
(2)
Three months ended December 28, 2024 included an other-than-temporary impairment charge of $10.2 million (see Item 1, Note 4 of this Quarterly Report).
(3)
Both periods included net periodic benefits costs for the Partnership’s pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report). Three months ended December 27, 2025 included an other-than-temporary impairment charge of $0.2 million related to a cost-method investee.

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 27,	December 28,
	2025	2024
Net income	$45,780	$19,420
Add:
Provision for income taxes	231	563
Interest expense, net	19,756	19,612
Depreciation and amortization	16,864	17,099
EBITDA	82,631	56,694
Unrealized non-cash (gains) on changes in fair value of derivatives	(930)	(3,634)
Equity in losses and impairment charges for investments in unconsolidated affiliates	521	22,241
Loss on debt extinguishment	1,183	—
Adjusted EBITDA	$83,405	$75,301

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash used in operating activities for the first quarter of fiscal 2026 was $47.7 million, compared to net cash provided by operating activities of $8.8 million in the prior year first quarter. The change was primarily due to the timing of payments for propane purchases and other working capital-related items, partially offset by higher earnings in the current period.

Investing Activities. Net cash used in investing activities of $41.3 million for the first quarter of fiscal 2026 consisted of $22.0 million used to fund the acquisitions of two propane businesses, capital expenditures of $19.8 million (including approximately $13.7 million to support the growth of operations and $6.1 million for maintenance expenditures), and $0.2 million used to fund additional investments in an unconsolidated affiliate. This was partially offset by $0.7 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

Net cash used in investing activities of $74.5 million for the first quarter of fiscal 2025 consisted of capital expenditures of $23.8 million (including approximately $19.2 million to support the growth of operations and $4.6 million for maintenance expenditures), $46.8 million used to fund the acquisitions of retail propane businesses, and $4.3 million used to fund additional investments in unconsolidated affiliates. This was partially offset by $0.4 million in proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash provided by financing activities of $88.8 million for the first quarter of fiscal 2026 reflected $115.4 million in net borrowings under our Revolving Credit Facility and $3.1 million in net proceeds raised from the issuance of Common Units under our ATM equity program (see below) , which were used to fund a portion of our seasonal working capital needs and the capital expenditures, acquisitions and investments noted above. Financing activities also reflected $21.4 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2025, $5.3 million of issuance costs related to the issuance of our 2035 Senior Notes, as well as other financing activities of $3.0 million. As described in Item 1, Note 10 of this Quarterly Report, during the first quarter of fiscal 2026, we completed the private offering of $350.0 million in aggregate principal amount of our 2035 Senior Notes. The net proceeds from the offering of the 2035 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to redeem, satisfy and discharge all of the then outstanding 2027 Senior Notes.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of December 27, 2025, our long-term debt consisted of $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $350.0 million in aggregate principal amount of 6.5% Senior Notes due December 15, 2035, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $264.6 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). Total long-term borrowings as of December 27, 2025 and December 28, 2024 were $1,345.2 million and $1,323.3 million, respectively. See Item 1, Note 10 of this Quarterly Report.

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

The aggregate amounts of long-term debt maturities subsequent to December 27, 2025 are as follows: fiscal 2026: $-0-; fiscal 2027: $-0-; fiscal 2028: $-0-; fiscal 2029: $276.3 million; fiscal 2030: $12.4 million; and thereafter: $1,056.6 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended December 27, 2025 and September 27, 2025 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	December 27,	September 27,
	2025	2025
Total debt	$1,345,245	$1,229,845
Less: cash and cash equivalents (1)	(1,284)	(405)
Total debt, less cash and cash equivalents	$1,343,961	$1,229,440

Adjusted EBITDA	$286,132	$278,028
Compensation costs recognized under Restricted Unit Plan	7,708	7,775
Other (2)	—	542
Adjusted EBITDA for use in calculation	$293,840	$286,345

Total Consolidated Leverage Ratio	4.57 x	4.29 x

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

On January 22, 2026, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the first quarter of fiscal 2026, payable on February 10, 2026 to holders of record on February 3, 2026.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At December 27, 2025, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $9.9 million and $3.9 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 27, 2025, we had accrued insurance liabilities of $56.9 million, and a receivable of $15.7 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 27, 2025, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of December 27, 2025.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of December 27, 2025 indicates an increase in potential future net losses of $0.7 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. The above hypothetical change does not reflect the worst-case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 27, 2025. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of December 27, 2025, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 27, 2025 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about deemed purchases by the Partnership during the three months ended December 27, 2025 of its Common Units:

			Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased (1)	per Share	Program	under the Program
September 28, 2025 through October 25, 2025	—	$—	N/A	N/A
October 26, 2025 through November 22, 2025	110,638	18.83	N/A	N/A
November 23, 2025 through December 27, 2025	—	—	N/A	N/A
Total	110,638	$18.83	N/A	N/A

(1) This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period. Such restricted units were issued to participants pursuant to the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 27, 2025, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6. EXHIBITS

(a)
Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

4.1

Indenture, dated as of December 22, 2025, relating to the 6.500% Senior Notes due 2035, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed December 22, 2025)

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

SUBURBAN PROPANE PARTNERS, L.P.

February 5, 2026	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

February 5, 2026	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer