Form 10-Q
period 2026-03-28
SUBURBAN PROPANE PARTNERS LP
filed 2026-05-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2026

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

At May 4, 2026, there were 66,343,057 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
Economic volatility and downturns, including as a result of tariffs, trade conflict and related uncertainty;
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
•
The impact of changes in applicable laws and government regulations, or their interpretations, including those relating to the environment and climate change, permitting, human health and safety, derivative instruments, the sale or marketing of propane and renewable propane, fuel oil and other refined fuels, natural gas, RNG and electricity, including the impact of recently adopted and proposed changes to New York law and changed regulatory priorities, and other regulatory developments that could impose costs and liabilities on the Partnership’s business;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 28, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,292	$405
Accounts receivable, less allowance for doubtful accounts of $6,807 and $5,107, respectively	148,116	69,479
Inventories	63,549	73,726
Other current assets	51,520	22,664
Total current assets	267,477	166,274
Property, plant and equipment, net	717,455	691,275
Operating lease right-of-use assets	106,490	118,997
Goodwill	1,165,016	1,157,827
Other intangible assets, net	87,463	84,777
Other assets	82,734	77,124
Total assets	$2,426,635	$2,296,274

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$44,911	$45,042
Accrued employment and benefit costs	43,959	47,066
Customer deposits and advances	63,401	121,737
Operating lease liabilities	30,953	34,329
Other current liabilities	64,546	54,646
Total current liabilities	247,770	302,820
Long-term borrowings	1,259,048	1,211,745
Accrued insurance	50,783	46,225
Operating lease liabilities	74,573	83,684
Other liabilities	50,559	53,229
Total liabilities	1,682,733	1,697,703
Commitments and contingencies
Partners' capital:
Common Unitholders (66,334 and 65,845 units issued and outstanding at March 28, 2026 and September 27, 2025, respectively)	749,604	604,054
Accumulated other comprehensive loss	(5,702)	(5,483)
Total partners’ capital	743,902	598,571
Total liabilities and partners’ capital	$2,426,635	$2,296,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 28,	March 29,
	2026	2025
Revenues
Propane	$491,142	$525,256
Fuel oil and refined fuels	32,354	33,364
Natural gas and electricity	8,778	9,025
All other	18,932	20,018
	551,206	587,663
Cost of sales
Cost of products sold	207,500	242,362
Operating	139,500	139,377
General and administrative	30,044	29,911
Depreciation and amortization	16,251	17,600
	393,295	429,250
Operating income	157,911	158,413
Interest expense, net	19,694	20,567
Other, net	555	729
Income before provision for (benefit from) income taxes	137,662	137,117
Provision for (benefit from) income taxes	120	(4)
Net income	$137,542	$137,121
Net income per Common Unit - basic	$2.07	$2.11
Weighted average number of Common Units outstanding - basic	66,565	64,876
Net income per Common Unit - diluted	$2.06	$2.10
Weighted average number of Common Units outstanding - diluted	66,904	65,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 28,	March 29,
	2026	2025
Revenues
Propane	$817,532	$855,539
Fuel oil and refined fuels	50,521	51,025
Natural gas and electricity	14,677	15,078
All other	38,862	39,350
	921,592	960,992
Cost of sales
Cost of products sold	338,339	389,524
Operating	266,659	262,530
General and administrative	57,917	56,764
Depreciation and amortization	33,115	34,699
	696,030	743,517
Operating income	225,562	217,475
Loss on debt extinguishment	1,183	—
Interest expense, net	39,450	40,179
Other, net	1,256	20,196
Income before provision for income taxes	183,673	157,100
Provision for income taxes	351	559
Net income	$183,322	$156,541
Net income per Common Unit - basic	$2.76	$2.42
Weighted average number of Common Units outstanding - basic	66,416	64,711
Net income per Common Unit - diluted	$2.75	$2.41
Weighted average number of Common Units outstanding - diluted	66,712	65,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Net income	$137,542	$137,121	$183,322	$156,541

Other comprehensive (loss):
Amortization of net actuarial (gains) and prior service credits into earnings	(109)	(117)	(219)	(233)
Other comprehensive (loss)	(109)	(117)	(219)	(233)
Total comprehensive income	$137,433	$137,004	$183,103	$156,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$183,322	$156,541
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33,115	34,699
Equity in losses and impairment charges for investments in unconsolidated affiliates	896	22,745
Compensation costs recognized under Restricted Unit Plan	4,134	4,219
Loss on debt extinguishment	1,183	—
Other, net	675	2,219
Changes in assets and liabilities:
Accounts receivable	(78,455)	(85,078)
Inventories	10,323	1,318
Other current and noncurrent assets	(21,691)	(2,953)
Accounts payable	(1,638)	(1,974)
Accrued employment and benefit costs	(3,494)	637
Customer deposits and advances	(58,336)	(62,262)
Contributions to defined benefit pension plan	(2,000)	(2,000)
Other current and noncurrent liabilities	565	(19,227)
Net cash provided by operating activities	68,599	48,884
Cash flows from investing activities:
Capital expenditures	(44,535)	(43,152)
Investments in and acquisitions of businesses	(23,133)	(55,309)
Proceeds from sale of property, plant and equipment	1,837	1,335
Net cash (used in) investing activities	(65,831)	(97,126)
Cash flows from financing activities:
Proceeds from long-term borrowings	350,000	—
Repayments of long-term borrowings	(350,000)	—
Proceeds from borrowings under revolving credit facility	248,232	314,100
Repayments of borrowings under revolving credit facility	(197,132)	(232,500)
Issuance costs associated with long-term borrowings	(5,974)	—
Proceeds from the issuance of Common Units under an at-the-market equity program, net of commissions and offering costs	3,134	8,788
Partnership distributions	(42,957)	(41,784)
Other, net	(3,133)	(3,482)
Net cash provided by financing activities	2,170	45,122
Net increase (decrease) in cash, cash equivalents and restricted cash	4,938	(3,120)
Cash, cash equivalents and restricted cash at beginning of period	11,771	20,514
Cash, cash equivalents and restricted cash at end of period	$16,709	$17,394

Less: restricted cash	12,417	13,515
Cash and cash equivalents, end of period	$4,292	$3,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended March 28, 2026
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	66,329	$631,812	$(5,593)	$626,219
Net income		137,542	—	137,542
Other comprehensive (loss)		—	(109)	(109)
Partnership distributions		(21,557)	—	(21,557)
Common Units issued under Restricted Unit Plan	5	—	—	—
Net proceeds from the issuance of Common Units under an at-the-market equity program	—	(14)	—	(14)
Compensation costs recognized under Restricted Unit Plan		1,821	—	1,821
Balance, end of period	66,334	$749,604	$(5,702)	$743,902

	Three Months Ended March 29, 2025
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	64,490	$551,401	$(6,263)	$545,138
Net income		137,121	—	137,121
Other comprehensive (loss)		—	(117)	(117)
Partnership distributions		(20,961)	—	(20,961)
Common Units issued under Restricted Unit Plan	7	—	—	—
Net proceeds from the issuance of Common Units under an at-the-market equity program	442	8,788	—	8,788
Compensation costs recognized under Restricted Unit Plan		1,840	—	1,840
Balance, end of period	64,939	$678,189	$(6,380)	$671,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Six Months Ended March 28, 2026
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	65,845	$604,054	$(5,483)	$598,571
Net income		183,322	—	183,322
Other comprehensive (loss)		—	(219)	(219)
Partnership distributions		(42,957)	—	(42,957)
Common Units issued under Restricted Unit Plan	317	(2,083)	—	(2,083)
Net proceeds from the issuance of Common Units under an at-the-market equity program	172	3,134	—	3,134
Compensation costs recognized under Restricted Unit Plan		4,134	—	4,134
Balance, end of period	66,334	$749,604	$(5,702)	$743,902

	Six Months Ended March 29, 2025
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	64,072	$553,207	$(6,147)	$547,060
Net income		156,541	—	156,541
Other comprehensive (loss)		—	(233)	(233)
Partnership distributions		(41,784)	—	(41,784)
Common Units issued under Restricted Unit Plan	425	(2,782)	—	(2,782)
Net proceeds from the issuance of Common Units under an at-the-market equity program	442	8,788	—	8,788
Compensation costs recognized under Restricted Unit Plan		4,219	—	4,219
Balance, end of period	64,939	$678,189	$(6,380)	$671,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 66,333,965 Common Units outstanding at March 28, 2026. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Transferable Tax Credits. In accordance with the Inflation Reduction Act of 2022 (“IRA”), RNG produced in the United States and sold for use as a transportation fuel may qualify for the Clean Fuel Production Tax Credit (“PTC”) under Section 45Z of the Internal Revenue Code. Section 45Z was enacted as part of the IRA and is administered primarily by the U.S. Department of Treasury (“Treasury”) and Internal Revenue Service, in coordination with other federal agencies, including the Environmental Protection Agency and the U.S. Department of Energy. The IRA was designed, in part, to incentivize the development and production of renewable and low carbon energy. On July 4, 2025, The One, Big, Beautiful Bill Act (“OBBBA”) was signed into law, extending the availability of the Section 45Z credit from December 31, 2027 to December 31, 2029. Accordingly, qualifying credits may be claimed for eligible RNG produced and sold after December 31, 2024, and before January 1, 2030.

Although Section 45Z became effective on January 1, 2025, the Partnership did not previously recognize any benefit from these credits pending additional regulatory clarity regarding eligibility, lifecycle greenhouse gas emissions calculations, and transferability. On February 4, 2026, proposed Treasury regulations published in the Federal Register provided sufficient clarity for the Partnership to conclude that the production and sale of its RNG qualifies for the credit.

The value of PTCs earned is based on the statutory base credit rate of $0.20 per gallon equivalent, adjusted for applicable prevailing wage and apprenticeship compliance, lifecycle greenhouse gas emissions calculations, qualifying production and sales volumes, and prevailing market prices for transferable tax credits. Where applicable prevailing wage and apprenticeship requirements are satisfied, the credit may be increased up to five times the base amount. The amount recognized reflects the Partnership’s estimate of credits earned based on currently available guidance, applicable carbon intensity scores, and anticipated monetization values. Actual amounts ultimately realized may differ upon the issuance of final regulations and the ultimate transfer or utilization of the credits.

The Partnership made an accounting policy election to record PTCs as a nonmonetary asset at the estimated fair value to be realized. These non-monetary assets are recognized within “Other current assets” within the condensed consolidated balance sheets, while the corresponding benefit is reported on a net basis within “Operating” expense in the condensed consolidated statements of operations.

During the second quarter of fiscal 2026, following the aforementioned release of additional guidance from the Treasury on February 4, 2026, the Partnership recognized $3,500 of PTCs, of which $2,700 related to calendar year 2025 and $800 related to the second quarter of fiscal 2026.

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

On the first day of the second quarter of fiscal 2026, the Partnership early adopted the guidance under ASU 2025-10, “Government Grants: Accounting for Government Grants Received by Business Entities” (“Topic 832”) via a modified retrospective approach. Topic 832 established authoritative guidance for the recognition, measurement and presentation of government grants and certain tax credits, including PTCs under Section 45Z of the Internal Revenue Code.

3.
Disaggregation of Revenue

The following table disaggregates revenue for each customer type. See Note 19, “Segment Information” for more information on segment reporting wherein it is disclosed that the Partnership’s Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity reportable segments generated approximately 89%, 5% and 2%, respectively, of the Partnership’s revenue for all periods presented. The propane segment contributes the majority of the Partnership’s revenue and the concentration of revenue by customer type for the propane segment is not materially different from the consolidated revenue.

	Three Months Ended
	March 28,	March 29,
	2026	2025
Retail
Residential	$329,249	$340,280
Commercial	139,248	149,136
Industrial	37,570	38,466
Government	28,660	30,015
Agricultural	11,759	13,428
Wholesale	4,720	16,338
Total revenues	$551,206	$587,663

	Six Months Ended
	March 28,	March 29,
	2026	2025
Retail
Residential	$532,991	$537,394
Commercial	243,105	253,878
Industrial	68,187	68,610
Government	46,385	47,464
Agricultural	22,114	23,088
Wholesale	8,810	30,558
Total revenues	$921,592	$960,992

The Partnership recognized $31,804 and $73,054 of revenue during the three and six months ended March 28, 2026 , respectively, and $41,033 and $77,155 of revenue during the three and six months ended March 29, 2025, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $21,379 and $5,806 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of March 28, 2026 and September 27, 2025, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for two operating facilities located in Stanfield, AZ and Columbus, OH, along with potential contingent consideration with an initial fair value of $6,194 that Equilibrium could earn based upon the future economic performance of the acquired RNG assets, and a percentage of the monetization of PTCs earned during calendar years 2025 through 2027 if the acquired RNG assets meet a specified annual EBITDA threshold during the same three-year period. The Partnership determined that the fair value of the contingent consideration to Equilibrium as of September 27, 2025 was $0, resulting in income of $6,194 in fiscal 2025, which was recorded in “Other, net” within the consolidated statement of operations. There was no change in the fair value as of March 28, 2026.

The purchase agreement also included potential contingent consideration payable by Equilibrium to Suburban Renewable Energy based on the costs to construct a gas upgrade system at the Columbus, OH facility. According to the purchase agreement, expenditures for the gas upgrade equipment project that exceeded a certain amount would be funded by Equilibrium, up to a total of $3,000, if the Partnership incurred those costs prior to December 31, 2024. During the first quarter of fiscal 2025, the Partnership recorded a $3,000 increase in the fair value of this contingent consideration, which was recognized as income within “Other, net” on the Partnership’s consolidated statement of operations for fiscal 2025. There was no change in the fair value as of March 28, 2026.

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

On October 14, 2025, the Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $14,000, including $500 for non-compete consideration, plus working capital acquired. As of March 28, 2026, $13,829 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On October 16, 2025, the Partnership acquired the propane assets and operations of another propane retailer headquartered in California for $10,000, including $1,000 for non-compete consideration, plus working capital acquired. As of March 28, 2026, $9,104 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first half of fiscal 2026 or in fiscal 2025.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of March 28, 2026 and September 27, 2025, respectively:

	As of March 28, 2026		As of September 27, 2025
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$5,815	Other current assets	$1,504
	Other assets	—	Other assets	102
		$5,815		$1,606

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$6,974	Other current liabilities	$1,883
	Other liabilities	—	Other liabilities	53
		$6,974		$1,936

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 28, 2026		March 29, 2025
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$572	$250	$1,475	$193
Beginning balance realized during the period	(325)	(180)	(1,141)	(119)
Contracts purchased during the period	—	—	58	—
Change in the fair value of outstanding contracts	388	(70)	(304)	(74)
Ending balance of over-the-counter options	$635	$—	$88	$—

As of March 28, 2026 and September 27, 2025, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 28, 2026 and March 29, 2025 are as follows:

	Three Months Ended March 28, 2026		Three Months Ended March 29, 2025
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(1,358)	Cost of products sold	$744

	Six Months Ended March 28, 2026		Six Months Ended March 29, 2025
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$(428)	Cost of products sold	$4,378

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 28, 2026			As of September 27, 2025
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$21,105	$(15,290)	$5,815	$4,213	$(2,607)	$1,606
Liability Derivatives
Commodity-related derivatives	$22,264	$(15,290)	$6,974	$4,543	$(2,607)	$1,936

The Partnership had $4,572 and $2,813 of posted cash collateral as of March 28, 2026 and September 27, 2025, respectively, with its brokers for outstanding commodity-related derivatives.

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

	As of
	March 28,	September 27,
	2026	2025
5.875% Senior Notes due March 1, 2027	$—	$349,125
5.00% Senior Notes due June 1, 2031	612,625	617,500
6.50% Senior Notes due December 15, 2035	340,375	—
5.50% Green Bonds due October 1, 2028 through October 1, 2033	68,364	71,090
	$1,021,364	$1,037,715

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

	As of
	March 28,	September 27,
	2026	2025
Cash and cash equivalents	$4,292	$405
Restricted cash included in other current assets	4,352	3,302
Restricted cash included in other assets (noncurrent)	8,065	8,064
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$16,709	$11,771

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 28,	September 27,
	2026	2025
Propane, fuel oil and refined fuels and natural gas	$59,541	$69,694
Appliances	4,008	4,032
	$63,549	$73,726

Other, net. Other, net consists of the following:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Equity in losses of IH (1)	$375	$504	$696	$10,547
Equity in losses of Oberon (2)	—	—	—	12,198
Contingent consideration from Equilibrium	—	—	—	(3,000)
Other (3)	180	225	560	451
Other, net	$555	$729	$1,256	$20,196

(1)
Six months ended March 29, 2025 included an other-than-temporary impairment charge of $9,595 (see Note 4 above).
(2)
Six months ended March 29, 2025 included an other-than-temporary impairment charge of $10,213 (see Note 4 above).

(3)
Both periods included net periodic benefits costs for the Partnership’s pension and other post-retirement benefit plans (see Note 15 below). Six months ended March 28, 2026 included an other-than-temporary impairment charge of $200 related to a cost-method investee.

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 27, 2025
Goodwill	$1,114,230	$10,900	$7,900	$31,259	$1,164,289
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,114,230	$4,438	$7,900	$31,259	$1,157,827

Fiscal 2026 Activity
Goodwill acquired (1)	$7,189	$—	$—	$—	$7,189

Balance as of March 28, 2026
Goodwill	$1,121,419	$10,900	$7,900	$31,259	$1,171,478
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,121,419	$4,438	$7,900	$31,259	$1,165,016

Other intangible assets consist of the following:

	As of
	March 28,	September 27,
	2026	2025
Customer relationships (1)	$604,195	$596,429
Non-compete agreements (1)	47,455	45,955
Other	5,100	5,100
	656,750	647,484
Less: accumulated amortization
Customer relationships	(529,052)	(523,636)
Non-compete agreements	(38,296)	(37,430)
Other	(1,939)	(1,641)
	(569,287)	(562,707)
	$87,463	$84,777

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced, as of March 28, 2026.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Lease expense	$10,701	$11,171	$21,922	$22,378

Other information:
Cash payments for operating leases	10,802	11,301	22,035	22,544
Right-of-use assets obtained in exchange for new operating lease liabilities	1,200	755	4,627	7,316
Weighted-average remaining lease term			5.4 years	5.5 years
Weighted-average discount rate			6.3%	6.2%

The following table summarizes future minimum lease payments under noncancelable operating leases as of March 28, 2026:

Fiscal Year	Operating Leases
2026 (remaining)	$19,868
2027	31,226
2028	25,312
2029	18,361
2030	11,363
2031 and thereafter	20,129
Total future minimum lease payments	$126,259
Less: interest	(20,733)
Total lease obligations	$105,526

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 339,144 and 296,834 units for the three and six months ended March 28, 2026, respectively, and 386,750 and 323,179 units for the three and six months ended March 29, 2025, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 28,	September 27,
	2026	2025
5.875% senior notes, due March 1, 2027	$—	$350,000
5.00% senior notes, due June 1, 2031	650,000	650,000
6.50% senior notes, due December 15, 2035	350,000	—
5.50% Green Bonds, due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $10,140 and $10,953	70,505	69,692
Revolving Credit Facility, due March 15, 2029	200,300	149,200
Subtotal	1,270,805	1,218,892

Less: unamortized debt issuance costs	(11,757)	(7,147)
	$1,259,048	$1,211,745

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

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $200,300 and $149,200 was outstanding as of March 28, 2026 and September 27, 2025, respectively. The Revolving Credit Facility matures on March 15, 2029. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of March 28, 2026, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate (as defined in the Credit Agreement), or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of March 28, 2026, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 6.27%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of March 28, 2026, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $23,886 which expire periodically through March 15, 2027.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of March 28, 2026.

The aggregate amounts of long-term debt maturities subsequent to March 28, 2026 are as follows: fiscal 2026: $-0-; fiscal 2027: $-0-; fiscal 2028: $-0-; fiscal 2029: $212,007; fiscal 2030: $12,352; and thereafter: $1,056,586.

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

On April 23, 2026, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2026, payable on May 12, 2026 to holders of record on May 5, 2026.

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

During the six months ended March 28, 2026, the Partnership awarded 401,733 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,711. The following is a summary of activity for the Restricted Unit Plan for the six months ended March 28, 2026:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 27, 2025	927,421	$14.35
Awarded	401,733	16.71
Forfeited	—	—
Vested (1)	(428,214)	(14.47)
Outstanding March 28, 2026	900,940	$15.34

(1)
During fiscal 2026, the Partnership withheld 110,638 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose shares of restricted units vested during the period.

As of March 28, 2026, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $5,618. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of approximately one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and six months ended March 28, 2026 was $1,821 and $4,134, respectively, and $1,840 and $4,219 for the three and six months ended March 29, 2025, respectively.

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

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and six months ended March 28, 2026 was $2,676 and $4,652, respectively, and for the three and six months ended March 29, 2025 was $3,620 and $5,194, respectively. As of March 28, 2026 and September 27, 2025, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $9,853 and $11,561, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and six months ended March 28, 2026 was $340 and $682, respectively, and $362 and $716 for the three and six months ended March 29, 2025, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense recognized for the three and six months ended March 28, 2026 was $1,669 and $5,733, respectively, and $1,003 and $4,588 for the three and six months ended March 29, 2025, respectively. As of March 28, 2026 and September 27, 2025, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $14,001 and $11,521, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2026 and 2025, cash payouts totaling $3,253 and $4,038 were made relating to the fiscal 2023 and 2022 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of March 28, 2026 and September 27, 2025, the Partnership had accrued liabilities of $59,443 and $56,685, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,755 and $15,654 as of March 28, 2026 and September 27, 2025, respectively.

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

The State of New York amended Section 349-d of the New York General Business Law (“GBL”) effective on March 18, 2024, to require that energy service companies that operate in the state, such as Agway Energy Services, LLC (“AES”) in connection with its natural gas and electricity business, first obtain written consent from the customer before any change in commodity prices can be charged to the customer. To date, the amended statute has not had a material negative impact on AES, but the Partnership continues to assess the impact that the GBL amendment may have in the future on its natural gas and electricity business. In addition, the New York Public Service Commission (“NY PSC”) has amended its Uniform Business Practices (“UBP”), that apply to AES and other energy supply companies that operate in the state. The UBP amendments require AES to provide notice to its customers that includes a historical comparison between the rates charged by AES and what the customer would have paid had they remained with their existing utility. The business model for AES provides for a bundled product offering in which a customer is charged one price for the commodity, plus the inclusion of a home warranty offering called EnergyGuard. This value-added warranty plan is a differentiator when comparing AES pricing with that of the local utility.

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2033. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $41,730 as of March 28, 2026. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 28, 2026 and September 27, 2025.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Interest cost	$619	$647	$1,238	$1,293
Expected return on plan assets	(352)	(330)	(704)	(659)
Amortization of net loss	57	61	114	123
Net periodic benefit cost	$324	$378	$648	$757

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Interest cost	$22	$25	$45	$50
Amortization of prior service credits	(5)	(7)	(11)	(13)
Amortization of net (gain)	(161)	(171)	(322)	(343)
Net periodic benefit cost	$(144)	$(153)	$(288)	$(306)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2026, of which $2,000 was contributed during the six months ended March 28, 2026. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2026 is $289, of which $128 was contributed during the six months ended March 28, 2026. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of March 28, 2026 and September 27, 2025, the Partnership’s estimated obligation to these MEPPs was $17,815 and $18,559, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended March 28, 2026 and March 29, 2025:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Pension Benefits
Balance, beginning of period	$(8,640)	$(9,747)	$(8,697)	$(9,809)
Reclassifications to earnings:
Amortization of net loss (1)	57	61	114	123
Other comprehensive income	57	61	114	123
Balance, end of period	$(8,583)	$(9,686)	$(8,583)	$(9,686)

Postretirement Benefits
Balance, beginning of period	$3,047	$3,484	$3,214	$3,662
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(166)	(178)	(333)	(356)
Other comprehensive loss	(166)	(178)	(333)	(356)
Balance, end of period	$2,881	$3,306	$2,881	$3,306

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(5,593)	$(6,263)	$(5,483)	$(6,147)
Reclassifications to earnings	(109)	(117)	(219)	(233)
Other comprehensive loss	(109)	(117)	(219)	(233)
Balance, end of period	$(5,702)	$(6,380)	$(5,702)	$(6,380)

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

During the six months ended March 28, 2026, the Partnership issued 171,745 Common Units under the Equity Distribution Agreement for net proceeds of $3,134, after $158 of agent commissions and offering costs. During the six months ended March 29, 2025, the Partnership issued 442,425 Common Units under the Equity Distribution Agreement for net proceeds of $8,788, after $295 of agent commissions and offering costs. The net proceeds from the sales of Common Units were used for general limited partnership purposes, including debt reduction and funding strategic growth initiatives.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Revenues:
Propane	$491,142	$525,256	$817,532	$855,539
Fuel oil and refined fuels	32,354	33,364	50,521	51,025
Natural gas and electricity	8,778	9,025	14,677	15,078
Subtotal	532,274	567,645	882,730	921,642
All other	18,932	20,018	38,862	39,350
Total revenues	$551,206	$587,663	$921,592	$960,992

Cost of Products Sold: (1)
Propane	$176,258	$213,010	$288,377	$342,751
Fuel oil and refined fuels	20,255	20,134	31,555	30,685
Natural gas and electricity	7,490	5,840	10,660	8,396
Subtotal	204,003	238,984	330,592	381,832
All other	3,497	3,378	7,747	7,692
Total cost of products sold	$207,500	$242,362	$338,339	$389,524

Payroll & Payroll Benefit Expenses: (2)
Propane	$51,971	$50,899	$96,176	$92,754
Fuel oil and refined fuels	5,270	4,877	9,541	8,657
Natural gas and electricity	283	294	577	607
Subtotal	57,524	56,070	106,294	102,018
All other	17,112	16,329	33,218	32,276
Corporate	27,826	25,513	51,691	48,392
Total payroll & payroll benefit expenses	$102,462	$97,912	$191,203	$182,686

Vehicle: (3)
Propane	$21,706	$20,000	$40,813	$36,850
Fuel oil and refined fuels	989	992	1,683	1,759
Natural gas and electricity	—	—	—	—
Subtotal	22,695	20,992	42,496	38,609
All other	883	855	1,701	1,631
Corporate	2,878	3,948	5,740	8,083
Total vehicle expenses	$26,456	$25,795	$49,937	$48,323

Other Expenses: (4)
Propane	$31,883	$31,530	$59,646	$60,055
Fuel oil and refined fuels	1,298	1,214	2,447	2,113
Natural gas and electricity	1,073	1,032	1,998	2,151
Subtotal	34,254	33,776	64,091	64,319
All other	3,228	5,263	8,815	10,032
Corporate	3,144	6,542	10,530	13,934
Total other controllable expenses	$40,626	$45,581	$83,436	$88,285

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Depreciation and amortization:
Propane	$12,601	$12,149	$25,266	$24,591
Fuel oil and refined fuels	263	269	528	538
Natural gas and electricity	—	—	—	—
Subtotal	12,864	12,418	25,794	25,129
All other	2,747	2,765	6,012	5,528
Corporate	640	2,417	1,309	4,042
Total depreciation and amortization	$16,251	$17,600	$33,115	$34,699

Operating income (loss):
Propane	$196,723	$197,668	$307,254	$298,538
Fuel oil and refined fuels	4,279	5,878	4,767	7,273
Natural gas and electricity	(68)	1,859	1,442	3,924
Reportable segment operating income	200,934	205,405	313,463	309,735

Reconciliation to net income:
Corporate and all other operating (loss)	(43,023)	(46,992)	(87,901)	(92,260)
Loss on debt extinguishment	—	—	(1,183)	—
Interest expense, net	(19,694)	(20,567)	(39,450)	(40,179)
Other, net	(555)	(729)	(1,256)	(20,196)
(Provision for) benefit from income taxes	(120)	4	(351)	(559)
Net income	$137,542	$137,121	$183,322	$156,541

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
(4)
Other expenses include all other costs such as self-insurance, professional services and all other expenses not included within (1), (2) or (3) above, and the benefit from the recognition of PTCs.

	As of
	March 28,	September 27,
	2026	2025
Assets:
Propane	$2,012,988	$1,933,532
Fuel oil and refined fuels	46,150	41,078
Natural gas and electricity	12,668	9,973
Reportable segment assets	2,071,806	1,984,583
All other	276,039	260,393
Corporate	78,790	51,298
Total assets	$2,426,635	$2,296,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 28, 2026, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of March 2026 were 77.0 million barrels, which was 74.5% higher than March 2025 levels and 46.5% higher than the five-year average for March. The increase in inventory levels contributed to a decrease in average posted propane prices (basis Mont Belvieu, Texas) of 23.1% compared to the prior year second quarter.

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

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units are deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. We may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by us and the Agents. Each Agent will be entitled to a commission from us on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as our sales agent. During the six months ended March 28, 2026, we issued and sold 171,745 Common Units under the Equity Distribution Agreement for net proceeds of $3.1 million, after agent commissions and offering costs of $0.2 million.

We use the net proceeds from the sales of Common Units pursuant to the Equity Distribution Agreement for general limited partnership purposes, including debt reduction and funding strategic growth initiatives.

Transferable Tax Credits

In accordance with the Inflation Reduction Act of 2022 (“IRA”), renewable natural gas (“RNG”) produced in the United States and sold for use as a transportation fuel may qualify for the Clean Fuel Production Tax Credit (“PTC”) under Section 45Z of the Internal Revenue Code. Section 45Z was enacted as part of the IRA and is administered primarily by the U.S. Department of Treasury and Internal Revenue Service, in coordination with other federal agencies, including the Environmental Protection Agency and the U.S. Department of Energy. The IRA was designed, in part, to incentivize the development and production of renewable and low carbon energy. On July 4, 2025, The One, Big, Beautiful Bill Act (“OBBBA”) was signed into law, extending the availability of the Section 45Z credit from December 31, 2027 to December 31, 2029. Accordingly, qualifying credits may be claimed for eligible RNG produced and sold after December 31, 2024, and before January 1, 2030.

Although Section 45Z became effective on January 1, 2025, we did not previously recognize any benefit from these credits pending additional regulatory clarity regarding eligibility, lifecycle greenhouse gas emissions calculations, and transferability. On February 4, 2026, proposed Treasury regulations published in the Federal Register provided sufficient clarity for us to conclude that the production and sale of our RNG qualify for the credit.

The value of PTCs earned is based on the statutory base credit rate of $0.20 per gallon equivalent, adjusted for applicable prevailing wage and apprenticeship compliance, lifecycle greenhouse gas emissions calculations, qualifying production and sales volumes, and prevailing market prices for transferable tax credits. Where applicable prevailing wage and apprenticeship requirements are satisfied, the credit may be increased up to five times the base amount. The amount recognized reflects our estimate of credits earned based on currently available guidance, applicable carbon intensity scores, and anticipated monetization values. Actual amounts ultimately realized may differ upon the issuance of final regulations and the ultimate transfer or utilization of the credits.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2026 was $137.5 million, or $2.07 per Common Unit, compared to net income of $137.1 million, or $2.11 per Common Unit, for the second quarter of fiscal 2025. Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”, as defined and reconciled below) for the second quarter of fiscal 2026 improved $0.3 million, or 0.2%, to $175.3 million, compared to the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2026 of 161.6 million gallons were flat compared to the prior year second quarter, as the impact of cooler temperatures across much of the eastern half of the United States on heat-related demand and contributions from our recent acquisitions, were offset by considerably warmer temperatures in the West. Average temperatures (as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration) across all of our service territories during the second quarter of fiscal 2026 were 6% warmer than normal and 1% warmer than the prior year second quarter. Notably, average temperatures in the East were 2% warmer than normal and 3% colder than the prior year, whereas average temperatures in the West were 22% warmer than normal and 17% warmer than the prior year.

Average propane prices (basis Mont Belvieu, Texas) for the second quarter of fiscal 2026 decreased 23.1% compared to the prior year second quarter. Total gross margin of $343.7 million for the second quarter of fiscal 2026 decreased $1.6 million, or 0.5%, compared to the prior year second quarter. Gross margin for the second quarter of fiscal 2026 included a $1.4 million unrealized loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.7 million unrealized gain in the prior year second quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin increased $0.5 million compared to the prior year second quarter, primarily due to an increase in propane unit margins of $0.03 per gallon, or 1.7%.

Combined operating and general and administrative expenses of $169.5 million for the second quarter of fiscal 2026 were flat compared to the prior year second quarter, as higher payroll and benefit-related expenses, higher fuel and other vehicle costs, and an increase in accruals for self-insurance matters, were offset by a benefit of $3.5 million from the recognition of PTCs and an insurance recovery related to the partial settlement of certain claims associated with our acquisition of RNG production assets in December 2022.

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

During the first quarter of fiscal 2026, we acquired two well-run propane businesses in strategic markets in California for total consideration of $24.0 million, inclusive of non-compete payments. During the second quarter of fiscal 2026, we utilized cash flows from operating activities to repay $64.3 million in borrowings under our revolving credit facility. The Consolidated Leverage Ratio, as defined in our credit agreement, for the twelve-month period ended March 28, 2026 improved to 4.34x, compared to 4.54x for the twelve-month period ended March 29, 2025.

As previously announced on April 23, 2026, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended March 28, 2026. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on May 12, 2026 to Common Unitholders of record as of May 5, 2026.

Our anticipated cash requirements for the remainder of fiscal 2026 include: (i) maintenance and growth capital expenditures of approximately $19.9 million for the propane segment; (ii) capital expenditures of approximately $19.0 million to support the construction and development efforts for our renewable energy platform; (iii) interest and income tax payments of approximately $37.5 million; and (iv) distributions of approximately $43.3 million to our Common Unitholders, based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes availability of funds under the Revolving Credit Facility and expected cash flow from operating activities and our ATM equity program, we expect to have sufficient funds to meet our current and future obligations.

Our long-term strategic growth plan is to foster the growth of our core propane business, while making strategic investments in lower carbon renewable energy alternatives that allow us to leverage our core competencies in safety, logistics expertise and customer service. Suburban Propane has a proud legacy of being a trusted provider of energy to local communities for almost 100 years. We are leveraging the strength and stability of our core propane business to position Suburban Propane for sustainable, long-term growth by helping to identify and invest in solutions to support the ongoing energy evolution to a lower-carbon energy economy. That innovation includes our advancements in delivering renewable propane and renewable natural gas as direct drop-in replacements for their traditional energy equivalents.

Three Months Ended March 28, 2026 Compared to Three Months Ended March 29, 2025

Revenues

(Dollars and gallons in thousands)	Three Months Ended
	March 28,	March 29,		Percent
	2026	2025	(Decrease)	(Decrease)
Revenues
Propane	$491,142	$525,256	$(34,114)	(6.5)%
Fuel oil and refined fuels	32,354	33,364	(1,010)	(3.0)%
Natural gas and electricity	8,778	9,025	(247)	(2.7)%
All other	18,932	20,018	(1,086)	(5.4)%
Total revenues	$551,206	$587,663	$(36,457)	(6.2)%
Retail gallons sold
Propane	161,593	162,027	(434)	(0.3)%
Fuel oil and refined fuels	7,469	7,760	(291)	(3.8)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories during the second quarter of fiscal 2026 were 6% warmer than normal and 1% warmer than the prior year second quarter. Average temperatures in the West were 22% warmer than normal and 17% warmer than the prior year second quarter, whereas average temperatures in the East were 2% warmer than normal and 3% cooler than the prior year second quarter. The cooler average temperatures were primarily in the Northeast and Mid-Atlantic, which led to increased heat-related demand from customers in those markets.

Revenues from the distribution of propane and related activities of $491.1 million decreased $34.1 million, or 6.5%, compared to the prior year, primarily due to lower average retail selling prices. Average propane selling prices decreased 4.2% compared to the prior year second quarter, reflecting lower average wholesale costs, resulting in a $21.3 million decrease in revenues. Retail propane gallons sold were essentially flat compared to the prior year second quarter, as the impact of cooler temperatures in the East on heat-related demand and contributions from our recent acquisitions, substantially offset considerably warmer temperatures in the West, resulting in a $1.4 million decrease in revenues. Included within the propane segment are revenues from risk management activities, which decreased $11.4 million, primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $32.4 million were $1.0 million, or 3.0%, lower than the prior year second quarter, primarily due to a decrease in volumes sold, offset to an extent by higher average retail selling prices. Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 3.8%, resulting in a $1.2 million decrease in revenues. Average fuel oil and refined fuels selling prices increased 0.8% compared to the prior year, resulting in a $0.2 million increase in revenues.

Revenues in our natural gas and electricity segment of $8.8 million were $0.2 million, or 2.7%, lower than the prior year, resulting from less natural gas and electricity usage, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $18.9 million were $1.1 million, or 5.4%, lower than the prior year, primarily due to lower tipping fees at our RNG facilities and lower services revenues.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 28,	March 29,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of products sold
Propane	$176,258	$213,010	$(36,752)	(17.3)%
Fuel oil and refined fuels	20,255	20,134	121	0.6%
Natural gas and electricity	7,490	5,840	1,650	28.3%
All other	3,497	3,378	119	3.5%
Total cost of products sold	$207,500	$242,362	$(34,862)	(14.4)%
As a percent of total revenues	37.6%	41.2%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 23.1% lower than the prior year second quarter, and average fuel oil prices were 22.3% higher. The net change in the fair value of derivative instruments resulted in a $1.4 million unrealized non-cash loss in the second quarter of fiscal 2026, compared to a $0.7 million unrealized non-cash gain in the prior year second quarter. This led to a year-over-year net increase of $2.1 million in cost of products sold, of which $1.9 million and $0.2 million was reported within the propane segment and the natural gas and electricity segment, respectively. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $176.3 million decreased $36.8 million, or 17.3%, compared to the prior year second quarter. Lower average wholesale costs contributed to a $27.0 million decrease in cost of products sold, while lower volumes sold contributed to a $0.5 million decrease. Included within the propane segment are costs from other propane activities, which decreased $11.2 million compared to the prior year primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically. This was offset to an extent by the net increase in costs of products sold of $1.9 million resulting from the change in mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $20.3 million increased $0.1 million, or 0.6%, compared to the prior year second quarter. Higher average wholesale costs led to an increase of $0.9 million, substantially offset by a decrease of $0.8 million from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $7.5 million increased $1.7 million, or 28.3%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs and the net increase of $0.2 million resulting from the change in mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 28,	March 29,		Percent
	2026	2025	Increase	Increase
Operating expenses	$139,500	$139,377	$123	0.1%
As a percent of total revenues	25.3%	23.7%

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

Operating expenses of $139.5 million for the second quarter of fiscal 2026 increased $0.1 million, or 0.1%, compared to the prior year second quarter, primarily due to higher payroll and benefit-related costs, higher fuel and vehicle maintenance costs, and an increase in accruals for self-insurance matters, substantially offset by a benefit of $3.5 million from the recognition of PTCs and an insurance recovery for the partial settlement of certain claims associated with the RNG Acquisition.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 28,	March 29,		Percent
	2026	2025	Increase	Increase
General and administrative expenses	$30,044	$29,911	$133	0.4%
As a percent of total revenues	5.5%	5.1%

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

General and administrative expenses of $30.0 million for the second quarter of fiscal 2026 were essentially flat compared to the prior year second quarter, as higher variable compensation expense was substantially offset by the capitalization of payroll and benefit-related costs associated with software implementation as part of our multi-year initiative to modernize our information technology platform.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 28,	March 29,		Percent
	2026	2025	(Decrease)	(Decrease)
Depreciation and amortization	$16,251	$17,600	$(1,349)	(7.7)%
As a percent of total revenues	2.9%	3.0%

Depreciation and amortization expense of $16.3 million for the second quarter of fiscal 2026 decreased $1.3 million, or 7.7%, compared to the prior year second quarter, primarily as a result of accelerated depreciation in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 28,	March 29,		Percent
	2026	2025	(Decrease)	(Decrease)
Interest expense, net	$19,694	$20,567	$(873)	(4.2)%
As a percent of total revenues	3.6%	3.5%

Net interest expense of $19.7 million decreased $0.9 million, or 4.2%, compared to the prior year second quarter, primarily due to a lower level of average outstanding borrowings under our Revolving Credit Facility along with lower benchmark interest rates on those borrowings, offset to an extent by a higher interest rate for a tranche of senior notes that were refinanced in the first quarter of fiscal 2026. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Three Months Ended
	March 28,	March 29,		Percent
	2026	2025	(Decrease)	(Decrease)
Equity in losses of IH	$375	$504	$(129)	(25.6)%
Other (1)	180	225	(45)	(20.0)%
Other, net	$555	$729	$(174)	(23.9)%
As a percent of total revenues	0.1%	0.1%

(1)
Represents net periodic benefit costs for our pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report).

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	March 28,	March 29,
	2026	2025
Net income	$137,542	$137,121
Add:
Provision for (benefit from) income taxes	120	(4)
Interest expense, net	19,694	20,567
Depreciation and amortization	16,251	17,600
EBITDA	173,607	175,284
Unrealized non-cash losses (gains) on changes in fair value of derivatives	1,358	(744)
Equity in losses and impairment charges for investments in unconsolidated affiliates	375	504
Adjusted EBITDA	$175,340	$175,044

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

Six Months Ended March 28, 2026 Compared to Six Months Ended March 29, 2025

Revenues

(Dollars and gallons in thousands)	Six Months Ended			Percent
	March 28,	March 29,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenues
Propane	$817,532	$855,539	$(38,007)	(4.4)%
Fuel oil and refined fuels	50,521	51,025	(504)	(1.0)%
Natural gas and electricity	14,677	15,078	(401)	(2.7)%
All other	38,862	39,350	(488)	(1.2)%
Total revenues	$921,592	$960,992	$(39,400)	(4.1)%
Retail gallons sold
Propane	271,758	267,766	3,992	1.5%
Fuel oil and refined fuels	12,006	12,127	(121)	(1.0)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first half of fiscal 2026 were 6% warmer than normal and 2% cooler than the prior year. The fiscal 2026 heating season was characterized by periods of extremely cold weather in the eastern half of the U.S., principally in the Northeast, Mid-Atlantic and Midwest regions of our operating footprint, and sustained unseasonably warm conditions in the western half. In the East, average temperatures were approximately 1% warmer than normal and 6% colder than the prior year, while average temperatures in the West were approximately 23% and 13% warmer than normal and the prior year, respectively.

Revenues from the distribution of propane and related activities of $817.5 million decreased $38.0 million, or 4.4%, compared to the prior year, due to lower average retail selling prices, partially offset by higher volumes sold. Average propane selling prices decreased 3.3%, reflecting lower average wholesale costs, resulting in a $27.8 million decrease in revenues. Retail propane gallons sold increased 4.0 million gallons, or 1.5%, resulting in a $12.4 million increase in revenues. The increase in propane volumes sold was primarily due to the impact of colder temperatures across much of the eastern half of the United States on heat-related demand and contributions from our recent acquisitions, which more than offset considerably warmer temperatures in the West and incremental volumes in the prior year first half in the aftermath of Hurricanes Helene and Milton in the Southeast. Included within the propane segment are revenues from risk management activities, which decreased $22.6 million, primarily due to a lower notional amount of hedging contracts used in risk management activities that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $50.5 million were $0.5 million, or 1.0%, lower than the prior year first half, primarily due to a decrease in volumes sold. Fuel oil and refined fuels gallons sold decreased 0.1 million gallons, or 1.0%, resulting in a $0.5 million decrease in revenues. Average fuel oil and refined fuels selling prices were essentially flat compared to the prior year.

Revenues in our natural gas and electricity segment of $14.7 million were $0.4 million, or 2.7%, lower than the prior year, resulting from lower electricity usage, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $38.9 million were $0.5 million, or 1.2%, lower than the prior year first half, primarily due to lower tipping fees at our RNG facilities and lower services revenues.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 28,	March 29,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of products sold
Propane	$288,377	$342,751	$(54,374)	(15.9)%
Fuel oil and refined fuels	31,555	30,685	870	2.8%
Natural gas and electricity	10,660	8,396	2,264	27.0%
All other	7,747	7,692	55	0.7%
Total cost of products sold	$338,339	$389,524	$(51,185)	(13.1)%
As a percent of total revenues	36.7%	40.5%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 18.9% lower than the prior year first half, while average fuel oil prices were 13.6% higher than the prior year first half. The net change in the fair value of derivative instruments resulted in a $0.4 million unrealized non-cash loss in the first half of fiscal 2026, compared to a $4.4 million unrealized non-cash gain in the first half of fiscal 2025. This led to a year-over-year net increase of $4.8 million in cost of products sold, of which $4.7 million and $0.1 million was reported within the propane segment and the natural gas and electricity segment, respectively. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $288.4 million decreased $54.4 million, or 15.9%, compared to the prior year. Lower average wholesale costs contributed to a $40.6 million decrease in cost of products sold, while higher volumes sold contributed to a $4.7 million increase. Included within the propane segment are costs from other propane activities, which decreased $23.2 million compared to the prior year first half primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically. This was offset to an extent by the net increase in costs of products sold of $4.7 million resulting from the change in mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $31.6 million increased $0.9 million, or 2.8%, compared to the prior year. Higher average wholesale costs led to an increase of $1.2 million, which was partially offset by the impact of $0.3 million from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $10.7 million increased $2.3 million, or 27.0%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs and the net increase of $0.1 million resulting from the change in mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 28,	March 29,		Percent
	2026	2025	Increase	Increase
Operating expenses	$266,659	$262,530	$4,129	1.6%
As a percent of total revenues	28.9%	27.3%

Operating expenses of $266.7 million for the first half of fiscal 2026 increased $4.1 million, or 1.6%, compared to the prior year first half, primarily due to higher payroll and benefit-related costs, higher volume-related variable operating costs to support the increase in customer demand and an increase in accruals for self-insurance matters, offset to an extent by a benefit of $3.5 million from the recognition of PTCs and an insurance recovery for the partial settlement of certain claims associated with the RNG Acquisition.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 28,	March 29,		Percent
	2026	2025	Increase	Increase
General and administrative expenses	$57,917	$56,764	$1,153	2.0%
As a percent of total revenues	6.3%	5.9%

General and administrative expenses of $57.9 million for the first half of fiscal 2026 increased $1.2 million, or 2.0%, compared to the prior year, primarily due to higher variable compensation costs associated with the increase in earnings and costs related to our multi-year initiative to modernize our information technology platform, offset to an extent by the capitalization of payroll and benefit- related costs associated with software implementation.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 28,	March 29,		Percent
	2026	2025	(Decrease)	(Decrease)
Depreciation and amortization	$33,115	$34,699	$(1,584)	(4.6)%
As a percent of total revenues	3.6%	3.6%

Depreciation and amortization expense of $33.1 million for the first half of fiscal 2026 decreased $1.6 million, or 4.6%, primarily as a result of accelerated depreciation in the prior year for assets taken out of service.

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

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 28,	March 29,		Percent
	2026	2025	(Decrease)	(Decrease)
Interest expense, net	$39,450	$40,179	$(729)	(1.8)%
As a percent of total revenues	4.3%	4.2%

Net interest expense of $39.5 million decreased $0.7 million, or 1.8%, compared to the prior year period, primarily due to a lower level of average outstanding borrowings under our Revolving Credit Facility and lower benchmark interest rates on those borrowings, offset to an extent by a higher interest rate for a tranche of senior notes that were refinanced in the first quarter of fiscal 2026. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Six Months Ended			Percent
	March 28,	March 29,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Equity in losses of IH (1)	$696	$10,547	$(9,851)	(93.4)%
Equity in losses of Oberon (2)	—	12,198	(12,198)	—
Contingent consideration from Equilibrium	—	(3,000)	3,000	—
Other (3)	560	451	109	24.2%
Other, net	$1,256	$20,196	$(18,940)	(93.8)%
As a percent of total revenues	0.1%	2.1%

(1)
Six months ended March 29, 2025 included an other-than-temporary impairment charge of $9.6 million recorded during the first quarter of fiscal 2025 (see Item 1, Note 4 of this Quarterly Report).
(2)
Six months ended March 29, 2025 included an other-than-temporary impairment charge of $10.2 million recorded during the first quarter of fiscal 2025 (see Item 1, Note 4 of this Quarterly Report).
(3)
Both periods included net periodic benefits costs for our pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report). Six months ended March 28, 2026 included an other-than-temporary impairment charge of $0.2 million related to a cost-method investee recorded during the first quarter of fiscal 2026.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Six Months Ended
	March 28,	March 29,
	2026	2025
Net income	$183,322	$156,541
Add:
Provision for income taxes	351	559
Interest expense, net	39,450	40,179
Depreciation and amortization	33,115	34,699
EBITDA	256,238	231,978
Unrealized non-cash losses (gains) on changes in fair value of derivatives	428	(4,378)
Equity in losses and impairment charges for investments in unconsolidated affiliates	896	22,745
Loss on debt extinguishment	1,183	—
Adjusted EBITDA	$258,745	$250,345

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first half of fiscal 2026 was $68.6 million compared to $48.9 million in the first half of the prior year. The change was primarily due to higher earnings in the current period coupled with a smaller increase in working capital compared to the prior year, which stemmed from the decline in average wholesale costs of propane.

Investing Activities. Net cash used in investing activities of $65.8 million for the first half of fiscal 2026 consisted of capital expenditures of $44.5 million (including approximately $31.2 million to support the growth of operations and $13.3 million for maintenance expenditures), $22.9 million used to fund the acquisitions of two propane businesses, and $0.2 million used to fund additional investments in an unconsolidated affiliate. This was partially offset by $1.8 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash provided by financing activities of $2.2 million for the first half of fiscal 2026 reflected $51.1 million in net borrowings under our Revolving Credit Facility to support seasonal working capital needs and $3.1 million in net proceeds raised from the sale of Common Units under our ATM equity program (see Item 1, Note 17, “At-the-Market Equity Program,” of this Quarterly Report). Financing activities also reflected $43.0 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2025 and first quarter of fiscal 2026, $6.0 million of issuance costs related to the issuance of our 2035 Senior Notes, as well as other financing activities of $3.1 million. As described in Item 1, Note 10 of this Quarterly Report, during the first quarter of fiscal 2026, we completed the private offering of $350.0 million in aggregate principal amount of our 2035 Senior Notes. The net proceeds from the offering of the 2035 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to redeem, satisfy and discharge all of the then outstanding 2027 Senior Notes.

Net cash provided by financing activities of $45.1 million for the first half of fiscal 2025 reflected $81.6 million in net borrowings under our Revolving Credit Facility to support seasonal working capital needs and $8.8 million in net proceeds raised from the sale of Common Units under our ATM equity program. Financing activities also reflected $41.8 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2024 and first quarter of fiscal 2025, as well as other financing activities of $3.5 million.

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of March 28, 2026, our long-term debt consisted of $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $350.0 million in aggregate principal amount of 6.5% Senior Notes due December 15, 2035, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $200.3 million outstanding under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). Total long-term borrowings as of March 28, 2026 and March 29, 2025 were $1,280.9 million and $1,313.2 million, respectively. See Item 1, Note 10 of this Quarterly Report.

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

The aggregate amounts of long-term debt maturities subsequent to March 28, 2026 are as follows: fiscal 2026: $-0-; fiscal 2027: $-0-; fiscal 2028: $-0-; fiscal 2029: $212.0 million; fiscal 2030: $12.3 million; and thereafter: $1,056.6 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plans for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended March 28, 2026 and September 27, 2025 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	March 28,	September 27,
	2026	2025
Total debt	$1,280,945	$1,229,845
Less: cash and cash equivalents (1)	(4,292)	(405)
Total debt, less cash and cash equivalents	$1,276,653	$1,229,440

Adjusted EBITDA	$286,428	$278,028
Compensation costs recognized under Restricted Unit Plan	7,691	7,775
Other (2)	—	542
Adjusted EBITDA for use in calculation	$294,119	$286,345

Total Consolidated Leverage Ratio (3)	4.34 x	4.29 x

(1)
Effective with the execution of the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.
(2)
Represents pro forma adjustments for acquisitions completed during the reporting period, as provided for under the Credit Agreement.

(3)
Seasonal working capital needs are typically greater during the first and second quarters, which can lead to increased borrowings under the Revolving Credit Facility. The Consolidated Leverage Ratio for the twelve months ended March 29, 2025 was 4.54x.

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

On April 23, 2026, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the second quarter of fiscal 2026, payable on May 12, 2026 to holders of record on May 5, 2026.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At March 28, 2026, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $8.1 million and $3.8 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 28, 2026, we had accrued insurance liabilities of $59.4 million, and a receivable of $15.8 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. As of March 28, 2026, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of March 28, 2026.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of March 28, 2026 indicates an increase in potential future net losses of $1.9 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. The above hypothetical change does not reflect the worst-case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 28, 2026. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of March 28, 2026, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 28, 2026 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 28, 2026, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SUBURBAN PROPANE PARTNERS, L.P.

May 7, 2026	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

May 7, 2026	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer