Form 10-Q
period 2026-06-27
SUBURBAN PROPANE PARTNERS LP
filed 2026-08-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2026

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

At August 3, 2026, there were 66,712,387 Common Units of Suburban Propane Partners, L.P. outstanding.

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
•
Risks related to the Partnership’s renewable fuel projects and investments, including the willingness of customers to purchase fuels generated by the projects, the permitting, financing, construction, development and operation of supporting facilities, the Partnership’s ability to generate a sufficient return on its renewable fuel projects, and changing regulation and dependence on government funding for commercial viability of renewable fuel investment projects;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 27, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,034	$405
Accounts receivable, less allowance for doubtful accounts of $6,807 and $5,107, respectively	84,735	69,479
Inventories	65,925	73,726
Other current assets	38,285	22,664
Total current assets	193,979	166,274
Property, plant and equipment, net	722,390	691,275
Operating lease right-of-use assets	104,771	118,997
Goodwill	1,165,016	1,157,827
Other intangible assets, net	84,180	84,777
Other assets	85,752	77,124
Total assets	$2,356,088	$2,296,274

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$37,168	$45,042
Accrued employment and benefit costs	48,470	47,066
Customer deposits and advances	90,937	121,737
Operating lease liabilities	29,856	34,329
Other current liabilities	41,458	54,646
Total current liabilities	247,889	302,820
Long-term borrowings	1,223,910	1,211,745
Accrued insurance	49,832	46,225
Operating lease liabilities	73,938	83,684
Other liabilities	47,497	53,229
Total liabilities	1,643,066	1,697,703
Commitments and contingencies
Partners' capital:
Common Unitholders (66,712 and 65,845 units issued and outstanding at June 27, 2026 and September 27, 2025, respectively)	718,833	604,054
Accumulated other comprehensive loss	(5,811)	(5,483)
Total partners’ capital	713,022	598,571
Total liabilities and partners’ capital	$2,356,088	$2,296,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 27,	June 28,
	2026	2025
Revenues
Propane	$226,960	$226,890
Fuel oil and refined fuels	11,723	9,721
Natural gas and electricity	4,522	4,838
All other	18,174	18,701
	261,379	260,150
Costs and expenses
Cost of products sold	101,051	99,559
Operating	124,980	117,528
General and administrative	16,451	18,737
Depreciation and amortization	16,673	18,735
	259,155	254,559
Operating income	2,224	5,591
Interest expense, net	18,848	18,881
Other, net	721	1,303
(Loss) before provision for income taxes	(17,345)	(14,593)
Provision for income taxes	182	242
Net (loss)	$(17,527)	$(14,835)
Net (loss) per Common Unit - basic	$(0.26)	$(0.23)
Weighted average number of Common Units outstanding - basic	66,680	65,381
Net (loss) per Common Unit - diluted	$(0.26)	$(0.23)
Weighted average number of Common Units outstanding - diluted	66,680	65,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 27,	June 28,
	2026	2025
Revenues
Propane	$1,044,492	$1,082,429
Fuel oil and refined fuels	62,244	60,746
Natural gas and electricity	19,199	19,916
All other	57,036	58,051
	1,182,971	1,221,142
Costs and expenses
Cost of products sold	439,390	489,083
Operating	391,639	380,058
General and administrative	74,368	75,501
Depreciation and amortization	49,788	53,434
	955,185	998,076
Operating income	227,786	223,066
Loss on debt extinguishment	1,183	—
Interest expense, net	58,298	59,060
Other, net	1,977	21,499
Income before provision for income taxes	166,328	142,507
Provision for income taxes	533	801
Net income	$165,795	$141,706
Net income per Common Unit - basic	$2.49	$2.18
Weighted average number of Common Units outstanding - basic	66,506	64,936
Net income per Common Unit - diluted	$2.48	$2.17
Weighted average number of Common Units outstanding - diluted	66,856	65,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net (loss) income	$(17,527)	$(14,835)	$165,795	$141,706

Other comprehensive (loss) income:
Amortization of net actuarial (gains) and prior service credits into earnings	(109)	(117)	(328)	(350)
Recognition in earnings of net actuarial loss for pension settlement	—	450	—	450
Other comprehensive (loss) income	(109)	333	(328)	100
Total comprehensive (loss) income	$(17,636)	$(14,502)	$165,467	$141,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$165,795	$141,706
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	49,788	53,434
Equity in losses and impairment charges for investments in unconsolidated affiliates	1,437	23,372
Compensation costs recognized under Restricted Unit Plan	5,880	6,055
Pension settlement charge	—	450
Loss on debt extinguishment	1,183	—
Other, net	1,459	3,291
Changes in assets and liabilities:
Accounts receivable	(15,074)	(14,511)
Inventories	7,947	(832)
Other current and noncurrent assets	(12,827)	6,621
Accounts payable	(6,354)	(13,479)
Accrued employment and benefit costs	891	6,035
Customer deposits and advances	(30,800)	(36,184)
Contributions to defined benefit pension plan	(3,000)	(3,000)
Other current and noncurrent liabilities	(26,743)	(28,531)
Net cash provided by operating activities	139,582	144,427
Cash flows from investing activities:
Capital expenditures	(65,991)	(57,832)
Investments in and acquisitions of businesses	(23,133)	(59,389)
Proceeds from sale of property, plant and equipment	2,499	2,300
Net cash (used in) investing activities	(86,625)	(114,921)
Cash flows from financing activities:
Proceeds from long-term borrowings	350,000	—
Repayments of long-term borrowings	(350,000)	—
Proceeds from borrowings under revolving credit facility	330,832	384,800
Repayments of borrowings under revolving credit facility	(315,932)	(372,200)
Issuance costs associated with long-term borrowings	(5,974)	—
Proceeds from the issuance of Common Units under an at-the-market equity program, net of commissions and offering costs	9,748	16,867
Partnership distributions	(64,524)	(62,896)
Other, net	(3,582)	(3,895)
Net cash (used in) financing activities	(49,432)	(37,324)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,525	(7,818)
Cash, cash equivalents and restricted cash at beginning of period	11,771	20,514
Cash, cash equivalents and restricted cash at end of period	$15,296	$12,696

Less: restricted cash	10,262	11,356
Cash and cash equivalents, end of period	$5,034	$1,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Three Months Ended June 27, 2026
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	66,334	$749,604	$(5,702)	$743,902
Net (loss)		(17,527)	—	(17,527)
Other comprehensive (loss)		—	(109)	(109)
Partnership distributions		(21,567)	—	(21,567)
Common Units issued under Restricted Unit Plan	27	(37)	—	(37)
Net proceeds from the issuance of Common Units under an at-the-market equity program	351	6,614	—	6,614
Compensation costs recognized under Restricted Unit Plan		1,746	—	1,746
Balance, end of period	66,712	$718,833	$(5,811)	$713,022

	Three Months Ended June 28, 2025
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	64,939	$678,189	$(6,380)	$671,809
Net (loss)		(14,835)	—	(14,835)
Other comprehensive income		—	333	333
Partnership distributions		(21,112)	—	(21,112)
Common Units issued under Restricted Unit Plan	20	—	—	—
Net proceeds from the issuance of Common Units under an at-the-market equity program	461	8,079	—	8,079
Compensation costs recognized under Restricted Unit Plan		1,836	—	1,836
Balance, end of period	65,420	$652,157	$(6,047)	$646,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Nine Months Ended June 27, 2026
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	65,845	$604,054	$(5,483)	$598,571
Net income		165,795	—	165,795
Other comprehensive (loss)		—	(328)	(328)
Partnership distributions		(64,524)	—	(64,524)
Common Units issued under Restricted Unit Plan	344	(2,120)	—	(2,120)
Net proceeds from the issuance of Common Units under an at-the-market equity program	523	9,748	—	9,748
Compensation costs recognized under Restricted Unit Plan		5,880	—	5,880
Balance, end of period	66,712	$718,833	$(5,811)	$713,022

	Nine Months Ended June 28, 2025
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners' Capital
Balance, beginning of period	64,072	$553,207	$(6,147)	$547,060
Net income		141,706	—	141,706
Other comprehensive income		—	100	100
Partnership distributions		(62,896)	—	(62,896)
Common Units issued under Restricted Unit Plan	445	(2,782)	—	(2,782)
Net proceeds from the issuance of Common Units under an at-the-market equity program	903	16,867	—	16,867
Compensation costs recognized under Restricted Unit Plan		6,055	—	6,055
Balance, end of period	65,420	$652,157	$(6,047)	$646,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.
Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, renewable propane, renewable natural gas (“RNG”), fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets and producer of and investor in low-carbon fuel alternatives. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 66,712,052 Common Units outstanding at June 27, 2026. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership made an accounting policy election to record PTCs as a nonmonetary asset at the estimated fair value to be realized. These non-monetary assets are recognized within “Other current assets” within the condensed consolidated balance sheets, while the corresponding benefit is netted against “Operating” expense in the condensed consolidated statements of operations.

Following the aforementioned release of additional guidance from the Treasury on February 4, 2026, the Partnership recognized $1,100 and $4,600 of PTCs during the three and nine months ended June 27, 2026, respectively. Included in the PTCs recognized is $3,000 related to calendar year 2025 and $1,600 related to calendar year 2026.

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

	Three Months Ended
	June 27,	June 28,
	2026	2025
Retail
Residential	$124,913	$127,911
Commercial	82,309	81,947
Industrial	27,005	26,730
Government	12,011	11,990
Agricultural	5,450	4,969
Wholesale	9,691	6,603
Total revenues	$261,379	$260,150

	Nine Months Ended
	June 27,	June 28,
	2026	2025
Retail
Residential	$657,904	$665,305
Commercial	325,414	335,824
Industrial	95,192	95,340
Government	58,396	59,455
Agricultural	27,564	28,057
Wholesale	18,501	37,161
Total revenues	$1,182,971	$1,221,142

The Partnership recognized $7,786 and $80,840 of revenue during the three and nine months ended June 27, 2026, respectively, and $8,929 and $86,084 of revenue during the three and nine months ended June 28, 2025, respectively, for annually billed tank rent, maintenance service contracts, fixed price contracts and budgetary programs where customer consideration was received at the start of the contract period, and which was included in contract liabilities as of the beginning of each respective period. Contract assets of $12,483 and $5,806 relating to deliveries to customers enrolled in budgetary programs that exceeded billings to those customers were included in accounts receivable as of June 27, 2026 and September 27, 2025, respectively.

4.
Investments in and Acquisitions of Businesses

On December 28, 2022, Suburban Renewable Energy acquired a platform of RNG production assets (the “RNG Acquisition”) from Equilibrium Capital Group (“Equilibrium”), a leading sustainability-driven asset management firm. The purchase price was $190,000 for two operating facilities located in Stanfield, AZ and Columbus, OH, along with potential contingent consideration with an initial fair value of $6,194 that Equilibrium could earn based upon the future economic performance of the acquired RNG assets, and a percentage of the monetization of PTCs earned during calendar years 2025 through 2027 if the acquired RNG assets meet a specified annual EBITDA threshold during the same three-year period. The Partnership determined that the fair value of the contingent consideration to Equilibrium as of September 27, 2025 was $0, resulting in income of $6,194 in fiscal 2025, which was recorded in “Other, net” within the consolidated statement of operations. There was no change in the fair value as of June 27, 2026.

The purchase agreement also included potential contingent consideration payable by Equilibrium to Suburban Renewable Energy based on the costs to construct a gas upgrade system at the Columbus, OH facility. According to the purchase agreement, expenditures for the gas upgrade equipment project that exceeded a certain amount would be funded by Equilibrium, up to a total of $3,000, if the Partnership incurred those costs prior to December 31, 2024. During the first quarter of fiscal 2025, the Partnership recorded a $3,000 increase in the fair value of this contingent consideration, which was recognized as income within “Other, net” on the Partnership’s consolidated statement of operations for fiscal 2025. There was no change in the fair value as of June 27, 2026.

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

Suburban Renewable Energy previously owned a minority equity stake in another privately-held, development-stage entity. Due to this entity’s financial condition, which raised substantial doubts about its ability to continue as a going concern, as well as the uncertainty about potential third-party capital infusion, the Partnership determined that its investment in this entity was fully impaired as of September 27, 2025. During the fourth quarter of fiscal 2025, the Partnership recorded an other-than-temporary impairment charge of $6,095, recognized in “Other, net” on the condensed consolidated statement of operations, to write down the carrying value of its investment to $0.

The investments in IH and Oberon are being accounted for under the equity method of accounting and were included in “Other assets” within the condensed consolidated balance sheets, and the Partnership’s equity in their losses were included in “Other, net” within the condensed consolidated statements of operations. The investment in the other development-stage entity had been accounted for under the cost method of accounting and was included in “Other assets” within the condensed consolidated balance sheets.

On October 14, 2025, the Partnership acquired the propane assets and operations of a propane retailer headquartered in California for $14,000, including $500 for non-compete consideration, plus working capital acquired. As of June 27, 2026, $13,829 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

On October 16, 2025, the Partnership acquired the propane assets and operations of another propane retailer headquartered in California for $10,000, including $1,000 for non-compete consideration, plus working capital acquired. As of June 27, 2026, $9,104 was paid, including working capital, and the remainder of the purchase price will be funded in accordance with the terms of the asset purchase and non-compete agreements.

These acquisitions were consummated pursuant to the Partnership’s strategic growth initiatives for the core propane business. The preliminary purchase price allocations and results of operations of the acquired businesses were not material to the Partnership’s condensed consolidated financial position or results of operations.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”), as adjusted pursuant to the Credit Agreement). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. From time to time, the Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The Partnership did not enter into any interest rate swap agreements during the first nine months of fiscal 2026 or in fiscal 2025.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheets as of June 27, 2026 and September 27, 2025, respectively:

	As of June 27, 2026		As of September 27, 2025
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$675	Other current assets	$1,504
	Other assets	—	Other assets	102
		$675		$1,606

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,260	Other current liabilities	$1,883
	Other liabilities	—	Other liabilities	53
		$1,260		$1,936

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 27, 2026		June 28, 2025
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$572	$250	$1,475	$193
Beginning balance realized during the period	(424)	(250)	(1,475)	(193)
Contracts purchased during the period	—	—	888	409
Change in the fair value of outstanding contracts	(73)	—	—	—
Ending balance of over-the-counter options	$75	$—	$888	$409

As of June 27, 2026 and September 27, 2025, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and seven months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 27, 2026 and June 28, 2025 are as follows:

	Three Months Ended June 27, 2026		Three Months Ended June 28, 2025
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$704	Cost of products sold	$(2,919)

	Nine Months Ended June 27, 2026		Nine Months Ended June 28, 2025
Derivatives Not Designated as Hedging Instruments	Unrealized Gains (Losses) Recognized in Income		Unrealized Gains (Losses) Recognized in Income
	Location	Amount	Location	Amount
Commodity-related derivatives	Cost of products sold	$276	Cost of products sold	$1,459

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 27, 2026			As of September 27, 2025
			Net amounts			Net amounts
			presented in the			presented in the
	Gross amounts	Effects of netting	balance sheet	Gross amounts	Effects of netting	balance sheet
Asset Derivatives
Commodity-related derivatives	$3,341	$(2,666)	$675	$4,213	$(2,607)	$1,606
Liability Derivatives
Commodity-related derivatives	$3,926	$(2,666)	$1,260	$4,543	$(2,607)	$1,936

The Partnership had $1,796 and $2,813 of posted cash collateral as of June 27, 2026 and September 27, 2025, respectively, with its brokers for outstanding commodity-related derivatives.

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

	As of
	June 27,	September 27,
	2026	2025
5.875% Senior Notes due March 1, 2027	$—	$349,125
5.00% Senior Notes due June 1, 2031	612,229	617,500
6.50% Senior Notes due December 15, 2035	337,411	—
5.50% Green Bonds due October 1, 2028 through October 1, 2033	69,675	71,090
	$1,019,315	$1,037,715

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

	As of
	June 27,	September 27,
	2026	2025
Cash and cash equivalents	$5,034	$405
Restricted cash included in other current assets	2,197	3,302
Restricted cash included in other assets (noncurrent)	8,065	8,064
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$15,296	$11,771

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 27,	September 27,
	2026	2025
Propane, fuel oil and refined fuels and natural gas	$62,217	$69,694
Appliances	3,708	4,032
	$65,925	$73,726

Other, net. Other, net consists of the following:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Equity in losses of IH (1)	$541	$547	$1,237	$11,094
Equity in losses of Oberon (2)	—	80	—	12,278
Contingent consideration from Equilibrium	—	—	—	(3,000)
Other (3)	180	676	740	1,127
Other, net	$721	$1,303	$1,977	$21,499

(1)
Nine months ended June 28, 2025 included an other-than-temporary impairment charge of $9,595 (see Note 4 above).
(2)
Nine months ended June 28, 2025 included an other-than-temporary impairment charge of $10,213 (see Note 4 above).

(3)
Both periods included net periodic benefits costs for the Partnership’s pension and other post-retirement benefit plans (see Note 15 below). Nine months ended June 27, 2026 included an other-than-temporary impairment charge of $200 related to a cost-method investee.

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	All other	Total
Balance as of September 27, 2025
Goodwill	$1,114,230	$10,900	$7,900	$31,259	$1,164,289
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,114,230	$4,438	$7,900	$31,259	$1,157,827

Fiscal 2026 Activity
Goodwill acquired (1)	$7,189	$—	$—	$—	$7,189

Balance as of June 27, 2026
Goodwill	$1,121,419	$10,900	$7,900	$31,259	$1,171,478
Accumulated adjustments	—	(6,462)	—	—	(6,462)
	$1,121,419	$4,438	$7,900	$31,259	$1,165,016

Other intangible assets consist of the following:

	As of
	June 27,	September 27,
	2026	2025
Customer relationships (1)	$604,195	$596,429
Non-compete agreements (1)	47,455	45,955
Other	5,100	5,100
	656,750	647,484
Less: accumulated amortization
Customer relationships	(531,759)	(523,636)
Non-compete agreements	(38,723)	(37,430)
Other	(2,088)	(1,641)
	(572,570)	(562,707)
	$84,180	$84,777

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

The Partnership does not have any material lease obligations that were signed, but not yet commenced, as of June 27, 2026.

Quantitative information on the Partnership’s lease population is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Lease expense	$10,325	$11,077	$32,247	$33,455

Other information:
Cash payments for operating leases	10,461	11,156	32,496	33,700
Right-of-use assets obtained in exchange for new operating lease liabilities	7,083	1,940	11,710	9,256
Weighted-average remaining lease term			5.5 years	5.5 years
Weighted-average discount rate			6.4%	6.3%

The following table summarizes future minimum lease payments under noncancelable operating leases as of June 27, 2026:

Fiscal Year	Operating Leases
2026 (remaining)	$10,066
2027	32,793
2028	26,680
2029	19,641
2030	12,550
2031 and thereafter	22,606
Total future minimum lease payments	$124,336
Less: interest	(20,542)
Total lease obligations	$103,794

9.
Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plan, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 349,476 and 393,766 units for the nine months ended June 27, 2026 and June 28, 2025, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 27, 2026 and June 28, 2025 does not include unvested Restricted Units (see Note 12, “Unit-Based Compensation Arrangements”) as their effect would be anti-dilutive.

10.
Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 27,	September 27,
	2026	2025
5.875% senior notes, due March 1, 2027	$—	$350,000
5.00% senior notes, due June 1, 2031	650,000	650,000
6.50% senior notes, due December 15, 2035	350,000	—
5.50% Green Bonds, due October 1, 2028 through October 1, 2033, net of unaccreted fair value adjustment of $9,720 and $10,953	70,925	69,692
Revolving Credit Facility, due March 15, 2029	164,100	149,200
Subtotal	1,235,025	1,218,892

Less: unamortized debt issuance costs	(11,115)	(7,147)
	$1,223,910	$1,211,745

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

Credit Agreement. On March 15, 2024, the Partnership and the Operating Partnership entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $500,000 revolving credit facility (the “Revolving Credit Facility”), of which $164,100 and $149,200 was outstanding as of June 27, 2026 and September 27, 2025, respectively. The Revolving Credit Facility matures on March 15, 2029. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

As of June 27, 2026, borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus the Applicable Rate (as defined in the Credit Agreement), or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1%, the administrative agent bank’s prime rate, or SOFR plus 1%, plus in each case the Applicable Rate. The Applicable Rate is dependent upon the Partnership’s Total Consolidated Leverage Ratio. As of June 27, 2026, the weighted average interest rate for borrowings under the Revolving Credit Facility was approximately 6.10%. The interest rate and the Applicable Rate will be reset following the end of each calendar quarter.

As of June 27, 2026, the Partnership had standby letters of credit issued under the Revolving Credit Facility of $23,886 which expire periodically through April 30, 2027.

The Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership, its subsidiaries and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s Consolidated Fixed Charge Coverage Ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Credit Agreement as of June 27, 2026.

The aggregate amounts of long-term debt maturities subsequent to June 27, 2026 are as follows: fiscal 2026: $-0-; fiscal 2027: $-0-; fiscal 2028: $-0-; fiscal 2029: $175,807; fiscal 2030: $12,352; and thereafter: $1,056,586.

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

On July 23, 2026, the Partnership announced a quarterly distribution of $0.325 per Common Unit, or $1.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2026, payable on August 11, 2026 to holders of record on August 4, 2026.

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

During the nine months ended June 27, 2026, the Partnership awarded 404,185 restricted units under the Restricted Unit Plan at an aggregate grant date fair value of $6,754. The following is a summary of activity for the Restricted Unit Plan for the nine months ended June 27, 2026:

		Weighted Average
	Restricted	Grant Date Fair
	Units	Value Per Unit
Outstanding September 27, 2025	927,421	$14.35
Awarded	404,185	16.71
Forfeited	—	—
Vested (1)	(456,458)	(14.47)
Outstanding June 27, 2026	875,148	$15.38

(1)
During fiscal 2026, the Partnership withheld 112,454 Common Units from participants for income tax withholding purposes for those executive officers of the Partnership whose restricted units vested during the period.

As of June 27, 2026, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plan amounted to $3,915. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of less than one year. Compensation expense for the Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 27, 2026 was $1,746 and $5,880, respectively, and $1,836 and $6,055 for the three and nine months ended June 28, 2025, respectively.

Phantom Equity Plan. At its November 8, 2022 meeting, the Compensation Committee adopted the Phantom Equity Plan (the “PEP”) to incentivize behaviors that will lead to the creation of long-term value for the Partnership’s Unitholders by functioning as a cash-settled corollary plan to the Partnership’s Restricted Unit Plan. The executive officers of the Partnership, the members of the Board of Supervisors, and other employees of the Partnership are eligible for awards of phantom units under the PEP. Unless otherwise stipulated by the Compensation Committee, the standard vesting schedule for awards under the PEP will be one-third of each award on each of the first three anniversaries of the award grant date, subject to continuous employment or service from the grant date through the applicable payment date. Unvested awards are subject to forfeiture in certain circumstances, as defined in the PEP document and the applicable award agreements. Upon vesting, phantom units are automatically converted into cash equal to the average of the highest and lowest trading prices of the Partnership’s Common Units on the vesting date.

Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three and nine months ended June 27, 2026 was $311 and $4,963, respectively, and for the three and nine months ended June 28, 2025 was $654 and $5,848, respectively. As of June 27, 2026 and September 27, 2025, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $10,164 and $11,561, respectively, related to the estimated future payments under the PEP.

Distribution Equivalent Rights Plan. On January 17, 2017, the Partnership adopted the Distribution Equivalent Rights Plan (the “DER Plan”), as amended on November 8, 2022, which gives the Compensation Committee discretion to award distribution equivalent rights (“DERs”) to executive officers of the Partnership. Once awarded, DERs entitle the grantee to a cash payment each time the Board of Supervisors declares a cash distribution on the Partnership’s Common Units, which cash payment will be equal to an amount calculated by multiplying the number of unvested restricted units and unvested phantom units which are held by the grantee on the record date of the distribution, by the amount of the declared distribution per Common Unit. Compensation expense recognized under the DER Plan for the three and nine months ended June 27, 2026 was $341 and $1,023, respectively, and $333 and $1,049 for the three and nine months ended June 28, 2025, respectively.

Long-Term Incentive Plan. On November 10, 2020, the Partnership adopted the 2021 Long-Term Incentive Plan (“LTIP”). The LTIP is a non-qualified, unfunded, long-term incentive plan for executive officers and key employees that provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The LTIP document governs the terms and conditions of the outstanding awards with the level of compensation earned being based on the Partnership’s average distributable cash flow over the three-year measurement period. The level of compensation earned under the fiscal 2022 and 2023 awards and the still unvested fiscal 2024 and 2025 awards is evaluated using two separate measurement components: (i) 50% weight based on the level of average distributable cash flow of the Partnership over the three-year measurement period; and (ii) 50% weight based on the achievement of certain operating and strategic objectives, set by the Compensation Committee for that award’s three-year measurement period.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense (benefit) recognized for the three and nine months ended June 27, 2026 was $(2,472) and $3,261, respectively, and $(553) and $4,035 for the three and nine months ended June 28, 2025, respectively. As of June 27, 2026 and September 27, 2025, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $11,529 and $11,521, respectively, related to estimated future payments under the LTIP. In the first quarter of fiscal 2026 and 2025, cash payouts totaling $3,253 and $4,038 were made relating to the fiscal 2023 and 2022 awards, respectively.

13.
Commitments and Contingencies

Accrued Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. As of June 27, 2026 and September 27, 2025, the Partnership had accrued liabilities of $59,032 and $56,685, respectively, representing the total estimated losses for known and anticipated or unasserted general and product, workers’ compensation and automobile claims. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $15,755 and $15,654 as of June 27, 2026 and September 27, 2025, respectively.

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

14.
Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2033. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $42,813 as of June 27, 2026. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 27, 2026 and September 27, 2025.

15.
Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Interest cost	$619	$646	$1,857	$1,939
Expected return on plan assets	(351)	(329)	(1,055)	(988)
Amortization of net loss	58	61	172	184
Pension settlement charge	—	450	—	450
Net periodic benefit cost	$326	$828	$974	$1,585

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Interest cost	$20	$25	$65	$75
Amortization of prior service credits	(6)	(6)	(17)	(19)
Amortization of net (gain)	(161)	(172)	(483)	(515)
Net periodic benefit cost	$(147)	$(153)	$(435)	$(459)

The Partnership expects to contribute approximately $4,000 to the defined benefit pension plan during fiscal 2026, of which $3,000 was contributed during the nine months ended June 27, 2026. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2026 is $289, of which $179 was contributed during the nine months ended June 27, 2026. During the third quarter of fiscal 2025, lump sum pension settlement payments exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $2,586, which required the Partnership to recognize a non-cash settlement charge of $450. This non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plans. The components of net periodic benefit cost are included in the line item “Other, net” in the condensed consolidated statements of operations.

The Partnership contributes to multi-employer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of June 27, 2026 and September 27, 2025, the Partnership’s estimated obligation to these MEPPs was $17,440 and $18,559, respectively, as a result of its voluntary full withdrawal from certain MEPPs.

16.
Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Pension Benefits
Balance, beginning of period	$(8,583)	$(9,686)	$(8,697)	$(9,809)
Reclassifications to earnings:
Amortization of net loss (1)	58	61	172	184
Recognition of net actuarial loss for pension settlement (1)	—	450	—	450
Other comprehensive income	58	511	172	634
Balance, end of period	$(8,525)	$(9,175)	$(8,525)	$(9,175)

Postretirement Benefits
Balance, beginning of period	$2,881	$3,306	$3,214	$3,662
Reclassifications to earnings:
Amortization of net gain and prior service credits (1)	(167)	(178)	(500)	(534)
Other comprehensive loss	(167)	(178)	(500)	(534)
Balance, end of period	$2,714	$3,128	$2,714	$3,128

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(5,702)	$(6,380)	$(5,483)	$(6,147)
Reclassifications to earnings	(109)	(117)	(328)	(350)
Recognition of net actuarial loss for pension settlement	—	450	—	450
Other comprehensive (loss) income	(109)	333	(328)	100
Balance, end of period	$(5,811)	$(6,047)	$(5,811)	$(6,047)

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

The Partnership issued 351,659 and 523,404 Common Units under the Equity Distribution Agreement during the three and nine months ended June 27, 2026, respectively. Net proceeds received under the Equity Distribution Agreement during the three and nine months ended June 27, 2026 were $6,614 and $9,748, respectively, after $188 and $346 of agent commissions and offering costs, for those respective periods. The Partnership issued 460,687 and 903,112 Common Units under the Equity Distribution Agreement during the three and nine months ended June 28, 2025, respectively. Net proceeds received under the Equity Distribution Agreement during the three and nine months ended June 28, 2025 were $8,079 and $16,867, respectively, after $589 and $884 of agent commissions and offering costs, for those respective periods. The net proceeds from the sales of Common Units were used for general limited partnership purposes, including debt reduction and funding strategic growth initiatives.

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

19.
Segment Information

The Partnership manages and evaluates its operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker (“CODM”) is the Partnership’s President and Chief Executive Officer, who evaluates performance of the operating segments using segment operating income (loss) to evaluate performance and to assist in making capital resource allocation decisions.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding condensed consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Revenues:
Propane	$226,960	$226,890	$1,044,492	$1,082,429
Fuel oil and refined fuels	11,723	9,721	62,244	60,746
Natural gas and electricity	4,522	4,838	19,199	19,916
Subtotal	243,205	241,449	1,125,935	1,163,091
All other	18,174	18,701	57,036	58,051
Total revenues	$261,379	$260,150	$1,182,971	$1,221,142

Cost of Products Sold: (1)
Propane	$86,569	$87,044	$374,946	$429,795
Fuel oil and refined fuels	8,544	5,943	40,099	36,628
Natural gas and electricity	2,773	2,950	13,433	11,346
Subtotal	97,886	95,937	428,478	477,769
All other	3,165	3,622	10,912	11,314
Total cost of products sold	$101,051	$99,559	$439,390	$489,083

Payroll & Payroll Benefit Expenses: (2)
Propane	$40,048	$38,610	$136,224	$131,364
Fuel oil and refined fuels	3,555	3,157	13,096	11,814
Natural gas and electricity	266	287	843	894
Subtotal	43,869	42,054	150,163	144,072
All other	15,544	14,621	48,762	46,897
Corporate	14,716	16,620	66,407	65,012
Total payroll & payroll benefit expenses	$74,129	$73,295	$265,332	$255,981

Vehicle: (3)
Propane	$22,410	$18,849	$63,223	$55,699
Fuel oil and refined fuels	812	805	2,495	2,564
Natural gas and electricity	—	—	—	—
Subtotal	23,222	19,654	65,718	58,263
All other	839	860	2,540	2,491
Corporate	2,591	3,310	8,331	11,393
Total vehicle expenses	$26,652	$23,824	$76,589	$72,147

Other Expenses: (4)
Propane	$27,996	$23,498	$87,642	$83,553
Fuel oil and refined fuels	980	799	3,427	2,912
Natural gas and electricity	948	843	2,946	2,994
Subtotal	29,924	25,140	94,015	89,459
All other	4,350	7,542	13,165	17,574
Corporate	6,376	6,464	16,906	20,398
Total other controllable expenses	$40,650	$39,146	$124,086	$127,431

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Depreciation and amortization:
Propane	$12,995	$14,055	$38,261	$38,646
Fuel oil and refined fuels	254	269	782	807
Natural gas and electricity	—	—	—	—
Subtotal	13,249	14,324	39,043	39,453
All other	2,801	2,769	8,813	8,297
Corporate	623	1,642	1,932	5,684
Total depreciation and amortization	$16,673	$18,735	$49,788	$53,434

Operating income (loss):
Propane	$36,942	$44,834	$344,196	$343,372
Fuel oil and refined fuels	(2,422)	(1,252)	2,345	6,021
Natural gas and electricity	535	758	1,977	4,682
Reportable segment operating income	35,055	44,340	348,518	354,075

Reconciliation to net (loss) income:
Corporate and all other operating (loss)	(32,831)	(38,749)	(120,732)	(131,009)
Loss on debt extinguishment	—	—	(1,183)	—
Interest expense, net	(18,848)	(18,881)	(58,298)	(59,060)
Other, net	(721)	(1,303)	(1,977)	(21,499)
(Provision for) income taxes	(182)	(242)	(533)	(801)
Net (loss) income	$(17,527)	$(14,835)	$165,795	$141,706

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

	As of
	June 27,	September 27,
	2026	2025
Assets:
Propane	$1,947,530	$1,933,532
Fuel oil and refined fuels	41,657	41,078
Natural gas and electricity	11,196	9,973
Reportable segment assets	2,000,383	1,984,583
All other	282,096	260,393
Corporate	73,609	51,298
Total assets	$2,356,088	$2,296,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 27, 2026, seen from our perspective. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

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

According to the Energy Information Administration, U.S. propane inventory levels at the end of June 2026 were 91.3 million barrels, which was 20.7% higher than June 2025 levels and 20.9% higher than the five-year average for June. Despite these increased inventory levels, average posted propane prices for the third quarter of fiscal 2026 increased 3.6% (basis Mont Belvieu, Texas) compared to the prior year third quarter due to geopolitical tensions in the Middle East and strong export demand.

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

The Agents use their commercially reasonable efforts, as the sales agents and subject to the terms of the Equity Distribution Agreement, to sell the Common Units offered. Sales of the Common Units are deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through the New York Stock Exchange. We may also agree to sell Common Units to the Agents as principal for their own account on terms agreed to by us and the Agents. Each Agent will be entitled to a commission from us on the gross sales price per Common Unit sold under the Equity Distribution Agreement by such Agent acting as our sales agent. During the nine months ended June 27, 2026, we issued and sold 523,404 Common Units under the Equity Distribution Agreement for net proceeds of $9.7 million, after agent commissions and offering costs of $0.3 million.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of our business, we typically experience a net loss in the third quarter of our fiscal year. Net loss for the third quarter of fiscal 2026 was $17.5 million, or $0.26 per Common Unit, compared to net loss of $14.8 million, or $0.23 per Common Unit, for the third quarter of fiscal 2025. Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”, as defined and reconciled below) for the third quarter of fiscal 2026 was $18.0 million, compared to $27.0 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2026 of 70.6 million gallons decreased 1.8% compared to the prior year third quarter, primarily due to warmer spring temperatures that adversely impacted heat-related demand. Average temperatures (as measured by heating degree days) across all of our service territories during the third quarter of fiscal 2026 were 17% warmer than normal and 3% warmer than the prior year third quarter. Average temperatures for the month of April 2026 were 24% warmer than normal and 11% warmer than the prior year, ranking as the second warmest April on record.

Average propane prices (basis Mont Belvieu, Texas) for the third quarter of fiscal 2026 increased 3.6% compared to the prior year third quarter. Total gross margin for the third quarter of fiscal 2026 of $160.3 million was unchanged from the prior year third quarter. Gross margin for the third quarter of fiscal 2026 included a $0.7 million unrealized gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $2.9 million unrealized loss in the prior year third quarter. These non-cash adjustments, which were reported in cost of products sold, were excluded from Adjusted EBITDA for both periods. Excluding the impact of the mark-to-market adjustments, total gross margin decreased $3.9 million, or 2.4%, compared to the prior year third quarter, primarily due to lower propane volumes sold, as propane unit margins remained steady.

Combined operating and general and administrative expenses were $141.4 million for the third quarter of fiscal 2026, an increase of $5.2 million, or 3.8%, compared to the prior year third quarter. The increase was primarily attributable to higher payroll and benefit-related expenses and increased fuel and vehicle maintenance costs, partially offset by lower variable compensation costs and a benefit from production tax credits earned during the current-year quarter from RNG production. In addition, the prior year third quarter included a gain from an insurance recovery and a pension settlement charge of $0.5 million (which was excluded from Adjusted EBITDA).

In December 2025, we strategically refinanced our previously outstanding $350.0 million of 5.875% senior notes due 2027 (“2027 Senior Notes”) with net proceeds from the issuance of new 6.50% senior notes due 2035 (“2035 Senior Notes”) totaling $350.0 million and borrowings under our $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) provided by our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The refinancing extends weighted average debt maturities by nearly three years and provides additional financial flexibility.

During the first quarter of fiscal 2026, we acquired two well-run propane businesses in strategic markets in California for total consideration of $24.0 million, inclusive of non-compete payments. During the third quarter of fiscal 2026, we utilized cash flows from operating activities to repay $36.2 million in borrowings under our Revolving Credit Facility. The Total Consolidated Leverage Ratio, as defined in our Credit Agreement, for the twelve-month period ended June 27, 2026 was 4.35x, compared to 4.33x for the twelve-month period ended June 28, 2025.

As previously announced on July 23, 2026, our Board of Supervisors declared a quarterly distribution of $0.325 per Common Unit for the three months ended June 27, 2026. On an annualized basis, this distribution rate equates to $1.30 per Common Unit. The distribution is payable on August 11, 2026 to Common Unitholders of record as of August 4, 2026.

Our anticipated cash requirements for the remainder of fiscal 2026 include: (i) maintenance and growth capital expenditures of approximately $8.7 million for the propane segment; (ii) capital expenditures of approximately $7.2 million to support the construction and development efforts for our renewable energy platform; (iii) interest and income tax payments of approximately $3.6 million; and (iv) distributions of approximately $21.7 million to our Common Unitholders, based on the quarterly distribution rate of $0.325 per Common Unit. Based on our liquidity position, which includes availability of funds under the Revolving Credit Facility and expected cash flow from operating activities and our ATM equity program, we expect to have sufficient funds to meet our current and future obligations.

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

Three Months Ended June 27, 2026 Compared to Three Months Ended June 28, 2025

Revenues

(Dollars and gallons in thousands)	Three Months Ended			Percent
	June 27,	June 28,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenues
Propane	$226,960	$226,890	$70	0.0%
Fuel oil and refined fuels	11,723	9,721	2,002	20.6%
Natural gas and electricity	4,522	4,838	(316)	(6.5)%
All other	18,174	18,701	(527)	(2.8)%
Total revenues	$261,379	$260,150	$1,229	0.5%
Retail gallons sold
Propane	70,622	71,913	(1,291)	(1.8)%
Fuel oil and refined fuels	2,312	2,522	(210)	(8.3)%

As discussed above, average temperatures (as measured in heating degree days) across all of our service territories during the third quarter of fiscal 2026 were 17% warmer than normal and 3% warmer than the prior year third quarter. Average temperatures for the month of April 2026 were 24% warmer than normal and 11% warmer than the prior year, ranking as the second warmest April on record.

Revenues from the distribution of propane and related activities were $227.0 million, essentially flat compared to the prior year. Propane volumes sold decreased 1.8%, reflecting reduced heat-related demand due to warmer spring temperatures, resulting in a $4.0 million decrease in revenues. This decrease was partially offset by a 0.7% increase in average propane selling prices, which increased revenues by $1.5 million. Included within the propane segment are revenues from risk management activities, which increased $2.6 million, primarily due to a higher notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $11.7 million were $2.0 million, or 20.6%, higher than the prior year third quarter, primarily due to higher average retail selling prices, offset to an extent by a decrease in volumes sold. Average fuel oil and refined fuels selling prices increased 31.9%, reflecting higher average wholesale costs, resulting in a $2.8 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.2 million gallons, or 8.3%, resulting in a decrease in revenues of $0.8 million.

Revenues in our natural gas and electricity segment of $4.5 million were $0.3 million, or 6.5%, lower than the prior year, resulting from less natural gas and electricity usage, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $18.2 million were $0.5 million, or 2.8%, lower than the prior year, primarily due to lower services revenues.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	June 27,	June 28,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of products sold
Propane	$86,569	$87,044	$(475)	(0.5)%
Fuel oil and refined fuels	8,544	5,943	2,601	43.8%
Natural gas and electricity	2,773	2,950	(177)	(6.0)%
All other	3,165	3,622	(457)	(12.6)%
Total cost of products sold	$101,051	$99,559	$1,492	1.5%
As a percent of total revenues	38.7%	38.3%

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

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 3.6% higher than the prior year third quarter, while average fuel oil prices increased 73.3%. The increase in wholesale prices reflected global supply concerns stemming from geopolitical tensions in the Middle East. The net change in the fair value of derivative instruments resulted in a $0.7 million unrealized non-cash gain in the third quarter of fiscal 2026, compared to a $2.9 million unrealized non-cash loss in the prior year third quarter. As a result, cost of products sold decreased $3.6 million year-over-year, of which $3.4 million and $0.2 million were reported within the propane segment and the natural gas and electricity segment, respectively. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $86.6 million decreased $0.5 million, or 0.5%, compared to the prior year third quarter. Lower volumes sold contributed to a $1.5 million decrease in cost of products sold while higher average wholesale costs contributed to a $2.1 million increase. Included within the propane segment are costs from risk management activities, which increased $2.3 million compared to the prior year primarily due to a higher notional amount of hedging contracts that were settled physically. This was offset to an extent by the net decrease in costs of products sold of $3.4 million resulting from the mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $8.5 million increased $2.6 million, or 43.8%, compared to the prior year third quarter. Higher average wholesale costs led to an increase of $3.1 million, which was partially offset by a decrease of $0.5 million from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $2.8 million decreased $0.2 million, or 6.0%, compared to the prior year, primarily due to lower customer usage and the impact from mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2026	2025	Increase	Increase
Operating expenses	$124,980	$117,528	$7,452	6.3%
As a percent of total revenues	47.8%	45.2%

All costs of operating our retail distribution and appliance sales and service operations, as well as the RNG production facilities, are reported within operating expenses in the condensed consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of operating our customer service centers and RNG production facilities. In addition, the benefit from PTCs earned from RNG injections is reported within operating expenses.

Operating expenses of $125.0 million for the third quarter of fiscal 2026 increased $7.5 million, or 6.3%, compared to the prior year third quarter, primarily due to higher payroll and benefit-related costs, higher fuel and vehicle maintenance costs, partially offset by a benefit of $1.1 million from PTCs earned on RNG injections. The prior year third quarter also included a gain from an insurance recovery which reduced operating expenses.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses	$16,451	$18,737	$(2,286)	(12.2)%
As a percent of total revenues	6.3%	7.2%

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

General and administrative expenses of $16.5 million for the third quarter of fiscal 2026 decreased $2.3 million, or 12.2%, compared to the prior year third quarter, primarily due to lower variable compensation costs.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
Depreciation and amortization	$16,673	$18,735	$(2,062)	(11.0)%
As a percent of total revenues	6.4%	7.2%

Depreciation and amortization expense of $16.7 million for the third quarter of fiscal 2026 decreased $2.1 million, or 11.0%, compared to the prior year third quarter, primarily as a result of accelerated depreciation in the prior year for assets taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
Interest expense, net	$18,848	$18,881	$(33)	(0.2)%
As a percent of total revenues	7.2%	7.3%

Net interest expense of $18.8 million was essentially flat compared to the prior year third quarter, as lower benchmark interest rates on borrowings under our Revolving Credit Facility were substantially offset by a higher interest rate for a tranche of senior notes that were refinanced in the first quarter of fiscal 2026. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
Equity in losses of IH	$541	$547	$(6)	(1.1)%
Equity in losses of Oberon	—	80	(80)	—
Other (1)	180	676	(496)	(73.4)%
Other, net	$721	$1,303	$(582)	(44.7)%
As a percent of total revenues	0.3%	0.5%

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

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	June 27,	June 28,
	2026	2025
Net (loss)	$(17,527)	$(14,835)
Add:
Provision for income taxes	182	242
Interest expense, net	18,848	18,881
Depreciation and amortization	16,673	18,735
EBITDA	18,176	23,023
Unrealized non-cash (gains) losses on changes in fair value of derivatives	(704)	2,919
Equity in losses and impairment charges for investments in unconsolidated affiliates	541	627
Pension settlement charge	—	450
Adjusted EBITDA	$18,013	$27,019

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

Nine Months Ended June 27, 2026 Compared to Nine Months Ended June 28, 2025

Revenues

(Dollars and gallons in thousands)	Nine Months Ended			Percent
	June 27,	June 28,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Revenues
Propane	$1,044,492	$1,082,429	$(37,937)	(3.5)%
Fuel oil and refined fuels	62,244	60,746	1,498	2.5%
Natural gas and electricity	19,199	19,916	(717)	(3.6)%
All other	57,036	58,051	(1,015)	(1.7)%
Total revenues	$1,182,971	$1,221,142	$(38,171)	(3.1)%
Retail gallons sold
Propane	342,380	339,679	2,701	0.8%
Fuel oil and refined fuels	14,318	14,649	(331)	(2.3)%

Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2026 were 8% warmer than normal and 1% cooler than the prior year. The fiscal 2026 heating season was characterized by periods of extremely cold weather in the eastern half of the U.S., principally in the Northeast, Mid-Atlantic and Midwest regions of our operating footprint, and sustained unseasonably warm conditions in the western half. For the first nine months of fiscal 2026, average temperatures in the East were approximately 3% warmer than normal and 6% colder than the prior year, while average temperatures in the West were approximately 23% and 14% warmer than normal and the prior year, respectively.

Revenues from the distribution of propane and related activities of $1,044.5 million decreased $37.9 million, or 3.5%, compared to the prior year, due to lower average retail selling prices, partially offset by higher volumes sold. Average propane selling prices decreased 2.5%, reflecting lower average wholesale costs, resulting in a $26.3 million decrease in revenues. Retail propane gallons sold increased 2.7 million gallons, or 0.8%, resulting in an $8.4 million increase in revenues. The increase in propane volumes sold was primarily due to the impact of colder temperatures during the heating season across much of the eastern half of the United States on heat-related demand and contributions from our recent acquisitions, which more than offset considerably warmer temperatures in the West and incremental volumes in the prior year comparable period in the aftermath of Hurricanes Helene and Milton in the Southeast. Included within the propane segment are revenues from risk management activities, which decreased $20.0 million, primarily due to a lower notional amount of hedging contracts that were settled physically.

Revenues from the distribution of fuel oil and refined fuels of $62.2 million were $1.5 million, or 2.5%, higher than the prior year, primarily due to an increase in average selling prices, offset to an extent by a decrease in volumes sold. Average fuel oil and refined fuels selling prices increased 4.9% compared to the prior year, reflecting the increase in average wholesale costs, resulting in a $2.9 million increase in revenues. Fuel oil and refined fuels gallons sold decreased 0.3 million gallons, or 2.3%, resulting in a $1.4 million decrease in revenues.

Revenues in our natural gas and electricity segment of $19.2 million were $0.7 million, or 3.6%, lower than the prior year, resulting from lower electricity usage, primarily due to the impact of a lower customer base.

Revenues in our all other segment of $57.0 million were $1.0 million, or 1.7%, lower than the prior year, primarily due to lower tipping fees at our RNG facilities, partially offset by higher revenues from sales of RNG.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 27,	June 28,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of products sold
Propane	$374,946	$429,795	$(54,849)	(12.8)%
Fuel oil and refined fuels	40,099	36,628	3,471	9.5%
Natural gas and electricity	13,433	11,346	2,087	18.4%
All other	10,912	11,314	(402)	(3.6)%
Total cost of products sold	$439,390	$489,083	$(49,693)	(10.2)%
As a percent of total revenues	37.1%	40.1%

In the commodities markets, average posted propane prices (basis Mont Belvieu, Texas) were 11.7% lower than the prior year period, while average fuel oil prices were 32.7% higher. The net change in the fair value of derivative instruments resulted in a $0.3 million unrealized non-cash gain in the first nine months of fiscal 2026, compared to a $1.5 million unrealized non-cash gain in the prior year. This led to a year-over-year net increase of $1.2 million in cost of products sold, with an increase of $1.3 million reported within the propane segment, and a decrease of $0.1 million reported in the natural gas and electricity segment. These unrealized mark-to-market adjustments were excluded from Adjusted EBITDA for both periods.

Cost of products sold associated with the distribution of propane and related activities of $374.9 million decreased $54.8 million, or 12.8%, compared to the prior year. Lower average wholesale costs contributed to a $38.4 million decrease in cost of products sold, while higher volumes sold contributed to a $3.2 million increase. Included within the propane segment are costs from other propane activities, which decreased $20.9 million compared to the corresponding prior year period primarily due to a lower notional amount of hedging contracts used in risk management that were settled physically. This was offset to an extent by the net increase in costs of products sold of $1.3 million resulting from the change in mark-to-market adjustments on derivative instruments in both periods discussed above.

Cost of products sold associated with our fuel oil and refined fuels segment of $40.1 million increased $3.5 million, or 9.5%, compared to the prior year. Higher average wholesale costs led to an increase of $4.3 million, which was partially offset by the impact of $0.8 million from lower volumes sold.

Cost of products sold in our natural gas and electricity segment of $13.4 million increased $2.1 million, or 18.4%, compared to the prior year primarily due to higher natural gas and electricity wholesale costs, offset to an extent by the net decrease of $0.1 million resulting from the change in mark-to-market adjustments on derivative instruments used in both periods discussed above.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2026	2025	Increase	Increase
Operating expenses	$391,639	$380,058	$11,581	3.0%
As a percent of total revenues	33.1%	31.1%

Operating expenses of $391.6 million for the first nine months of fiscal 2026 increased $11.6 million, or 3.0%, compared to the corresponding prior year period, primarily due to higher payroll and benefit-related costs, higher volume-related variable operating costs to support the increase in customer demand and an increase in accruals for self-insurance matters, offset to an extent by a benefit of $4.6 million from the recognition of PTCs and an insurance recovery for the partial settlement of certain claims associated with the RNG Acquisition.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses	$74,368	$75,501	$(1,133)	(1.5)%
As a percent of total revenues	6.3%	6.2%

General and administrative expenses of $74.4 million for the first nine months of fiscal 2026 decreased $1.1 million, or 1.5%, compared to the prior year period, primarily due to lower variable compensation costs coupled with the capitalization of payroll and benefit-related costs associated with software implementation related to our multi-year initiative to modernize our information technology platform.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
Depreciation and amortization	$49,788	$53,434	$(3,646)	(6.8)%
As a percent of total revenues	4.2%	4.4%

Depreciation and amortization expense of $49.8 million for the first nine months of fiscal 2026 decreased $3.6 million, or 6.8%, primarily as a result of accelerated depreciation in the prior year for assets taken out of service.

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

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,		Percent
	2026	2025	(Decrease)	(Decrease)
Interest expense, net	$58,298	$59,060	$(762)	(1.3)%
As a percent of total revenues	4.9%	4.8%

Net interest expense of $58.3 million decreased $0.8 million, or 1.3%, compared to the prior year period, primarily due to lower benchmark interest rates on borrowings under the Revolving Credit Facility, offset to an extent by a higher interest rate for a tranche of senior notes that were refinanced in the first quarter of fiscal 2026. See Liquidity and Capital Resources below for additional discussion.

Other, net

(Dollars in thousands)	Nine Months Ended			Percent
	June 27,	June 28,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Equity in losses of IH (1)	$1,237	$11,094	$(9,857)	(88.8)%
Equity in losses of Oberon (2)	—	12,278	(12,278)	—
Contingent consideration from Equilibrium	—	(3,000)	3,000	—
Other (3)	740	1,127	(387)	(34.3)%
Other, net	$1,977	$21,499	$(19,522)	(90.8)%
As a percent of total revenues	0.2%	1.8%

(1)
Nine months ended June 28, 2025 included an other-than-temporary impairment charge of $9.6 million recorded during the first quarter of fiscal 2025 (see Item 1, Note 4 of this Quarterly Report).
(2)
Nine months ended June 28, 2025 included an other-than-temporary impairment charge of $10.2 million recorded during the first quarter of fiscal 2025 (see Item 1, Note 4 of this Quarterly Report).
(3)
Both periods included net periodic benefits costs for our pension and other postretirement benefit plans (see Item 1, Note 15 of this Quarterly Report). Nine months ended June 27, 2026 included an other-than-temporary impairment charge of $0.2 million related to a cost-method investee recorded during the first quarter of fiscal 2026.

EBITDA and Adjusted EBITDA

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Nine Months Ended
	June 27,	June 28,
	2026	2025
Net income	$165,795	$141,706
Add:
Provision for income taxes	533	801
Interest expense, net	58,298	59,060
Depreciation and amortization	49,788	53,434
EBITDA	274,414	255,001
Unrealized non-cash (gains) on changes in fair value of derivatives	(276)	(1,459)
Equity in losses and impairment charges for investments in unconsolidated affiliates	1,437	23,372
Pension settlement charge	—	450
Loss on debt extinguishment	1,183	—
Adjusted EBITDA	$276,758	$277,364

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2026 was $139.6 million, compared to $144.4 million in the corresponding prior year period. The change was primarily due to a larger increase in working capital compared to the prior year period, driven by higher accounts receivable resulting from year-over-year increases in propane volumes sold, as well as higher inventory levels on hand.

Investing Activities. Net cash used in investing activities of $86.6 million for the first nine months of fiscal 2026 consisted of capital expenditures of $66.0 million (including approximately $46.3 million to support the growth of operations and $19.7 million for maintenance expenditures), $22.9 million used to fund the acquisitions of two propane businesses, and $0.2 million used to fund additional investments in an unconsolidated affiliate. This was partially offset by $2.5 million in proceeds from the sale of property, plant and equipment. See Item 1, Note 4 of this Quarterly Report.

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

Financing Activities. Net cash used in financing activities of $49.4 million for the first nine months of fiscal 2026 reflected $64.5 million paid for the quarterly distributions to Common Unitholders at a rate of $0.325 per Common Unit paid in respect of the fourth quarter of fiscal 2025 and the first and second quarters of fiscal 2026, $6.0 million of issuance costs related to the issuance of our 2035 Senior Notes, as well as other financing activities of $3.5 million. Financing activities also reflected $14.9 million in net borrowings under our Revolving Credit Facility to support seasonal working capital needs and $9.7 million in net proceeds raised from the sale of Common Units under our ATM equity program (see Item 1, Note 17, “At-the-Market Equity Program,” of this Quarterly Report). As described in Item 1, Note 10 of this Quarterly Report, during the first quarter of fiscal 2026, we completed the private offering of $350.0 million in aggregate principal amount of our 2035 Senior Notes. The net proceeds from the offering of the 2035 Senior Notes, along with borrowings under the Revolving Credit Facility, were used to redeem, satisfy and discharge all of the then outstanding 2027 Senior Notes.

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

Summary of Long-Term Debt Obligations and Revolving Credit Facility

As of June 27, 2026, our long-term debt consisted of $650.0 million in aggregate principal amount of 5.0% Senior Notes due June 1, 2031, $350.0 million in aggregate principal amount of 6.5% Senior Notes due December 15, 2035, $80.6 million in aggregate principal amount of 5.5% Green Bonds due October 1, 2028 through October 1, 2033 (“Green Bonds”) and $164.1 million outstanding under our Revolving Credit Facility. Total long-term borrowings as of June 27, 2026 and June 28, 2025 were $1,244.7 million and $1,244.2 million, respectively. See Item 1, Note 10 of this Quarterly Report.

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

The aggregate amounts of long-term debt maturities subsequent to June 27, 2026 are as follows: fiscal 2026: $-0-; fiscal 2027: $-0-; fiscal 2028: $-0-; fiscal 2029: $175.8 million; fiscal 2030: $12.3 million; and thereafter: $1,056.6 million.

Total Consolidated Leverage Ratio. Total Consolidated Leverage Ratio, as defined by our Credit Agreement, represents total indebtedness as of the balance sheet date minus unrestricted cash and cash equivalents in an amount not to exceed $25.0 million, divided by Adjusted EBITDA calculated on a trailing twelve-month basis plus non-cash compensation costs recognized under our Restricted Unit Plan for the same period, and other items. The measurement of the Total Consolidated Leverage Ratio for the trailing twelve-month periods ended June 27, 2026 and September 27, 2025 was as follows:

(Dollars in thousands)	As of and for the Twelve Months Ended
	June 27,	September 27,
	2026	2025
Total debt	$1,244,745	$1,229,845
Less: cash and cash equivalents (1)	(5,034)	(405)
Total debt, less cash and cash equivalents	$1,239,711	$1,229,440

Adjusted EBITDA	$277,421	$278,028
Compensation costs recognized under Restricted Unit Plan	7,600	7,775
Other (2)	—	542
Adjusted EBITDA for use in calculation	$285,021	$286,345

Total Consolidated Leverage Ratio (3)	4.35 x	4.29 x

(1)
Effective with the execution of the Credit Agreement on March 15, 2024, total debt for the Total Consolidated Leverage Ratio covenant is net of unrestricted cash and cash equivalents in an amount not to exceed $25.0 million.
(2)
Represents pro forma adjustments for acquisitions completed during the reporting period, as provided for under the Credit Agreement.
(3)
The Total Consolidated Leverage Ratio for the twelve months ended June 28, 2025 was 4.33x.

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

On July 23, 2026, we announced a quarterly distribution of $0.325 per Common Unit, or $1.30 on an annualized basis, in respect of the third quarter of fiscal 2026, payable on August 11, 2026 to holders of record on August 4, 2026.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was frozen to new participants effective March 31, 1998. At June 27, 2026, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $7.4 million and $3.7 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 27, 2026, we had accrued insurance liabilities of $59.0 million, and a receivable of $15.8 million related to the amount of the liability expected to be covered by insurance.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, SOFR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus ½ of 1% or the agent bank’s prime rate, or SOFR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of our total consolidated leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. From time to time, we enter into interest rate swap agreements to manage a part of our variable interest rate risk. The interest rate swaps are designated as cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. As of June 27, 2026, we were not party to an interest rate swap agreement.

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

A.
The fair value of open positions as of June 27, 2026.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of June 27, 2026 indicates an increase in potential future net losses of $1.1 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. The above hypothetical change does not reflect the worst-case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 27, 2026. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of June 27, 2026, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 27, 2026 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about deemed purchases by the Partnership during the three months ended June 27, 2026 of its Common Units:

	Total Number		Number of Common	Approximate Dollar Value
	of Common	Average	Units Purchased	of Common Units
	Units	Price Paid	as Part of Publicly	that May Yet be Purchased
Period	Purchased (1)	per Common Unit	Announced Program	under the Program
March 29, 2026 through April 25, 2026	1,816	$19.94	N/A	N/A
April 26, 2026 through May 23, 2026	—	—	N/A	N/A
May 24, 2026 through June 27, 2026	—	—	N/A	N/A
Total	1,816	$19.94	N/A	N/A

(1) This represents the number of Common Units withheld from participants for income tax withholding purposes for those executive officers of the Partnership whose restricted units vested during the period. Such restricted units were issued to participants pursuant to the Suburban Propane Partners, L.P. 2018 Restricted Unit Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 27, 2026, our supervisors and executive officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended), did not adopt or terminate any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SUBURBAN PROPANE PARTNERS, L.P.

August 6, 2026	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer

August 6, 2026	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Vice President, Controller and Chief Accounting Officer